Form 10-K
period 1996-04-30
HIGH COUNTRY VENTURES INC
filed 1996-08-13
CIK 845879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
     April 30, 1996                                              33-26692


                          HIGH COUNTRY VENTURES, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Minnesota                                             41-0825298
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


8120 Penn Avenue South, Suite 446, Bloomington, Minnesota               55431
- - ---------------------------------------------------------             ----------
        (Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code:  (612) 888-6555

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                                Name of each exchange
                                                            on which registered

     Common Shares, no par value                             Over-the-Counter
     ---------------------------                             ----------------


          Securities registered pursuant to section 12(g) of the Act:

                          Common Shares, no par value
          -----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      (X) Yes    (_) No

     There was no market value of the voting stock held by non-affiliates of the registrant as of August 10, 1995.

     The number of shares outstanding of the registrant's Common Stock is 5,425,920.

                                    PART I


Item 1.  Business.

GENERAL

The Registrant was incorporated on February 11, 1959 under the laws of the State of Minnesota under the name Rogers Hardware and Lumber Company. In 1969, the Company changed its name to Component Systems, Inc. In May 1987, the Shareholders restated its Articles of Incorporation and approved a name change to Prestine, Inc. On April 1, 1988, concurrent with a business combination with High Country Fashions, Inc., the Company's name was changed to High Country Ventures, Inc. On April 28, 1988, High Country Fashions, Inc. a wholly owned subsidiary of High Country Ventures, Inc. acquired substantially all of the assets, as well as all open contract balances and future marketing rights of Continental Casuals, Ltd., a sister company wholly owned by an officer/major shareholder of High Country Ventures, Inc. The assets of Continental Casuals were also purchased.

High Country Fashions, Inc. has been in business since 1977. The Registrant, through High Country Fashions, Inc. is principally engaged in the business of assisting new prospects in setting up their own retail clothing and shoe stores. Services that are provided include store fixtures and initial inventory, management training and consulting, assistance with selection of accessories and arranging a grand opening. The selection of stores offered has grown from four types to sixteen types.

PRODUCT

In 1984, the Company offered four different types of stores: Jeans and sportswear, infants to preteen, ladies' apparel and large sizes. In 1985, Registrant expanded its lines to offer accessories such as jewelry, handbags, and belts to stores. In 1987, Registrant added the following stores to its list:
Leather goods, men's big and tall clothes, dancewear/aerobics stores, men's shoes, ladies' shoes, athletic and childrens shoe stores, ladies' petite clothes, ladies large size apparel, bridal, lingerie and color analysis for ladies. In 1991, the maternity store was added. In 1992 western wear and work clothes stores were added.

SERVICES OFFERED

Registrant, through High Country Fashions, Inc., provides its services in packaged sales varying from $26,900 to $38,900. Packages are paid in two installments: $2,900 in initial deposit and balance due when inventory is selected. Selection of inventory takes place at the Company's training center in Atlanta, Georgia. Registrant offers a two to four-day training program run by three trainers at its facility in Atlanta, Georgia. When the customer arrives in Atlanta, he/she pays the balance of the contract. The inventory is selected and the contract amount of inventory ranging from $9,000 to $15,000 is shipped at the Registrant's expense while inventory in excess of the contract amount is shipped at the customer's expense. Registrant also offers a selection of store fixtures which are manufactured in Mt. Vernon, Arkansas. Fixtures are stored in a building leased by the Registrant and transported in one of the Registrant's five maxivans to the stores where they are installed. Wooden store fixtures that are manufactured in Arkansas are installed in the store by the driver and helper of the van. Chrome and brass store fixtures are stored in Minnesota and are shipped at the Registrant's expense to the store owners who assemble and install these type of fixtures themselves. The chrome and brass fixtures are purchased from nonaffiliated sources and represent approximately half of the fixtures purchased by each store owner.

Registrant also offers assistance in selection of the location for the proposed store and assistance in selection of merchandise to be purchased for sale in the store. It provides a grand opening, training manuals, an advertising manual, promotional ideas and accessories.

Some packages include in-store training. There are eight trainers who spend two to four days doing in-store training. There are three trainers who conduct two-day training seminars in Atlanta. Registrant maintains two training centers in Atlanta, one for clothing store owners and one for shoe store owners.

MARKETING

The Registrant advertises throughout the country and Canada in business magazines as well as selected newspapers in most of the States of the Union. After prospects respond to the advertisements, by mail or phone, they are contacted by telephone by the sales staff of the Registrant for a further explanation of the business opportunities offered. A complete detailed package of information is sent to the prospect and periodic contact is made with the prospect until the sale is made or until the prospect is no longer interested in any business opportunity.

SALES AND DISTRIBUTION

Sales offices are located in the head office of the Registrant in Bloomington, Minnesota, Atlanta, Georgia, Edmonton, Alberta, Canada, Orlando and Panama City, Florida. Sales are made directly to customers who are prospects, most of whom answer advertisements in national magazines or local newspapers.

COMPETITION

Competition consists of two small companies who offer substantially similar packages. There is no particular advantage between the Registrant and its two competitors. A customer who answers the Registrant's advertisement has a tendency to purchase the package offered by the Registrant.

EMPLOYEES

On April 30, 1996, the Registrant had 14 full-time employees and commissioned sales people, of whom 5 are engaged in general administration and in sales, 3 in training and related activities, and 6 who are doing office work. No employee is represented by a union. Management considers its employee relations to be satisfactory and does not anticipate any interruption in work flow.

Item 2.   Properties.

The Company leases, on a month-to-month basis, the following facilities from High Country Real Estate Corporation, an affiliated company:

     Bloomington, Minnesota office facility, 1756 square feet on a month to month basis at a monthly rental of $2,855.

     Atlanta or Marietta, Georgia training facilities, 951 square feet and 500 square feet at a monthly rental of $1,089 and $500, respectively.

The Company also leases a warehouse facility in Mt. Vernon, Arkansas from Loughlin Investments, an affiliated company covering 1000 square feet at $500.00 per month on a month to month basis.

It is contemplated that the Registrant will renew the above leases when needed at rates approximately the same as currently in effect.

Item 3.   Legal Proceedings.

Management is not aware of any legal proceeding, the outcome of which would adversely affect Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Shareholders was held on October 11, 1995. The three Directors of the Company, Stephen C. Loughlin, Timothy J. Larson and Jan Lovlie were re-elected with no opposition.

     The auditors were reappointed.

     No other matters were voted on at the meeting.

                                    PART II

Item 5.   Market of Registrant's Common Equity and Related Stockholder Matters.

The Registrant's Common Stock is traded on the Local Over-the-Counter market under the name High Country Ventures.

The following table sets forth High and Low closing sales prices for the Registrant's Common Stock for the fiscal quarters indicated. These prices represent inter-dealer quotations and do not include retail markup, markdown or commission. They may not represent actual transactions.

                             1994             1995
                             ----             ----
                         High     Low     High    Low
                         ----     ---     ----    ---
     First Quarter       None     None    None    None
     Second Quarter      None     None    None    None
     Third Quarter       None     None    None    None
     Fourth Quarter      None     None    None    None

As of April 30, 1996 there were 381 Shareholders of record.

DIVIDEND HISTORY

Since the reorganization of the Registrant in 1988, Registrant has not paid a cash dividend. It is the present intention of the Board of Directors to reinvest any earnings of the Company into its business and, therefore, payment of cash dividends is not anticipated in the foreseeable future.

Item 6.   Selected Financial Data.

The following table sets forth certain financial information for the years ended April 30, 1992 through April 30, 1996:

                                    For the year ended  For the year ended
                                    ------------------  ------------------
                                      April 30, 1996      April 30, 1995
                                    ------------------  ------------------
Revenue                                $3,598,991.00       $3,236,088.00
Income (Loss) from
Continuing Operations                    (135,836.00)        (115,327.00)
Income (Loss) per
    Common Share                               (0.03)              (0.02)
Total Assets                              217,655.00          355,460.00
Long Term Obligations                      36,971.00           56,475.00

                                    For the year ended  For the year ended
                                    ------------------  ------------------
                                      April 30, 1994      April 30, 1993
                                    ------------------  ------------------
Revenue                                $1,843,300.00       $2,040,651.00
Income (Loss) from
Continuing Operations                     (50,203.00)        (277,593.00)
Income (Loss) per
    Common Share                               (0.01)              (0.05)
Total Assets                              148,887.00          201,757.00
Long Term Obligations                            .00                 .00

                           For the year ended
                           ------------------
                             April 30, 1992
                           ------------------
Revenue                       $2,760,726.00
Income (Loss) from
Continuing Operations            (49,795.00)
Income (Loss) per
    Common Share                      (0.01)
Total Assets                     209,470.00
Long Term Obligations                   .00

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation.

High Country Ventures, Inc. has been in operation since 1977. In the fiscal year ended April 30, 1996, High Country Ventures, Inc. had consolidated revenues of $3,598,991 and a consolidated net loss of $(135,836). The loss reported during the year ended April 30, 1996 was due in large part to the third quarter which was adversely effected by threatened Government shutdown which scared a lot of sales prospects and which was followed by two actual shutdowns resulting in delayed SBA loan processing. There has been a gradual increase in Small Business Administration (SBA) funding over the last 3 years and they now appear to be catching up and are providing individuals with the capital they need to get started in their own business. Now that the funding is improving we should begin to recover the delayed openings. During the last 3 fiscal years, we have obtained initial deposits and store selections as follows:


                            1996               1995               1994
                     Number    Dollars   Number   Dollars   Number   Dollars
                     ------    -------   ------   -------   ------   -------
Initial Deposits       207      $603,070   269     $703,722   124     $336,361
Store Selects           96    $2,835,131   100   $2,747,786    53   $1,417,897
                               ---------          ---------          ---------
    Total Receipts            $3,434,201         $3,451,508         $1,754,258
                               =========          =========          =========

With more banks understanding and using the SBA LowDoc Loan Guarantee Program along with our increased involvement in helping prospects with business plans and the entire loan process, we have dramatically increased our store select ratio. In fiscal 1995, we helped close just over one-third of the store loans. Whereas in fiscal 1996, we helped close a ratio of almost one-half of the loans. We are expecting another increase in that ratio for 1997 with our increased experience and with recent reports that consumer confidence jumped to a six year high suggesting that consumer spending, representing two-thirds of the nation's economic activity would continue. Also, leading ecomonic indicators have been up the last few months which projects increased economic activity 6 - 8 months ahead.

The future looks very good for our industry due to the economic plan passed last year which benefits start-up companies and investing, with regards to tax benefits and capital gains for new business. This will make a tremendous difference to new entrepreneurs as the banks start lending to new business again. We hope to get back to store opening levels of 1988 and 1989 with half the overhead. This should start in 1996 and increase upward through 1996 and 1997. To achieve the levels of 1988 and 1989, we have doubled our advertising in the second quarter of 1997. We will maintain this aggressive approach through the third quarter of 1997. This is our busiest time of year with the back-to-school and Christmas sales. We hope this will double our sales and result in double store openings. We have recently seen a upswing in apparel sales especially Ladies Better Good Stores, which follows with an increase in shoe stores which historically has been the last type of store to come back on-line. In the late 1980's we were doing over 125 shoe stores a year. We hope this will soon return.

The new fixture factory is running smoothly with a substantial savings in our fixture production. By setting up our own fixture factory with a new building and equipment, the company used cash that would have otherwise been used in advertising. The long-term effect of building our fixture factory is a substantial savings in the cost of store fixtures.

The company has also reduced their telephone costs by over 25% in the last year. This is a big savings due to their heavy use of the telephone. In turn we will be able to advertise more as the credit crunch for new business subsides. Starting in August 1995 we returned to small town advertising as we did in 1988 through 1989. As the economy in small-town America continues to improve, we have doubled our advertising budget in this market, which we believe will dramatically increase our sales and store openings. Recently one of our top salesmen of the 1980's returned to work for the company. He was away since the Gulf War and Recession, and we are excited about the experience and qualifications he brings back to our company.

Given the Company's heavy reliance on printed advertising for new business, management is continuing to control and minimize other indirect administrative expenses, thereby improving cash flow and allowing for more funds to be expended on advertising and other business generating promotion. The Company's contracts are not written with specific contract prices for specific services. Rather, a total contract price is negotiated along with each contract's level of service and type of fixtures. Although this makes it difficult to assess the contribution to revenue and profitability of each component of each contract, management does monitor the relative cost of each component to the total negotiated contract price. During fiscal 1996, the decline in the reported gross profit percentage from 1995 and 1994 occured in spite of a decrease in the relative cost of merchandise, fixtures and travel related expenses as this cost decrease was offset by a greater proportion of contract completions to deposits received than achieved in 1995 and 1994. Given the revenue recognition methodology followed by the Company (as discussed below), an increase in the proportion of revenue derived from completed contracts rather than from initial deposits will result in a decline in the gross profit reported on recorded revenues since there are minimal direct expenses incurred in connection with the initial deposits.

It should be noted that for financial reporting purposes the Company follows accounting guidance established for franchisers, even though the Company provides consulting and assistance relative to business opportunities, not franchises. As a result of using this method, the Company has deferred the recognition of revenue for receipts totalling $173,060 as of April 30, 1996. Furthermore, the balance due the Company under all uncompleted contracts has not been recorded in the Company's financial statement in any manner. The total balance due High Country under uncompleted contracts, which are less than 180 days old, aggregates $2,090,350 as of April 30, 1996.

This accounting method is felt to be appropriate given the lack of authoritative guidance covering the Company's situation and the conservative nature of this method. Under this method, initial non-refundable deposits are regarded as liabilities when collected. These initial payments are recognized as revenue when the customer makes their remaining payment to High Country or after 180 days from receipt of the initial deposit, whichever occurs first. The 180 day cutoff represents the point in time when it is unlikely, based on historical experience, that the customer will complete the contract, and thus it is possible that they will forfeit their deposit. It should be noted, however, that the contracts are written in perpetuity, so it is possible for any customer to complete their contract even after the 180 day period has elapsed. Management's collection efforts after the 180 day period diminshes. After the initial deposit is received and contract is signed, a representative will work continually, with the party that entered into the contract in an effort to reach the point where the party is in a position to open their store. The representative works closely with the party in working up a business plan for presentation to the lending institutions; with realtors or property management to assist the party in obtaining a store location while providing continual follow-up to keep the party motivated toward opening their store. As a result of these procedures, as a contract balance-due ages, its likelihood of ultimate collection diminishes. Accordingly, management does not record the balance due as a receivable or revenue until it is received, and is unable to predict with any certainty, what portion if any of the total balance due under all uncompleted contracts will eventually be collected, although we believe our older contract completions should gradually increase over the next 3 years with that long awaited help from the financial institutions and SBA's new programs. We have 85% of all contracts completed up to 1989. We hope to gradually climb toward that goal over the next 3 years.

At April 30, 1996 and 1995, the net deferred tax asset aggregated $199,000 and $340,000, respectively, primarily related to net operating loss carryforwards. Additionally, a valuation allowance has been recorded for the full amount of the net deferred tax asset as there is insufficient profitable operating history to support the realization of its benefit.

Financial Condition, Liquidity and Capital Resources: Historically, the Company has used cash in its operations, due in large part to the heavy up-front costs associated with generating new business and the delay in realizing the positive cash flow from an increased level of business. The trend towards lowering the percentage of contracts going to completion has further contributed to this usage. These traditional operating capital usages have been funded by traditional outside debt such as bank term debt or through related party debt. Given the nature of the current banking environment, however, management has been attempting to eliminate all outside bank debt. On April 30, 1996, the Company had cash of $23,079 down by $86,126 from the prior year end balance. Working capital was a negative $(1,491,480), caused by the effects of the Company's current year net loss and as a result of the initial contract payments received amounting to approximately $173,060 which, as discussed above, are reflected as current liabilities on the balance sheet although the Company has no obligation to repay these funds or provide any additional services. During the year ended April 30, 1996, the Company used net cash of $86,126 through its operations, financing activities and investing activities. During this year, operations provided net cash of $35,977. Although there is no assurance that the Company will be able to generate positive cash flow from its operations in the future, nor whether such cash flow, if any, will be adequate to fund future investment and financing activities, management believes, given the level of the receivables underlying all uncompleted contracts, that the Company's operations will be adequate to sustain it. In the event that additional cash is needed, the Company may turn to its officers, to traditional sources of debt financing, to factors, to other asset-based lenders who may be interested in acquiring the receivables underlying uncompleted contracts, or to the equity market. As of April 30, 1996, however, management does not anticipate requiring any additional infusion of capital, beyond the funds advanced by its president, in order to maintain its present level of operations above what is anticipated to be generated from operations based on the results to date of management's active control and minimization of indirect administrative costs. Accordingly, management has not addressed which method would be employed.

Management is unaware of any material impact inflation has had on their business, although other economic factors, as described under "Results of Operations" are believed to be slowing down the Company's sales level.

Item 8.  Financial Statements and Supplementary Data

See attached.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

During the fiscal years ended April 30, 1995 and April 30, 1996, Registrant neither changed its accountants nor reported a disagreement on Form 8-K on any matter of accounting principle or practice or financial statement disclosure.

                              PART III


Item 10.    Directors and Executive Officers of the Registrant.

Below is information regarding the executive officers and directors of the Registrant including information furnished by them as to principal occupations for the last five years, certain other directorships held by them, and their ages. Officers are elected by the Company's Board of Directors and serve at the discretion of the Board.



Name                   Age     Position
- - ----                   ---     --------
Stephen C. Loughlin     55     Chief Executive Officer, Chief Financial Officer,
                               Principal Accounting Officer, President,
                               Treasurer and Director.

Timothy J. Larson       40     Vice President, Secretary and Director

Jan Lovlie              56     Director


All officers and directors are elected on an annual basis. The present term of office for each director will expire at the next annual meeting of the Shareholders of Registrant or at such time as his successor is duly elected. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

STEPHEN C. LOUGHLIN has been the President of High Country Fashions, Inc. for more than seven years. He is a Director and shareholder of Regal Advertising, Inc., Continental Casuals Ltd., High Country Real Estate Corporation, Loughlin Investments, and Can American Investments, Inc.

TIMOTHY J. LARSON has been the Vice President of High Country Fashions, Inc. for more than seven years.

JAN LOVLIE has been engaged in the private practice of accountancy for more than seven years. He is also Director of Accounting Services. Inc.

Item 11.    Executive Compensation.

The following tables sets for the cash compensation paid or accrued for services performed during the year ended April 30, 1996 for the executive officers for the Company:

Name of Individual or              Capacities in       Cash Compensation
Number of Persons in Group         Which Served            Per Year
- - --------------------------         -------------       -----------------

Stephen C. Loughlin           Chief Executive Officer        $144,000.00
                              Chief Financial Officer
                              Principal Accounting
                              Officer and President



Timothy J. Larson          Vice President and          60,000.00*
                           Secretary

     *Mr. Larson also receives additional income in the form of commissions. For the year ended April 30, 1996, he received commissions of $10,500.

No compensation is paid to Directors for serving as a member of the Board.

Item 12.  Security Ownership of certain Beneficial Owners and Management.

As of April 30, 1996, Registrant had outstanding 5,425,920 shares of Common Stock. The following table sets forth certain information regarding the ownership of the Registrant's capital stock as of April 30, 1995 by (i) all those known by Registrant to be beneficial owners of more than 5% of the Common Stock, (ii) Directors, and (iii) all executive officers and directors as a group. Ownership information is based upon information furnished by the respective beneficial owners.


     Name of Beneficial            Shares of Common Stock   Percent of
           Owner                     Beneficially Owned    Voting Power
     ------------------            ----------------------  -------------

(i)   Certain Beneficial Owners...

      None

(ii)  Directors...................

      Stephen C. Loughlin                  3,000,000            55.3%

      Timothy J. Larson                       30,000              .6%

      Jan Lovlie                             250,000             4.6%

(iii) All Officers and Directors..

      As a Group (3 persons)               3,280,000            60.5%

Items 13. Certain Relationships and Related Transactions.

Regal advertising is a company wholly owned by Stephen C. Loughlin. Regals only activity is placing advertisements on behalf of High Country Fashion, Inc. for which it receives reimbursement for its costs incurred. Registrant reimbursed Regal for advertising costs of $780,228, $779,114, and $301,823, during the years ended April 30, 1996, 1995 and 1994 respectively.

                                    PART IV


Item 14.  Exhibits, Financial Statement, Schedules and Reports on
          Form 8-K.

(a)  Documents filed as part of this report:

                         Index to Financial Statements
                         -----------------------------


1.   Financial Statements:                               Page

     Report on examination of Financial Statements        1
       years ended 4-30-96, 4-30-95 and 4-30-94
     Index to Consolidated Financial Statements           1A
     Independent Auditor's Report                         1B
     Consolidated Balance Sheet                           2
     Consolidated Statement of Operations                 3
     Consolidated Statement of Shareholders' Deficit      4
     Consolidated Statement of Cash Flows                 5
     Notes to Consolidated Financial Statements           6-13

2.   Exhibits:

     No change in Restatement of Articles of Incorporation or Amendment of Articles of Registrant from previous 10K for year ending April 30, 1996.

(b) Reports on Form 8-K during the last quarter of the period covering this report:

     None.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the Undersigned, thereunto duly authorized.



                                  HIGH COUNTRY VENTURES, INC.


                                  By: /s/ Stephen C. Loughlin
                                     --------------------------------
                                     Stephen C. Loughlin, President


Dated: August 13, 1996.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                        Title             Date
     ----                        -----             ----

BY: /s/ Stephen C. Loughlin      President and     August 13, 1996
    -------------------------    Director
    Stephen C. Loughlin


BY: /s/ Timothy J. Larson        Vice President,   August 13, 1996
    --------------------------   Secretary and
    Timothy J. Larson            Director


BY: /s/ Jan Lovlie               Director          August 13, 1996
    --------------------------
    Jan Lovlie

                          HIGH COUNTRY VENTURES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                         APRIL 30, 1996, 1995 AND 1994

                          HIGH COUNTRY VENTURES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994


Independent Auditors' Report                                       1


Consolidated Balance Sheet                                         2


Consolidated Statement of Operations                               3


Consolidated Statement of Shareholders' Deficit                    4


Consolidated Statement of Cash Flows                               5


Notes to Consolidated Financial Statements                      7-13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors and Shareholders
High Country Ventures, Inc.
Minneapolis, Minnesota



We have audited the accompanying consolidated balance sheet of High Country Ventures, Inc., as of April 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' deficit and of cash flows for each of the three years in the period ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Country Ventures, Inc. as of April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.



SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

July 10, 1996

                          HIGH COUNTRY VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                             APRIL 30, 1996 AND 1995

                  ASSETS                                                             1996            1995
                                                                                  -----------   -----------
Current assets:
  Cash                                                                            $    23,079   $   109,205
  Inventory (Note 4)                                                                   15,201        17,421
  Prepaid expenses (Note 9)                                                            35,825        67,059
                                                                                  -----------   -----------
        Total current assets                                                           74,105       193,685

Property and equipment-net (Note 5)                                                    68,624        83,949
Notes receivable - related parties (Note 3)                                            57,826        57,826
Note receivable (Note 3)                                                               17,110        20,000
                                                                                  -----------   -----------
        Total assets                                                              $   217,665   $   355,460
                                                                                  ===========   ===========

      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Notes payable - related parties (Note 2)                                        $   421,309   $   522,831
  Accounts payable                                                                    609,487       401,798
  Accounts payable - related parties (Note 2)                                          82,151        77,036
  Accrued payroll and payroll taxes                                                    95,921        38,223
  Accrued interest - related parties (Note 2)                                         164,949       157,302
  Deferred revenue (Note 9)                                                           173,060       333,850
  Current portion of long-term debt (Note 6)                                           14,058        12,931
  Current portion of obligations under capital leases (Note 7)                          4,650         4,069
                                                                                  -----------    ----------
        Total current liabilities                                                   1,565,585     1,548,040
Long-term debt (Note 6)                                                                24,651        39,017
Obligations under capital leases (Note 7)                                              12,320        17,458
                                                                                  -----------   -----------
        Total liabilities                                                           1,602,556     1,604,515
                                                                                  -----------   -----------
Commitments and contingencies (Note 11)                                                     -             -
Shareholders' deficit:
  Common stock (no par value; 50,000,000 shares
    authorized; 5,425,920 shares issued and outstanding                               437,415       437,415
  Preferred stock (no par value; 5,000,000 shares
    authorized, no shares issued and outstanding)                                           -             -
  Accumulated deficit                                                              (1,822,306)   (1,686,470)
                                                                                  -----------   -----------
        Total shareholders' deficit                                                (1,384,891)   (1,249,055)
                                                                                  -----------   -----------
        Total liabilities and shareholders' deficit                               $   217,665   $   355,460
                                                                                  ===========   ===========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                                        1996              1995             1994
                                                     ----------        ----------       ----------
Revenues (Note 9)                                    $3,598,991        $3,236,088       $1,843,300

Cost of revenues                                      1,566,062         1,410,393          677,070
                                                     ----------        ----------       ----------

    Gross profit                                      2,032,929         1,825,695        1,166,230

Selling, general and administrative expenses          2,107,881         1,867,890        1,150,540
                                                     ----------        ----------       ----------

    Income (loss) from operations                       (74,952)          (42,195)          15,690

Other income and (expense):
  Gain on sale of equipment                                 -              11,990              -
  Miscellaneous income                                    2,553               -                755
  Interest expense                                      (63,437)          (85,122)         (66,648)
                                                     ----------        ----------       ----------

    Loss before income taxes                           (135,836)         (115,327)         (50,203)

Provision for income taxes (Note 8)                         -                 -                -
                                                     ----------        ----------       ----------
    Net loss                                         $ (135,836)       $ (115,327)      $  (50,203)
                                                     ==========        ==========       ==========

Net loss per share                                   $     (.03)       $     (.02)      $     (.01)
                                                     ==========        ==========       ==========
Weighted average number of
  shares outstanding                                  5,425,920         5,425,920        5,425,920
                                                     ==========        ==========       ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                  COMMON STOCK
                              --------------------
                              NUMBER OF               ACCUMULATED     SHAREHOLDERS'
                               SHARES     AMOUNT        DEFICIT          DEFICIT
                              ---------  ---------  ---------------  ---------------

Balances at April 30, 1993    5,425,920   $437,415    $ (1,520,940)    $ (1,083,525)

Net loss for the year
  ended April 30, 1994              -          -           (50,203)         (50,203)
                              ---------  ---------    ------------     ------------

Balance at April 30, 1994     5,425,920    437,415      (1,571,143)      (1,133,728)

Net loss for the year
  ended April 30, 1995              -          -          (115,327)        (115,327)
                              ---------  ---------    ------------     ------------

Balances at April 30, 1995    5,425,920    437,415      (1,686,470)      (1,249,055)

Net loss for the year
  ended April 30, 1996              -          -          (135,836)        (135,836)
                              ---------  ---------    ------------     ------------

Balances at April 30, 1996    5,425,920   $437,415    $ (1,822,306)    $ (1,384,891)
                              =========  =========    ============     ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                                            1996               1995               1994
                                                       -------------      -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $(   135,836)      $(   115,327)      $(   50,203)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
   Depreciation                                              21,000             18,025             9,092
   Gain on sale of equipment                                    -          (    11,990)              -
   Decrease (increase) in assets:
    Inventory                                                 2,220                970            30,127
    Prepaid expenses                                         31,234        (    41,925)       (    9,333)
   Increase (decrease) in liabilities:
    Accounts payable                                        207,689            229,319            12,287
    Accounts payable - related parties                        5,115        (    38,808)           26,119
    Accrued payroll and payroll taxes                        57,698        (    58,665)           28,940
    Accrued interest - related party                          7,647             28,288            37,130
    Deferred revenue                                    (   160,790)           215,420        (   89,042)
    Other current liabilities                                   -          (    13,918)           13,918
                                                       ------------       ------------       -----------
    Net cash provided by operating activities                35,977            211,389             9,035
                                                       ------------       ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                     (     5,675)       (     5,062)            -
 Increase (decrease) in notes receivable                      2,890              3,350        (   31,126)
 Proceeds from sale of equipment                                -               11,990             -
                                                       ------------       ------------       -----------
    Net cash provided by (used in)
     investing activities                               (     2,785)            10,278        (   31,126)
                                                       ------------       ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) in notes payable - related parties          (   101,522)       (   113,211)       (   32,019)
 Payments of long term debt                             (    13,239)       (     8,152)             -
 Payments of obligations under capital leases           (     4,557)       (     3,759)             -
                                                       ------------       ------------       -----------
    Net cash used in
     financing activities                               (   119,318)       (   125,122)       (   32,019)
                                                       ------------       ------------       -----------

Increase (decrease) in cash                             (    86,126)            96,545        (   54,110)

Cash - beginning of year                                    109,205             12,660            66,770
                                                       ------------       ------------       -----------

Cash - end of year                                     $     23,079       $    109,205       $    12,660
                                                       ============       ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                $     55,790       $     59,713       $    26,639
                                                       ============       ============       ===========

 Cash paid for taxes                                   $       -          $       -          $      -
                                                       ============       ============       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 During 1995, the Company purchased equipment by issuing long-term debt and obligations under capital leases totalling $60,100 and $25,286, respectively.

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Organization:

            High Country Ventures, Inc. ("the Company") assists individuals in opening retail clothing and shoe stores throughout the United States. Customers will contract with the Company to receive this assistance and at the same time make an initial payment and agree to pay the balance due at a future time. The initial payment approves a certain market area and type of store as well as fixing the negotiated contract price. The balance due will typically include initial inventory purchases, introduction to suppliers of inventory, store fixtures and accessories, supplies, training and assistance in coordinating the store's grand opening. Once the space is opened, the customer runs the store independently and the Company has no further rights or obligations under the contract.

            The Company was incorporated on February 11, 1959, under the laws of the State of Minnesota, under the name of Rogers Hardware and Lumber Company. In 1969, the Company changed its name to Component Systems, Inc. The Company was formerly engaged in the building of prefabricated rafters for the construction industry but had been inactive since 1980. In May 1987, the shareholders restated its articles of incorporation and approved a name change to Prestine, Inc. On April 1, 1988, concurrent with a business combination with High Country Fashions, Inc., the Company name was changed to High Country Ventures, Inc. The Company does business under the names High Country Fashions and Continental Casuals.

          Principles of Consolidation:

            The accompanying consolidated financial statements include the operations of High Country Ventures, Inc. and its wholly owned subsidiary High Country Fashions, Inc. for all periods presented. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

          Inventory:

            The Company's inventory consists of constructed fixtures and other store displays. Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

          Property and Equipment:

            Property and equipment is stated at cost. Depreciation is computed using the straight-line method and is charged to expense based upon the estimated useful lives of the assets.

            Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

                          HIGH COUNTRY VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Revenue Recognition:

            The Company records revenue when all material services and conditions relating to a contract have been substantially performed. The initial, nonrefundable contract payment is deferred and recognized as revenue upon the earlier of the contract balance being collected and services performed by the Company, or when it is reasonably certain the customer will not complete the contract, based upon operating history.

          Per Share Data:

            The net income or loss per share was computed based on the weighted average number of shares of common stock outstanding during the years.

          Advertising Costs:

            The costs incurred to advertise the Company's services are expensed as incurred.

          Income Taxes:

            Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassifications:

            Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. These reclassifications have no effect on the accumulated deficit or net loss as originally reported.

                          HIGH COUNTRY VENTURES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994



NOTE 2:   RELATED PARTY TRANSACTIONS

          Notes Payable - Related Parties:

            During 1996, 1995 and 1994, the officer/majority shareholder, a wholly owned company of the officer/majority shareholder and other related parties made various loans to the company. The loans are due on demand and bear interest at rates from 8.00% to 18.15%. At April 30, 1996 and 1995, accrued and unpaid interest on these related party notes totalled $164,949 and $157,302, respectively. Related party interest expense aggregated $33,647, $57,288 and $67,130 during 1996, 1995 and 1994, respectively.

          Due From Majority Shareholders:

            The Company made advances to and paid expenses on behalf of its majority shareholders and recorded a receivable for such amounts. This receivable is netted against the notes payable to the shareholders included in notes payable - related parties on the accompanying consolidated balance sheet. These advances to and expenses paid on behalf of the shareholders aggregated $273,815 and $111,452 during 1996 and 1995, respectively.

          Regal Advertising Agency:

            Regal Advertising Agency (Regal) is a Company wholly owned by the officer/majority shareholder of the Company. Regal's only activity is placing advertisements on behalf of the Company for which it receives reimbursements of its costs incurred. The Company incurred total advertising expense, all of which was placed through Regal, of $780,228, $779,114 and $301,823 during 1996, 1995 and 1994, respectively. As of April 30, 1996 and 1995, the Company owed Regal $53,626 and $77,036, respectively, which is included in accounts payable - related parties on the accompanying consolidated balance sheet.

          High Country Real Estate Corporation:

            High Country Real Estate Corporation ("HCRE") is a company wholly-owned by the Company's officer/majority shareholder. HCRE's only activity is entering property leases on behalf of the Company and then subleasing the premises to the Company on a month to month basis at rates equivalent to HCRE's lease with the related landlord less subrental payments received from third parties. During 1996, 1995 and 1994, the Company leased its office in Minneapolis, Minnesota and its national training/sales facility in Atlanta, Georgia from HCRE at an aggregate monthly cost of $7,418 less varying monthly subrentals received. As of April 30, 1996 and 1995, the Company owed HCRE $28,525 and $-0-, respectively, which is included in accounts payable - related parties on the accompanying consolidated balance sheet.

                          HIGH COUNTRY VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994


NOTE 2:   RELATED PARTY TRANSACTIONS (CONTINUED)

          Loughlin Investments:

            During 1996, 1995 and 1994, Loughlin Investments, a Company wholly owned by the Company's officer/majority shareholder leased a warehouse/office facility in Mt. Vernon, Arkansas to the Company at a monthly cost of $500.

          S & S Shoe Co., Inc.

            S & S Shoe Co., Inc. ("S & S") is a company wholly-owned by the Company's officer/majority shareholder. S & S supplies the Company with merchandise and occupies a showroom in the Company's Atlanta, Georgia facility. During the 1996, 1995, and 1994, purchases from S & S totalled $139,400, $81,092 and $40,713, respectively.

NOTE 3:   NOTES RECEIVABLE

          As of April 30, 1996 and 1995, the Company had outstanding notes receivable from employees totalling $57,826, and from a supplier totalling $17,110 and $20,000, respectively. These notes receivable are due on demand and bear interest at 8%.

NOTE 4:   INVENTORY

          Inventory consisted entirely of completed fixtures and displays at April 30, 1996 and 1995.

NOTE 5:   PROPERTY AND EQUIPMENT - NET

          Property and equipment - net consisted of the following at April 30:

                                                                 Estimated
                                                                  Useful
                                               1996      1995      Lives
                                             --------  --------  ---------
          Vehicles                           $250,240  $250,240  5 years
          Equipment                            86,843    84,148  5 years
          Equipment under capital lease        25,286    25,286  5 years
          Leasehold improvements               17,429    14,449  5 years
                                             --------  --------
           Total property and equipment       379,798   374,123
          Less:  accumulated depreciation     311,174   290,174
                                             --------  --------

          Property and equipment - net       $ 68,624  $ 83,949
                                             ========  ========

          Depreciation expense, including that on assets under capital lease, was $21,000, $18,025 and $9,092 during 1996, 1995 and 1994, respectively. Accumulated depreciation on the equipment under capital lease totalled $7,581 and $2,527 as of April 30, 1996 and 1995, respectively.

                          HIGH COUNTRY VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994


NOTE 6:   LONG-TERM DEBT

          Long-term debt consisted of the following at April 30:

                                                               1996      1995
                                                             --------  --------
          Note payable - bank bearing interest at
          8.75%, maturing June 1997 and
          collateralized by inventory.                        $ 7,864   $15,009

          Notes payable bearing interest at rates varying
          from 6.50% to 9.50%, maturing through
          April 2000 and collateralized by vehicles.           30,845    36,939
                                                              -------   -------

                                                               38,709    51,948

          Less current portion                                 14,058    12,931
                                                              -------   -------

          Long-term debt                                      $24,651   $39,017
                                                              =======   =======

          Future maturities are as follows for the years ending April 30:

            1997                          $14,058
            1998                            8,097
            1999                            8,051
            2000                            8,503
                                          -------
                                          $38,709
                                          =======

NOTE 7:   OBLIGATIONS UNDER CAPITAL LEASES

          The Company leases certain equipment under capital leases. Future minimum lease payments are as follows for the years ending April 30:

            1997                                            $ 6,964
            1998                                              6,964
            1999                                              6,964
            2000                                              3,305
                                                            -------
            Total minimum lease payments                     24,197

            Less amount representing interest                 7,227
                                                            -------

            Present value of net minimum lease payments      16,970

            Less current portion                              4,650
                                                            -------

            Obligations under capital leases                $12,320
                                                            =======


                          HIGH COUNTRY VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994


NOTE 8: INCOME TAXES

        The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                                      1996         1995         1994
                                                                    -------       ------      -------
          Tax benefit computed at the
            maximum federal statutory rate                            (34.0)%      (34.0)%      (34.0)%
          Life insurance premiums                                       3.1          2.5          5.3
          Payroll tax penalties                                         3.6          3.7          7.5
          Other permanent differences                                   1.6          3.8          6.0
          Loss to be carried forward                                   25.7         24.0         15.2
                                                                    -------       ------      -------

          Income tax provision                                      $    -        $   -       $    -
                                                                    =======       ======      =======

        Deferred taxes consisted of the following at April 30:

                                                                                  1996        1995
                                                                              ----------   ----------
          Asset:
            Net operating loss carryforward                                   $  161,000   $  315,000
            Other                                                                 38,000       25,000
                                                                              ----------   ----------
            Net deferred tax asset                                               199,000      340,000
            Less valuation allowance                                            (199,000)    (340,000)
                                                                              ----------   ----------

            Net deferred tax asset                                            $        -   $        -
                                                                              ==========   ==========

        The net changes in the valuation allowance for 1996, 1995 and 1994 was an increase (decrease) of $(141,000), $68,000 and $43,700, respectively.

        For financial statement purposes, no net tax provision or benefit has been recorded in 1996 or 1995 relating to current or deferred taxes, as the Company incurred a taxable net loss for each year resulting in an increase in the Company's available net operating loss carryforward. In 1994, the Company utilized a portion of the net operating loss carryforward to offset taxable income of approximately $34,000.

        The Company has not filed tax returns for the years from which the majority of its net operating losses have occurred (Note 11) as a result of an on-going IRS income tax examination. Furthermore, there is insufficient profitable operating history to support the likelihood of ultimate realization of the benefit associated with the net operating loss carryforward. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

                          HIGH COUNTRY VENTURES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994



NOTE 8:   INCOME TAXES (CONTINUED)

          At April 30, 1996, the Company had net operating loss carryforwards as follows for income tax purposes:

       Carryforward           Net Operating
         Expires                  Loss
         April 30             Carryforwards
       ------------           -------------

           2006               $410,000
           2008                180,000
           2010                 50,000
           2011                 60,000
                              --------

                              $700,000
                              ========

NOTE 9:   DEFERRED REVENUE

          As described in Note 1, the Company's accounting policy of recognizing contract fees requires the initial contract fee received to be deferred and recognized as revenue upon the earlier of the contract balance being collected and services performed by the Company or when it is reasonably certain the customer will not complete the contract, estimated to occur 180 days after a contract has been entered.

          The balance due under the contracts is reported as income when collected and not reported as a receivable due to of the contingent nature of its collectibility.

          As of April 30, 1996 and 1995, initial nonrefundable contract payments of $173,060 and $333,850, respectively, have been deferred. The related prepaid commissions on these uncompleted contracts of $26,880 and $66,584, respectively, are included in prepaid expenses on the accompanying consolidated balance sheet.

          The balance due to the Company under the terms of the uncompleted contracts entered into within the 180-day period preceding April 30, 1996 and 1995 aggregated $2,096,350 and $3,562,350, respectively.

NOTE 10:  OPERATING LEASES

          The Company rents/leases office, training and warehouse facilities (Note 2), and equipment under month to month operating leases. As of April 30, 1995, the Company has no long term lease obligations relating to these month-to-month leases. In addition, the Company leases an automobile under a noncancelable operating lease for which future minimum lease payments are as follows:

            1997                                     $   8,607
            1998                                         2,154
                                                     ---------

                                                     $  10,761
                                                     =========

                          HIGH COUNTRY VENTURES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994



NOTE 10:  OPERATING LEASES (CONTINUED)

          Total rental/lease expense was $73,124, $91,121 and $108,470 for the years ended April 30 1996, 1995 and 1994, respectively, and has been included in selling, general and administrative expenses as reported on the accompanying consolidated statement of operations.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

          Line of Credit:

            At April 30, 1996, the Company had an available bank line of credit for borrowings up to $300,000. At April 30, 1996, this credit facility was unused, although $244,000 had been borrowed under the terms of this agreement as of July 10, 1996. Borrowings under the line of credit bear interest at a variable rate (9.5% at April 30, 1996), are secured by virtually all corporate assets and are guaranteed by the Company's officer/majority shareholder. Additionally, the agreement contains certain restrictive covenants which the Company is not in compliance with. The lender has not commenced any actions pursuant to their rights under the default provisions of the line of credit agreement through July 10, 1996.

          Employment Agreement:

            The Company's officer/majority shareholder is bound by a non-compete agreement which restricts the officer/majority shareholder from engaging in business activities similar to the Company through April 1998.

            The Company is also the beneficiary of two key-man life insurance policies for the officer/majority shareholder totalling $1,250,000.

          Tax Returns:

            The Company has not filed tax returns for the years ended April 30, 1992, 1993, 1994, 1995 and 1996. Management is unable to estimate the effect these late filings will have on the future availability of the net operating loss carryforwards derived from these years (Note 8).

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



Board of Directors and Shareholders
High Country Ventures, Inc.
Minneapolis, Minnesota


Our audits of the consolidated financial statements referred to in our report dated July 10, 1996, appearing in the Annual Report on Form 10-K of High Country Ventures, Inc. for the three years in the period ended April 30, 1996 also included an audit of the Financial Statement Schedules for each of the three years in the period ended April 30, 1996. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

July 10, 1996

                          HIGH COUNTRY VENTURES, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                             COLUMN B    COLUMN C - ADDITIONS    COLUMN D     COLUMN E
                                            ----------  ---------------------- ------------  ----------
                                                                    CHARGED TO
COLUMN A                                    BALANCE AT  CHARGED TO    OTHER                  BALANCE AT
- - -----------                                 BEGINNING    COSTS AND  ACCOUNTS-   DEDUCTIONS      END
DESCRIPTION                                 OF PERIOD    EXPENSES   DESCRIBE     DESCRIBE    OF PERIOD
- - -----------                                 ----------  ----------  ---------  ------------  ----------
Year ended April 30, 1996:
  Allowance for deferred tax asset           $340,000    $   -       $   -      $(141,000)    $199,000

Year ended April 30, 1995:
  Allowance for deferred tax asset           $272,000    $ 68,000    $   -      $     -       $340,000

Year ended April 30, 1994:
  Allowance for deferred tax asset           $    -      $272,000    $   -      $     -       $272,000

During 1996, the valuation allowance for the deferred tax asset declined $118,000 as a result of an adjustment to the Company's net operating loss carryforwards, resulting from an IRS examination of the Company's 1989, 1990 and 1991 federal income tax returns.