Form 10-Q
period 1996-07-31
HIGH COUNTRY VENTURES INC
filed 1996-09-13
CIK 845879

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended                                   Commission File Number
    July 31, 1996                                             33-26692

                          HIGH COUNTRY VENTURES, INC.
- ------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Minnesota                                44-0825298
- -------------------------------          -------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


     8120 Penn Avenue South, Suite 446, Bloomington, MN           55431
     --------------------------------------------------           -----
          (Address of principal executive offices)              (Zip code)


Registrant's Telephone Number, including Area Code:    (612) 888-6555

                                      N/A
- ------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             Yes  (X)      No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                   Outstanding at July 31, 1996
- --------------------------                        ----------------------------
Common shares, no par value                              5,425,920 Shares

                          HIGH COUNTRY VENTURES, INC.

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended July 31, 1996 and 1995

                          HIGH COUNTRY VENTURES, INC.


                                    INDEX
                                    -----

                                                                          Page

PART I       FINANCIAL INFORMATION

    Item 1 - Financial Statements

                 Consolidated Balance Sheet                                 1

                 Consolidated Statement of Operations                       2

                 Consolidated Statement of Shareholders' Equity             3

                 Consolidated Statement of Cash Flows                       4

                 Selected Information                                   5 - 7

    Item 2 - Management Discussion and Analysis                         8 - 9



PART II      OTHER INFORMATION

    Item 6 - Exhibits                                                      10

                 Exhibit 11 - Per Share Calculation                        11

                          HIGH COUNTRY VENTURES, INC.

                          CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                 July 31, 1996

                                                         July 31,    April 30,
    ASSETS                                                1996         1996
Current assets:                                        -----------  -----------
  Cash                                                 $   182,708  $    23,079
  Inventory                                                 13,762       15,201
  Prepaid expenses                                          63,450       35,825
                                                       -----------  -----------

        Total current assets                               259,920       74,105

Property and equipment - net                                65,567       68,624
Notes receivable - related parties                          57,826       57,826
Note receivable                                             15,950       17,110
                                                       -----------  -----------

        Total assets                                   $   399,263  $   217,665
                                                       ===========  ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable - Related Party                             838,365      421,309
  Accounts payable                                         478,637      609,487
  Accounts Payable - Related Party                          27,478       82,151
  Accrued payroll and payroll taxes                         96,207       95,921
  Accrued interest - related parties                       164,949      164,949
  Current portion of long-term debt                         14,058       14,058
  Deferred revenue                                         200,700      173,060
  Current portion of obligations
     under capital lease                                     4,650        4,650
                                                       -----------  -----------

        Total current liabilities                        1,825,044    1,565,585

Long-term debt - net of current portion                     24,651       24,651
Obligations under capital leases                            12,320       12,320
                                                       -----------  -----------

        Total liabilities                                1,862,015    1,602,556
                                                       -----------  -----------

Shareholders' equity (deficit):
  Common stock (no par value; 50,000,000
     shares authorized; 5,425,920 shares
     issued and outstanding)                               437,415      437,415
  Preferred stock (no par value;
     5,000,000 shares authorized
     no shares issued and outstanding)
  Accumulated deficit                                   (1,900,167)  (1,822,306)
                                                       -----------  -----------

        Total shareholders'
          equity (deficit)                              (1,462,752)  (1,384,891)
                                                       -----------  -----------

        Total liabilities and
          shareholders' equity (deficit)               $   399,263  $   217,665
                                                       ===========  ===========

             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995

                                                    1996            1995
                                                    ----            ----
Revenues                                         $  724,679      $1,094,793

Cost of revenues                                    270,566         427,953
                                                  ---------       ---------
     Gross profit                                   454,113         666,840

Selling, general and
  administrative expenses                           500,273         596,111
                                                  ---------       ---------
     Income (loss) from operations                  (46,160)         70,729

Miscellaneous and interest income                       340               -

Interest expense                                    (32,041)        (11,111)
                                                  ---------       ---------
     Income (loss) before income taxes              (77,861)         59,618

Income tax benefit                                        -               -
                                                  ---------       ---------
     Net income (loss)                           $  (77,861)         59,618
                                                  ---------       ---------
Net income (loss) per share                      $     (.01)            .01
                                                  ---------       ---------
Weighted average number of
  shares outstanding                              5,425,920       5,425,920
                                                  =========       =========

             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (Unaudited)

                   For the Three Months Ended July 31, 1996




                     Common Stock
                ---------------------                         Shareholders'
                Number of                   (Accumulated         Equity
                 Shares       Amount           Deficit)         (Deficit)
                ---------    --------       ------------      -------------
Balances at
April 30, 1996   5,425,920  $ 437,415       $(1,822,306)      $(1,384,891)

Net income for
the three months
ended July 31,
1996                 --         --              (77,861)          (77,861)
                 ---------  ---------       ------------      ------------
                 5,425,920  $ 437,415       $(1,900,167)      $(1,462,752)
                 =========  =========       ============      ============













             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995

                                                           1996         1995
                                                           ----         ----
Cash flows from operating activities:
  Net income                                            $  (77,861)   $  59,618
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
      Depreciation and amortization                          4,800        5,249
    Decrease (increase) in assets:
      Inventory                                              1,439        7,999
      Prepaid expenses                                     (27,625)      (4,761)
    Increase (decrease) in liabilities:
      Accounts payable                                    (185,523)     (44,416)
      Accrued expenses                                         286       42,833
      Deferred revenue                                      27,640       39,800
                                                        ----------    ---------
          Net cash provided (used for)
            operating activities                          (256,844)     106,322
                                                        ----------    ---------
Cash flows from investing activities
  Purchase of property and equipment                        (1,743)      (2,330)
  Note receivable - related party                            1,160          501
                                                        ----------    ---------
          Net cash (used for)
            investing activities                              (583)      (1,829)
                                                        ----------    ---------
Cash flows from financing activities:
  Additional borrowings (payment of) debt                  417,056     (145,902)
                                                        ----------    ---------
          Increase (Decrease) in cash                      159,629      (41,409)

Cash -- beginning of period                                 23,079      109,205
                                                        ----------    ---------
Cash -- end of period                                   $  182,708    $  67,796
                                                        ==========    =========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                $   32,041    $  11,111
                                                        ==========    =========

             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

               For the Three Months Ended July 31, 1996 and 1995

Note 1: Summary of Significant Accounting Policies

        Nature of Organization:

           High Country Ventures, Inc. ("the Company") assists individuals in opening retail clothing, accessories, and shoe stores. Customers will contract with the Company to receive this assistance and at the same time make an initial payment and agree to pay the balance due at a future time. The initial payment approves a certain market area and type of store as well as fixing the negotiated contract price. The balance due will typically include initial inventory purchases, introduction to suppliers of inventory, store fixtures and accessories, supplies, training and assistance in coordinating the store's grand opening. Once the space is opened, the customer runs the store independently and the Company has no further rights or obligations under the contract.

           The Company was incorporated on February 11, 1959, under the laws of the State of Minnesota, under the name of Rogers Hardware and Lumber Company. In 1969, the Company changed its name to Component Systems, Inc. The Company was formerly engaged in the building of prefabricated rafters for the construction industry but had been inactive since 1980. In May, 1987, the shareholders restated its articles of incorporation and approved a name change to Prestine, Inc. On April 1, 1988, concurrent with a business combination with High Country Fashions, Inc., the Company name was changed to High Country Ventures, Inc.

        Principles of Consolidation:

           The accompanying consolidated financial statements include the operations of High Country Ventures, Inc. and its wholly owned subsidiary High Country Fashions, Inc. All intercompany transactions have been eliminated in consolidation.

                          HIGH COUNTRY VENTURES, INC.

                             SELECTED INFORMATION

                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation

           The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operation, financial position and changes in cash flows. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the full year.

         Inventory:

           The Company's inventory consists of constructed fixtures and other store displays. Inventory is recorded at the lower cost (determined on a first-in, first-out basis) or market.

         Property and Equipment:

           Property and equipment is stated at cost. Depreciation is computed using the straight-line method and is charged to expense based upon the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

         Revenue Recognition:

           The Company records revenue when all services and conditions relating to the contract has been substantially performed. The initial, nonrefundable contract payment is deferred and recognized as revenue upon the earlier of the contract balance being collected and services performed by the Company, or when it is reasonably certain the customer will not complete the contract, based upon operating history.

                          HIGH COUNTRY VENTURES, INC.

                             SELECTED INFORMATION

                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995

Note 1:  Summary of Significant Accounting Policies (Continued)

           The balance due under the contract is reported as income when collected and the contracted services are provided. As of July 31, 1996 the balance due to the Company under the terms of the uncompleted contracts underlying the recorded deferred revenue aggregated $3,837,510.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ended July 31, 1996, consolidated revenues are down $370,114 from the $1,094,793 reported for the same period last year.

Management believes that several economic conditions continue to slow down business in terms of new contracts as well as the contract close rate; these economic conditions show signs of improving. Given the Company's heavy reliance on printed advertising for new business, management is continuing to control and minimize other indirect administrative expenses, thereby improving cash flow and allowing for more funds to be expended on advertising and other business generating promotions. This has had the effect of holding selling general and administrative expenses at $500,273 for the quarter ended July 31, 1996 from $596,111 for the quarter ended July 31, 1995. This decrease of $95,838 related principally to a more limited and focused advertising and promotion effort.

The overall tightening of credit and more conservative posture taken by many lending institutions has slowed down the number of new prospects signed and corresponding initial deposits collected. Further, the slowdown in construction of specialty retail space, such as strip centers, which has traditionally been a primary target location for new stores, has slowed down the overall sales effort. Historically, management has experienced similar economic downturns with similar effects on volume and profitability. Based on this experience, management is attempting to control and monitor all indirect operating costs in order to minimize costs during this slow period. The Company believes that this economic condition is temporary and when it reverses, will create opportunities for significant increases in volume and profitability.

It should be noted that for financial reporting purposes the Company follows accounting guidance established for franchisers, even though the Company provides consulting and assistance relative to business opportunities, not franchises. This is felt to be appropriate given the lack of authoritative guidance covering the Company's situation and the conservative nature of this method. Under this method, initial nonrefundable deposits are regarded as liabilities when collected. These initial payments are recognized as revenue once the customer make their remaining payment to High Country or after 180 days from receipt of the initial deposit, whichever occurs first. The 180 day cutoff represents the point in time when it is unlikely, based on historical experience, that the customer will complete the contract, and thus it is probable that they will forfeit their deposit. It should be noted, however, that the contracts are written in perpetuity, so it is possible for any customer to complete their contract even after the 180 day period has elapsed. As a result of using this method, the Company has deferred the recognition of revenue for receipts totalling $200,700 as of July 31, 1996. Furthermore, the balance due the Company under all uncompleted contracts has not been recorded in the Company's financial statements in any manner. The total balance due High Country under all uncompleted contracts aggregates $21,656,918 as of July 31, 1996 of which $3,837,510 relates to contracts which are less than 180 days old.

Financial Condition, Liquidity and Capital Resources:
- ----------------------------------------------------

Historically, the Company has used cash in its operations, due in large part to the heavy up-front costs associated with generating new business and the delay in realizing the positive cash flow from an increased level of business. The trend towards lowering the percentage of contracts going to completion has further contributed to this usage. These traditional operating capital usages have been funded by traditional outside debt such as bank term debt or through private placements of its common shares. Given the nature of the current banking environment, however, management has been attempting to eliminate all outside bank debt. On July 31, 1996, the Company had cash of $182,708 up by $159,629 from the prior quarter balance. Working capital was a negative income of $(1,565,124), caused by the effects of the Company's current year net income and as a result of the initial contract payments received amounting to $201,000 which, as discussed above, are reflected as current liabilities on the balance sheet although the Company has no obligation to repay these funds or provide any additional services. During the quarter ended July 31, 1996, the Company used net cash of $159,629 through its operations, financing activities and investing activities. During this quarter operations accounted for net cash used for $256,844. Although there is no assurance that the Company will be able to generate positive cash flow from its operations in the future, nor whether such cash flow, if any, will be adequate to fund future investment and financing activities, management believes, given the level of the receivables underlying all uncompleted contracts, that the Company's operation will be adequate to sustain it. In the event that additional cash is needed, the Company may turn to its officers, to traditional sources of debt financing, to factors, to other asset-based lenders who may be interested in acquiring the receivables underlying uncompleted contracts, or to the equity market. As of July 31, 1996, however, management does not anticipate requiring any additional infusion of capital, beyond the funds advanced by its president, in order to maintain its present level of operations above what is anticipated to be generated from operations based on the results to date of management's active control and minimization of indirect administrative costs. Accordingly, management has not addressed which method would be employed.

Management is unaware of any material impact inflation has had on their business, although other economic factors, as described under "Results of Operations" are believed to be slowing down the Company's sales level.

                          HIGH COUNTRY VENTURES, INC.

                          PART II - OTHER INFORMATION

Item 6 - Exhibits

         Exhibit 11 - Per Share Calculation

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  _________________, 1996


                                       HIGH COUNTRY VENTURES, INC.
                                             Registrant

                                       /s/ Stephen C. Loughlin
                                       ________________________________
                                       Stephen C. Loughlin, President
                                       (On behalf of Registrant and as
                                       its principal financial officer)