Form 10-Q
period 1996-10-31
HIGH COUNTRY VENTURES INC
filed 1996-12-11
CIK 845879

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended                                    Commission File Number
  October 31, 1996                                               33-26692

                          HIGH COUNTRY VENTURES, INC
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Minnesota                                       41-0825298
------------------------------------                 ---------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

       8120 Penn Avenue South, Suite 446, Bloomington, MN            55431
       --------------------------------------------------            -----
            (Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including Area Code:  (612) 888 6555

                                      N/A
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                                Outstanding at October 31, 1996
---------------------------                     -------------------------------
Common shares, no par value                            5,425,920 shares

                          HIGH COUNTRY VENTURES, INC.

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         For the Three and Six Months Ended October 31, 1996 and 1995

                          HIGH COUNTRY VENTURES, INC

                                     INDEX
                                     -----



                                                                        Page

PART I    FINANCIAL INFORMATION

 Item 1 - Financial Statements

             Consolidated Balance Sheet                                   1

             Consolidated Statement of Operations                         2-3

             Consolidated Statement of Shareholders' Equity               4

             Consolidated Statement of Cash Flows                         5-6

             Notes to Consolidated Financial Statements                   7

             Selected Information                                         8-9

 Item 2 - Management Discussion and Analysis                             10-11

PART II   OTHER INFORMATION

 Item 6 - Exhibits                                                       12

             Exhibit 11 - Per Share Calculation                          13

                          HIGH COUNTRY VENTURES, INC.

                          CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                               October 31, 1996

                                            October 31,    April 30,
                                               1996          1996
    ASSETS                                 -----------    -----------
Current assets:
  Cash                                     $   213,589    $    23,079
  Inventory                                     10,337         15,201
  Prepaid expenses                              52,535         35,825
                                           -----------    -----------

        Total current assets                   276,461         74,105

Property and equipment - net                    60,767         68,624
Notes receivable - related parties              57,826         57,826
Note receivable                                 15,270         17,110
                                           -----------    -----------

        Total assets                       $   410,324    $   217,665
                                           ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable - Related Party                 792,031        421,309
  Accounts payable                             473,547        609,487
  Accounts payable - Related Party              44,110         82,151
  Accrued payroll and payroll taxes             28,744         95,921
  Accrued interest - related parties           164,949        164,949
  Current portion of long-term debt             14,058         14,058
  Deferred revenue                             207,200        173,060
  Current portion of obligations
    under capital lease                          4,650          4,650
                                           -----------    -----------

        Total current liabilities            1,729,289      1,565,585

Long-term debt - net of current portion         24,651         24,651
Obligations under capital leases                12,320         12,320
                                           -----------    -----------

        Total liabilities                    1,766,260      1,602,556
                                           -----------    -----------

Shareholders' equity (deficit):
  Common stock (no par value; 50,000,000
    shares authorized; 5,425,920 shares
    issued and outstanding)                    437,415        437,415
  Preferred stock (no par value;
    5,000,000 shares authorized
    no shares issued and outstanding)
  Accumulated deficit                       (1,793,351)    (1,822,306)
                                           -----------    -----------

        Total shareholders'
          equity (deficit)                  (1,355,936)    (1,384,891)
                                           -----------    -----------

        Total liabilities and
          shareholders' equity (deficit)   $   410,324    $   217,665
                                           ===========    ===========

             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)

             For the Three Months Ended October 31, 1996 and 1995


                                              1996            1995
                                           -----------     ----------
Revenues                                   $   851,114     $1,283,576

Cost of revenues                               296,282        490,036
                                           -----------     ----------

     Gross profit                              554,282        793,540

Selling, general and
  administrative expenses                      435,522        625,297
                                           -----------     ----------

     Income (loss) from operations             119,310        168,243

Miscellaneous and interest income                  320            390

Interest expense                               (12,814)       (10,843)
                                           -----------     ----------

     Income (loss) before income taxes     $   106,816     $  157,790

Income tax benefit                                   -              -
                                           -----------     ----------

     Net income (loss)                     $   106,816     $  157,790
                                           -----------     ----------

Net income (loss) per share                $       .02     $      .03
                                           -----------     ----------

Weighted average number of
  shares outstanding                         5,425,920      5,425,920
                                           ===========     ==========

             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)

              For the Six Months Ended October 31, 1996 and 1995

                                              1996          1995
                                           ----------    ----------
Revenues                                   $1,575,793    $2,378,369

Cost of revenues                              566,848       917,989
                                           ----------    ----------

     Gross profit                           1,008,945     1,460,380

Selling, general and
  administrative expenses                     935,795     1,221,408
                                           ----------    ----------

     Income from operations                    73,150       238,972

Miscellaneous and interest income                 660           390

Interest expense                              (44,855)      (21,954)
                                           ----------    ----------

     Income before income taxes            $   28,955    $  217,408

Income tax benefit                                  -             -
                                           ----------    ----------

     Net income                            $   28,955    $  217,408
                                           ----------    ----------

Net income per share                       $      .01    $      .04
                                           ----------    ----------

Weighted average number of
  shares outstanding                        5,425,920     5,425,920
                                           ==========    ==========

             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1996



                               Common Stock
                         -------------------------                        Shareholders'
                         Number of                       (Accumulated)       Equity
                          Shares           Amount          Deficit)         (Deficit)
                         ---------       ---------       -------------    -------------
Balances at
April 30, 1996           5,425,920       $ 437,415       $(1,822,306)     $(1,384,891)

Net income for
the six months
ended October 31,
1996                         -               -                28,955           28,955
                        ----------       ---------       -----------      -----------
                         5,425,920       $ 437,415       $(1,793,351)     $(1,355,936)
                        ==========       =========       ===========      ===========



             The accompanying selected information in an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (Unaudited)

              For the Three Months Ended October 31, 1996 and 1995

                                                1996          1995
                                              --------      ---------
Cash flows from operating activities:
  Net income                                  $106,816      $ 157,790
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
      Depreciation and amortization              4,800          5,251
    Decrease (increase) in assets:
      Inventory                                  3,425        (11,596)
      Prepaid expenses                          10,915         19,320

Increase (decrease) in liabilities:
      Account payable                           11,542         30,495
      Accrued expenses                         (67,463)        30,338
      Deferred revenue                           6,500       (137,699)
                                              --------      ---------
         Net cash provided by
           operating activities                 76,535         98,899
                                              --------      ---------
Cash flows from investing activities
  Purchase of property and equipment                 -              -
  Note receivable - related party                  680          1,109
                                              --------      ---------
         Net cash provided (used for)
           investing activities                    680          1,109
                                              --------      ---------
Cash flows from financing activities:
  Increase (decrease) notes payable
           related parties                     (46,334)      (107,879)
                                              --------      ---------
         Net cash provided by (used for)
           financing activities                (46,334)      (107,879)
                                              --------      ---------

         Increase (decrease) in cash            30,881         (7,871)

Cash - beginning of period                     182,708         67,796
                                              --------      ---------

Cash - end of period                          $213,589      $  59,925
                                              ========      =========
Supplemental disclosures of cash
flow information:
  Cash paid for interest                      $ 12,814      $  10,843
                                              ========      =========

             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (Unaudited)

              For the Six Months Ended October 31, 1996 and 1995

                                                1996          1995
                                              --------      ---------
Cash flows from operating activities:
  Net income                                  $ 28,955      $ 217,408
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
      Depreciation and amortization              9,600         10,500
    Decrease (increase) in assets:
      Inventory                                  4,864         (3,597)
      Prepaid expenses                         (16,710)        14,559

Increase (decrease) in liabilities:
      Account payable                         (173,981)       (13,921)
      Accrued expenses                         (67,177)        73,171
      Deferred revenue                          34,140        (92,899)
                                              --------      ---------
         Net cash provided by
           operating activities               (180,309)       205,221
                                              --------      ---------
Cash flows from investing activities
  Purchase of property and equipment            (1,743)        (2,330)
  Note receivable - related party                1,840          1,610
                                              --------      ---------
         Net cash provided (used for)
           investing activities                     97           (720)
                                              --------      ---------
Cash flows from financing activities:
  Increase (decrease) notes payable
           related parties                     370,722       (253,781)
                                              --------      ---------
         Net cash provided by (used for)
           financing activities                370,722       (253,781)
                                              --------      ---------

         Increase (decrease) in cash           190,510        (49,280)

Cash - beginning of period                      23,079        109,205
                                              --------      ---------

Cash - end of period                          $213,589      $  59,925
                                              ========      =========
Supplemental disclosures of cash
flow information:
  Cash paid for interest                      $ 44,855      $  21,954
                                              ========      =========

             The accompanying selected information is an integral
                part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

              For the Six Months Ended October 31, 1996 and 1995

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

                          HIGH COUNTRY VENTURES, INC.

                             SELECTED INFORMATION

                                  (Unaudited)

              For the Six Months Ended October 31, 1996 and 1995


Note 1:   Summary of Significant Accounting Policies (Continued)

          Basis of Presentation:

             The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operation, financial position and changes in cash flows. All such adjustments are of a normal recurring nature. The results of operations for the interm period are not necessarily indicative of the results for the full year.

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

                          HIGH COUNTRY VENTURES, INC.

                             SELECTED INFORMATION

                                  (Unaudited)

              For the Six Months Ended October 31, 1996 and 1995


Note 1:   Summary of Significant Accounting Policies (Continued)

             The balance due under the contract is reported as income when collected and the contracted services are provided. As of October 31, 1996 the balance due to the Company under the terms of the uncompleted contracts underlying the recorded deferred revenue aggregated $3,510,000.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ended October 31, 1996, consolidated revenues are down $432,462 from the $1,283,576 reported for the same period last year.

Management believes that several economic conditions continue to slow down business in terms of new contracts as well as the contract close rate; these economic conditions show signs of improving. Given the Company's heavy reliance on printed advertising for new business, management is continuing to control and minimize other indirect administrative expenses, thereby improving cash flow and allowing for more funds to be expended on advertising and other business generating promotions. This has had the effect of holding selling general and administrative expenses at $435,522 for the quarter ended October 31, 1996 from $625,297 for the quarter ended October 31, 1995. This decrease of $189,775 related principally to a more limited and focused advertising and promotion effort.

The overall tightening of credit and more conservative posture taken by many lending institutions has slowed down the number of new prospects signed and corresponding initial deposits collected. Further, the slowdown in construction of specialty retail space, such as strip centers, which has traditionally been a primary target location for new stores, has slowed down overall sales effort. Historically, management has experienced similar economic downturns with similar effects on volume and profitability. Based on this experience, management is attempting to control and monitor all indirect operating costs in order to minimize costs during this slow period. The Company believes that this economic condition is temporary and when it reverses, will create opportunities for significant increases in volume and profitability.

It should be noted that for financial reporting purposes the Company follows accounting guidance established for franchisers, even though the Company provides consulting and assistance relative to business opportunities, not franchises. This is felt to be appropriate given the lack of authority guidance covering the Company's situation and the conservative nature of this method. Under this method, initial nonrefundable deposits are regarded as liabilities when collected. These initial payments are recognized as revenue once the customer makes their remaining payment to High Country or after 180 days from receipt of the initial deposit, whichever occurs first. The 180 day cutoff represents the point in time when it is unlikely, based on historical experience, that the customer will complete the contract, and thus it is probable that they will forfeit their deposit. It should be noted, however, that the contracts are written in perpetuity, so it is possible for any customer to complete their contract even after the 180 day period has elapsed. As a result of using this method, the Company has deferred the recognition of revenue for receipts totalling $207,200 as of October 31, 1996. Furthermore, the balance due the Company under all uncompleted contracts has not been recorded in the Company's financial statements in any manner. The total balance due High Country under all uncompleted contracts aggregates $21,329,408 as of October 31, 1996 of which $3,510,000 relates to contracts which are less than 180 days old.

Financial Condition, Liquidity and Capital Resources:
-----------------------------------------------------

Historically, the Company has used cash in its operations, due in large part to the heavy up-front costs associated with generating new business and the delay in realizing the positive cash flow from an increased level of business. The trend towards lowering the percentage of contracts going to completion has further contributed to this usage. These traditional operating capital usages have been funded by traditional outside debt such as bank term debt or through private placements of its common shares. Given the nature of the current banking environment, however, management has been attempting to eliminate all outside bank debt. On October 31, 1996, the Company had cash of $213,589 up by $30,881 from the prior quarter balance. Working capital was a negative income of $<1,452,828>, caused by the effects of the Company's current year net income and as a result of the initial contract payments received amounting to $207,000 which, as discussed above, are reflected as current liabilities on the balance sheet although the Company has no obligation to repay these funds or provide any additional services. During the quarter ended October 31, 1996, the Company provided net cash of $30,881 through its operations, financing activities and investing activities. During this quarter operations accounted for net cash provided for $76,535. Although there is no assurance that the Company will be able to generate positive cash flow from its operations in the future, nor whether such cash flow, if any, will be adequate to fund future investment and financing activities, management believes, given the level of the receivables underlying all uncompleted contracts, that the Company's operation will be adequate to sustain it. In the event that additional cash is needed, the Company may turn to its officers, to traditional sources of debt financing, to factors, to other asset-based lenders who may be interested in acquiring the receivables underlying uncompleted contracts, or to the equity market. As of October 31, 1996, however, management does not anticipate requiring any additional infusion of capital, beyond the funds advanced by its president, in order to maintain its present level of operations above what is anticipated to be generated from operations based on the results to date of management's active control and minimization of indirect administrative costs. Accordingly, management has not addressed which method would be employed.

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

Dated:                      , 1996
       ---------------------


                                       HIGH COUNTRY VENTURES, INC.
                                              Registrant



                                       ------------------------------
                                       Stephen C. Loughlin, President
                                       (On behalf of Registrant and as its
                                       principal financial officer)