Form 10-Q
period 1997-01-31
HIGH COUNTRY VENTURES INC
filed 1997-03-11
CIK 845879

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




     For the Quarter Ended                        Commission File Number
       January 31, 1997                                   33-26692

                          HIGH COUNTRY VENTURES, INC
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Minnesota                            41-0825298
------------------------------------     --------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)


           8120 Penn Avenue South, Suite 446, Bloomington, MN         55431
       ----------------------------------------------------------   -----------
              (Address of prinicipal executive offices)             (Zip Code)

     Registrant's Telephone Number, including Area Code:  (612) 888 6555

                                     N/A
-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                            Yes ( X )     No (   )

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                  Outstanding at January 31, 1997
---------------------------                     -------------------------------
Common shares, no par value                            5,425,920 Shares

                           HIGH COUNTRY VENTURES, INC.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           For the Three and Nine Months Ended January 31, 1997 and 1996

                            HIGH COUNTRY VENTURES, INC

                                      INDEX
                                      -----





                                                                    Page


     PART I       FINANCIAL INFORMATION

       Item 1  -  Financial Statements

                     Consolidated Balance Sheet                       1

                     Consolidated Statement of Operations             2-3

                     Consolidated Statement of Shareholders' Equity   4

                     Consolidated Statement of Cash Flows             5-6

                     Notes to Consolidated Financial Statements       7

                     Selected Information                             8-9

       Item 2  -  Management Discussion and Analysis                  10-11

     PART II      OTHER INFORMATION

       Item 6  -  Exhibits                                            12

       Signature Page                                                 13

                     Exhibit 11 - Per Share Calculation               14

                           HIGH COUNTRY VENTURES, INC.

                            CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                January 31, 1997

                                               January 31,     April 30,
          ASSETS                                  1997           1996
                                               -----------    ----------
     Current assets:
       Cash                                     $  83,229     $   23,079
       Inventory                                   12,736         15,201
       Prepaid expenses                            37,100         35,825
                                                ---------     ----------
              Total current assets                133,065         74,105

     Property and equipment - net                  55,967         68,624
     Notes receivable - related parties            57,826         57,826
     Note receivable                               16,304         17,110
                                                ---------     ----------
              Total assets                      $ 263,162     $  217,665
                                                =========     ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Note payable - Related Party               732,804        421,309
       Accounts payable                           504,589        609,487
       Accounts Payable - Related Party            35,420         82,151
       Accrued payroll and payroll taxes           65,031         95,921
       Accrued interest - related parties         164,949        164,949
       Current portion of long-term debt           14,058         14,058
       Deferred revenue                           158,150        173,060
       Current portion of obligations
          under capital lease                       4,650          4,650
                                                ---------     ----------
              Total current liabilities         1,679,651      1,565,585

     Long-term debt - net of current portion       24,651         24,651
     Obligations under capital leases              12,320         12,320
                                                ---------     ----------
              Total liabilities                 1,716,622      1,602,556
                                                ---------     ----------
     Shareholders' equity (deficit):
       Common stock (no par value; 50,000,000
          shares authorized; 5,425,920 shares
          issued and outstanding)                 437,415        437,415
       Preferred stock (no par value;
          5,000,000 shares authorized
          no shares issued and outstanding)
       Accumulated deficit                     (1,890,875)    (1,822,306)
                                               ----------     ----------
              Total shareholders'
                equity (deficit)               (1,453,460)    (1,384,891)
                                               ----------     ----------
              Total liabilities and
                shareholders' equity (deficit) $  263,162     $  217,665
                                               ==========     ==========

               The accompanying selected information is an integral
                  part of the consolidated financial statements.

                           HIGH COUNTRY VENTURES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)

              For the Three Months Ended January 31, 1997 and 1996


                                                     1997         1996
                                                 -----------  ----------
     Revenues                                    $  536,138   $  603,148

     Cost of revenues                               302,538      269,328
                                                 ----------   ----------
          Gross profit                              233,600      333,820

     Selling, general and
       administrative expenses                      314,553      363,070
                                                 ----------   ----------
          Income from operations                    (80,953)     (29,250)

     Miscellaneous and interest income                  320          370

     Interest expense                               (16,891)      (9,991)
                                                 ----------   ----------
          Income before income taxes                (97,524)     (38,871)

     Income tax benefit                                   -            -
                                                 ----------   ----------
          Net income                             $  (97,524)  $  (38,871)
                                                 ----------   ----------
     Net income per share                        $     (.02)  $     (.01)
                                                 ==========   ==========
     Weighted average number of
       shares outstanding                         5,425,920    5,425,920
                                                 ===========  ==========

               The accompanying selected information is an integral
                  part of the consolidated financial statements.

                           HIGH COUNTRY VENTURES, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                For the Nine Months Ended January 31, 1997 and 1996


                                                     1997         1996
                                                 ----------   ----------
     Revenues                                    $2,111,931   $2,981,517

     Cost of revenues                               869,386    1,187,317
                                                 ----------   ----------
          Gross profit                            1,242,545    1,794,200

     Selling, general and
       administrative expenses                    1,250,348    1,584,478
                                                 ----------   ----------
          Income from operations                     (7,803)     209,722

     Miscellaneous and interest income                  980          760
     Interest expense                               (61,746)     (31,945)
                                                 ----------   ----------
          Income before income taxes                (68,569)     178,537

     Income tax benefit                                   -            -
                                                 ----------   ----------
          Net income                             $  (68,569)  $  178,537
                                                 ----------   ----------
     Net income per share                        $     (.01)  $      .03
                                                 ==========   ==========
     Weighted average number of
       shares outstanding                         5,425,920    5,425,920
                                                 ==========   ==========

               The accompanying selected information is an integral
                  part of the consolidated financial statements.

                           HIGH COUNTRY VENTURES, INC.

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (Unaudited)


                    For the Nine Months Ended January 31, 1997







                         Common Stock
                     --------------------                   Shareholders'
                     Number of                (Accumulated)     Equity
                      Shares       Amount       Deficit)      (Deficit)
                     ---------    --------    -------------  -----------

     Balances at
     April 30, 1996  5,425,920   $  437,415   $(1,822,306)  $(1,384,891)

     Net income for
     the nine months
     ended January 31,
     1997                -            -           (68,569)      (68,569)
                     ---------   ----------   ------------  ------------
                     5,425,920   $  437,415   $(1,890,875)  $(1,453,460)
                     =========   ==========   ============  ===========

               The accompanying selected information is an integral
                  part of the consolidated financial statements.

                          HIGH COUNTRY VENTURES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

               For the Three Months Ended January 31, 1997 and 1996


                                                   1997         1996
                                                -----------  -----------
     Cash flows from operating activities:
       Net income                               $  (97,524)  $  (38,871)
       Adjustments to reconcile net income
         to net cash provided
         by operating activities:
           Depreciation and amortization             4,800        5,250
         Decrease (increase) in assets:
           Inventory                                (2,399)     (13,374)
           Prepaid expenses                         15,435       26,460

     Increase (decrease) in liabilities:
           Accounts payable                         22,352       23,193
           Accrued expenses                         36,287        6,288
           Deferred revenue                        (49,050)     (83,751)
              Net cash provided by              ----------   ----------
                operating activities               (70,099)     (74,805)
                                                ----------   ----------
     Cash flows from investing activities
       Purchase of property and equipment                -            -
       Note receivable - related party              (1,034)         130
                                                ----------   ----------
              Net cash provided (used for)
                investing activities                (1,034)         130
                                                ----------   ----------
     Cash flows from financing activities:
       Increase (decrease) notes payable
                related parties                    (59,227)      71,734
                                                ----------   ----------
              Net cash provided by (used for)
                financing activities               (59,227)      71,734
                                                ----------   ----------
              Increase (decrease) in cash         (130,360)      (2,941)

     Cash - beginning of period                    213,589       59,925
                                                ----------   ----------
     Cash - end of period                       $   83,229   $   56,984
                                                ==========   ==========
     Supplemental disclosures of cash
     flow information:
       Cash paid for interest                   $   16,891   $    9,991
                                                ==========   ==========

               The accompanying selected information is an integral
                  part of the consolidated financial statements.

                           HIGH COUNTRY VENTURES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                For the Nine Months Ended January 31, 1997 and 1996


                                                     1997         1996
                                                ----------   ----------
     Cash flows from operating activities:
       Net income                               $  (68,569)  $  178,537
       Adjustments to reconcile net income
         to net cash provided
         by operating activities:
           Depreciation and amortization            14,400       15,750
         Decrease (increase) in assets:
           Inventory                                 2,465      (16,971)
           Prepaid expenses                         (1,275)      41,019

     Increase (decrease) in liabilities:
           Accounts payable                       (151,629)       9,272
           Accrued expenses                        (30,890)      79,459
           Deferred revenue                        (14,910)    (176,650)
              Net cash provided by              ----------    ---------
                operating activities              (250,408)     130,416
                                                ----------    ---------
     Cash flows from investing activities
       Purchase of property and equipment           (1,743)      (2,330)
       Note receivable - related party                 806        1,740
                                                ----------    ---------
              Net cash provided (used for)
                investing activities                  (937)        (590)
                                                ----------    ---------

     Cash flows from financing activities:
       Increase (decrease) notes payable
                related parties                    311,495     (182,047)
                                                ----------   ----------
              Net cash provided by (used for)
                financing activities               311,495     (182,047)
                                                ----------   ----------
              Increase (decrease) in cash           60,150      (52,221)

     Cash - beginning of period                     23,079      109,205
                                                ----------   ----------
     Cash - end of period                       $   83,229   $   56,984
                                                ==========   ==========
     Supplemental disclosures of cash
     flow information:
       Cash paid for interest                   $   61,746   $   31,945
                                                ==========   ==========

               The accompanying selected information is an integral
                  part of the consolidated financial statements.

                           HIGH COUNTRY VENTURES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

               For the Nine Months Ended January 31, 1997 and 1996


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

                           HIGH COUNTRY VENTURES, INC.

                               SELECTED INFORMATION

                                   (Unaudited)

               For the Nine Months Ended January 31, 1997 and 1996


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

                           HIGH COUNTRY VENTURES, INC.

                               SELECTED INFORMATION

                                   (Unaudited)

               For the Nine Months Ended January 31, 1997 and 1996


     Note 1:  Summary of Significant Accounting Policies (Continued)

                 The balance due under the contract is reported as income when collected and the contracted services are provided.
                 As of January 31, 1997 the balance due to the Company under the terms of the uncompleted contracts underlying the recorded deferred revenue aggregated $2,506,000.

     Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

     During the quarter ended January 31, 1997, consolidated revenues are down $67,010 from the $603,148 reported for the same period last year.

     Management believes that several economic conditions continue to slow down business in terms of new contracts as well as the contract close rate; these economic conditions show signs of improving. Given the Company's heavy reliance on printed advertising for new business, management is continuing to control and minimize other indirect administrative expenses, thereby improving cash flow and allowing for more funds to be expended on advertising and other business generating promotions. This has had the effect of holding selling general and administrative expenses at $314,553 for the quarter ended January 31, 1997 from $363,070 for the quarter ended January 31, 1996. This decrease of $48,517 related principally to a more limited and focused advertising and promotion effort.

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

     It should be noted that for financial reporting purposes the Company follows accounting guidance established for franchisers, even though the Company provides consulting and assistance relative to business opportunities, not franchises. This is felt to be appropriate given the lack of authoritative guidance covering the Company's situation and the conservative nature of this method. Under this method, initial nonrefundable deposits are regarded as liabilities when collected. These initial payments are recognized as revenue once the customer make their remaining payment to High Country or after 180 days from receipt of the initial deposit, whichever occurs first. The 180 day cutoff represents the point in time when it is unlikely, based on historical experience, that the customer will complete the contract, and thus it is probable that they will forfeit their deposit. It should be noted, however, that the contracts are written in perpetuity, so it is possible for any customer to complete their contract even after the 180 day period has elapsed. As a result of using this method, the Company has deferred the recognition of revenue for receipts totalling $158,150 as of January 31, 1997. Furthermore, the balance due the Company under all uncompleted contracts has not been recorded in the Company's financial statements in any manner. The total balance due High Country under all uncompleted contracts aggregates $22,831,484 as of January,31

     1997 of which $2,506,000 relates to contracts which are less than 180 days old.

     Financial Condition, Liquidity and Capital Resources:

     Historically, the Company has used cash in its operations, due in large part to the heavy up-front costs associated with generating new business and the delay in realizing the positive cash flow from an increased level of business. The trend towards lowering the percentage of contracts going to completion has further contributed to this usage. These traditional operating capital usages have been funded by traditional outside debt such as bank term debt or through private placements of its common shares. Given the nature of the current banking environment, however, management has been attempting to eliminate all outside bank debt. On January 31, 1997, the Company had cash of $83,229 down by $130,360 from the prior quarter balance. Working capital was a negative income of $(1,546,586), caused by the effects of the Company's current year net income and as a result of the initial contract payments received amounting to $158,000 which, as discussed above, are reflected as current liabilities on the balance sheet although the Company has no obligation to repay these funds or provide any additional services. During the quarter ended January 31, 1997, the Company used net cash of $130,360 through its operations, financing activities and investing activities. During this quarter operations accounted for net cash used for $70,099. Although there is no assurance that the Company will be able to generate positive cash flow from its operations in the future, nor whether such cash flow, if any, will be adequate to fund future investment and financing activities, management believes, given the level of the receivables underlying all uncompleted contracts, that the Company's operation will be adequate to sustain it. In the event that additional cash is needed, the Company may turn to its officers, to traditional sources of debt financing, to factors, to other asset-based lenders who may be interested in acquiring the receivables underlying uncompleted contracts, or to the equity market. As of January 31, 1997, however, management does not anticipate requiring any additional infusion of capital, beyond the funds advanced by its president, in order to maintain its present level of operations above what is anticipated to be generated from operations based on the results to date of management's active control and minimization of indirect administrative costs. Accordingly, management has not addressed which method would be employed.

     Management is unaware of any material impact inflation has had on their business, although other economic factors, as described under "Results of Operations" are believed to be slowing down the Company's sales level.

                           HIGH COUNTRY VENTURES, INC.

                           PART II - OTHER INFORMATION



     Item 6  -  Exhibits

                Exhibit 11 - Per Share Calculation

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated: __________________, 1997


                                        HIGH COUNTRY VENTURES,INC.
                                               Registrant



                                        -------------------------------------
                                        Stephen C. Loughlin, President
                                        (On behalf of Registrant and as its
                                        principal financial officer)