Form 10-K
period 1997-04-30
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1997
                          Commission File No. 33-26692

                           HIGH COUNTRY VENTURES, INC.
             (Exact name of registrant as specified in its charter)

               Minnesota                                41-0825298
     (State or other jurisdiction            (IRS Employer Identification No.)
   of Incorporation or Organization)

                        8120 Penn Avenue South, Suite 446
                          Bloomington, Minnesota 55431
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (612) 888-6555

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ NO_X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 30, 1997, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was None.

5,425,920 shares of Registrant's Common Stock, no par value were outstanding on April 30, 1997, prior to the effectiveness of the latest practicable date.

                                    CONTENTS

                                                                            Page
                                                                            ----

PART I

         Item 1.  BUSINESS                                                  3

         Item 2.  PROPERTY                                                  3

         Item 3.  LEGAL PROCEEDINGS                                         3

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       3

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                   4

         Item 6.  SELECTED FINANCIAL DATA                                   4

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                 4

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                        5

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                      5

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                            5

         Item 11. EXECUTIVE COMPENSATION                                    6

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                          6

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                              6

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                         6


                                     PART I

Item 1. - BUSINESS

         The Company was incorporated in Minnesota in February, 1959. There were several name changes, and in April, 1988 the name was changed to the present name.

         The Company was engaged in the business of assisting new prospects in setting up their own retail clothing and shoe stores. Services included store fixtures and beginning inventory, management training and consulting, assistance with the selection of accessories and grand opening.

         The Company acted as a holding company for High Country Fashions, Inc., and, on April 29, 1997, abandoned its investment in High Country Fashions, Inc. and approved a transfer of High Country Fashions, Inc. to Continental Casuals, Ltd., a company owned by the Company's President and majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of High Country Fashions, Inc. exceeded its assets.

         The transaction left the Company with no assets and no business.


Item 2. - PROPERTY

         None


Item 3. - LEGAL PROCEEDINGS

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         None.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock is traded on the Minneapolis local over the counter market. There were no trades in fiscal 1997.

         There are 381 shareholders of record.

         The Company has never paid a dividend, cash or otherwise.


Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended April 30,
                                    ----------------------------
                                    1997             1996
                                    ----             ----

Income Statement Data
---------------------
   Net Sales                        $       --       $      --
   Net Income (loss)                $1,351,872       $(135,836)
Per Share Data
--------------
Net Income (loss)                   $      .25       $    (.03)


                                            As of April 30,
                                            ---------------
                                            1997             1996
                                            ----             ----

Balance Sheet Data
------------------
   Total Assets                             $     --         $        --
   Total Liabilities                        $(33,019)        $ 1,384,891
   Stockholders' Equity (Deficit)           $(33,019)        $(1,384,891)

         The Selected Financial Date for the year 1997 is not audited. The records for the year 1997 were destroyed and the Auditor is unable to render an opinion for the year ended April 30, 1997.


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The Company acted as a holding company for High Country Fashions, Inc., and, on April 29, 1997, abandoned its investment in High Country Fashions, Inc. and approved a transfer of High Country Fashions, Inc. to Continental Casuals, Ltd., a company owned by the Company's President and majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of High Country Fashions, Inc. exceeded its assets.

         The transaction left the Company with no assets and no business.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                       Age          Position
----                       ---          --------

Stephen C. Loughlin        56           CEO, CFO, Director

Timothy J. Larson          41           Vice President, Secretary, Director

Jan Lovlie                 57           Director


         Stephen C. Loughlin, has been the President for more than 7 years. He is a Director and shareholder of Regal Advertising, Inc., Continental Casuals, Ltd., High Country Real Estate Corporation, Loughlin Investments and Can American Investments, Inc.

         Timothy J. Larson, has been the Vice President for more than 7 years.

         Jan Lovlie, has been engaged in the private practice of accounting for more than the past 7 years. He is also a Director of Accounting Services, Inc.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 11. - EXECUTIVE COMPENSATION.

         The records of the Company have been destroyed, and it is impossible to know the amount of executive compensation for the year ended April 30, 1997.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         There are presently 5,425,920 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.


                             Shares of         Percent of Ownership
Name                         Common Stock
---------------------------------------------------------------------

Stephen C. Loughlin          3,000,000              55%

Timothy J. Larson               30,000              .6%

Jan Lovlie                     250,000               5%

Directors and Officers       3,280,000              61%
as a group


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company acted as a holding company for High Country Fashions, Inc., and, on April 29, 1997, abandoned its investment in High Country Fashions, Inc. and approved a transfer of High Country Fashions, Inc. to Continental Casuals, Ltd., a company owned by the Company's President and majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of High Country Fashions, Inc. exceeded its assets.


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended April 30, 1997, unaudited, and April 30, 1996 and April 30, 1995.

         (b) Attached are the following Financial Statement Schedules and
         Auditors

         Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) There are no exhibits.

                           HIGH COUNTRY VENTURES, INC.

                              FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1997 (UNAUDITED) 1996 AND 1995


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................1


Financial Statements:

         Balance Sheets.......................................................2

         Statements of Operations.............................................3

         Statements of Stockholders' Equity (Deficit).........................4

         Statements of Cash Flows.............................................5

         Notes to Financial Statements........................................6

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
High Country Ventures, Inc.
Minneapolis, Minnesota


We were engaged to audit the accompanying balance sheet of High Country Ventures, Inc. as of April 30, 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. The financial statements for the years ended April 30, 1996 and 1995, were audited by other accountants and they expressed an unqualified opinion on them in their report dated July 10, 1996, but have not performed any auditing procedures since that date.

In 1997, the Company disposed of a material subsidiary and all operations thereof. The underlying accounting records for the subsidiary were transferred to the purchaser. The purchaser has since destroyed the underlying accounting records. The Company's records do not permit the application of other auditing procedures with respect to these discontinued operations.

Since the Company did not retain accounting records relating to discontinued operations and we were not able to apply other auditing procedures to satisfy ourselves as to these discontinued operations, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no viable operations or significant assets and is dependent upon shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt the Company's ability to continue as a going concern and are discussed in Note 2. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
July 14, 2000

--------------------------------------------------------------------------------

              7850 METRO PARKWAY, SUITE 207, MINNEAPOLIS, MN 55425
                   TELEPHONE: (952)858-7207 FAX: (952)858-7202
                        E-MAIL: callahan_johnston@msn.com

                           HIGH COUNTRY VENTURES, INC.

                                 BALANCE SHEETS

                                                                       April 30,
                                                      -------------------------------------------
                                                          1997            1996            1995
                                                      -----------     -----------     -----------
                                                      (Unaudited)
                    ASSETS
                    ------

Current assets:
    Attorney Trust Account                            $        --     $        --     $        --
                                                      ===========     ===========     ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities          $    33,019     $        --     $        --
                                                      -----------     -----------     -----------


Liabilities, net of assets of $217,665 in
    1996 and $355,460 in 1995, of
    discontinued operations/subsidiary                         --       1,384,891       1,249,055
                                                      -----------     -----------     -----------

Stockholders' equity (deficit):
    Preferred stock: undesignated par value;
        5,000,000 shares authorized; none
        issued and outstanding                                 --              --              --
    Common stock: no par value; 50,000,000
        shares authorized; issued and
        outstanding shares 5,425,920                      437,415         437,415         437,415
    Accumulated deficit                                  (470,434)     (1,822,306)     (1,686,470)
                                                      -----------     -----------     -----------

        Total stockholders' equity (deficit)              (33,019)     (1,384,891)     (1,249,055)
                                                      -----------     -----------     -----------

        Total liabilities and
          stockholders' equity (deficit)              $        --     $        --     $        --
                                                      ===========     ===========     ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF OPERATIONS

                                                           Years Ended April 30,
                                                -------------------------------------------
                                                    1997            1996            1995
                                                -----------     -----------     -----------
                                                (Unaudited)
Revenues                                        $        --     $        --     $        --

Administrative expenses                                  --              --              --

Income tax expense (benefit)                             --              --              --
                                                -----------     -----------     -----------

        Operating income (loss)                          --              --              --

Loss from discontinued operations/
    subsidiary, net of income taxes
    of $-0-, $-0-, $-0-, respectively              (261,676)       (135,836)       (115,327)

Gain on debt cancellation upon abandonment
    and transfer of discontinued operations/
    subsidiary, net of income taxes of
    $-0-, $-0-, $-0-, respectively                1,613,548              --              --
                                                -----------     -----------     -----------

        Net income (loss)                         1,351,872        (135,836)       (115,327)

Other comprehensive income (loss)                        --              --              --
                                                -----------     -----------     -----------

Comprehensive income (loss)                     $ 1,351,872     $  (135,836)    $  (115,327)
                                                ===========     ===========     ===========

Basic earnings (loss) per share:
    Continuing operations                       $        --     $        --     $        --
                                                ===========     ===========     ===========
    Discontinued operations                     $       .25     $      (.03)    $      (.02)
                                                ===========     ===========     ===========


Weighted average number of
  shares outstanding                              5,425,920       5,425,920       5,425,920
                                                ===========     ===========     ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              YEARS ENDED APRIL 30, 1997 (UNAUDITED) 1996 AND 1995

                                          Preferred Stock                Common Stock
                                    --------------------------    --------------------------    Accumulated
                                      Shares          Amount         Shares        Amount         Deficit          Total
                                    -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, May 1, 1994                         --    $        --      5,425,920    $   437,415    $(1,571,143)    $(1,133,728)

  Fiscal year 1995                           --             --             --             --       (115,327)       (115,327)
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, May 1, 1995                        --             --      5,425,920        437,415     (1,686,470)     (1,249,055)

    Fiscal year 1996                         --             --             --             --       (135,836)       (135,836)
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, April 30, 1996                     --             --      5,425,920        437,415     (1,822,306)     (1,384,891)

    Fiscal year 1997 (unaudited)             --             --             --             --      1,351,872       1,351,872
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, APRIL 30, 1997                     --    $        --      5,425,920    $   437,415    $  (470,434)    $   (33,019)
                                    ===========    ===========    ===========    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                             Years Ended April 30,
                                                  -------------------------------------------
                                                      1997           1996             1995
                                                  -----------     -----------     -----------
                                                  (Unaudited)
Cash flows from operating activities:
    Net income (loss)                             $ 1,351,872     $  (135,836)    $  (115,327)
    Adjustments to reconcile net income
        (loss) to cash flows from
        operating activities:
          Gain on debt cancellation upon
            abandonment of discontinued
            operations                             (1,613,548)             --              --
          Assets (liabilities) of discontinued
            operations/subsidiary                     261,676         135,836         115,327
          Attorney Trust Account                           --              --              --
          Accounts payable and other
            current liabilities                            --              --              --
                                                  -----------     -----------     -----------

      Cash flows from operating activities                 --              --              --
                                                  -----------     -----------     -----------

Cash flows from financing activities                       --              --              --
                                                  -----------     -----------     -----------

Cash flows from investing activities                       --              --              --
                                                  -----------     -----------     -----------

Increase (decrease) in cash                                --              --              --

Cash:
  Beginning of year                                        --              --              --
                                                  -----------     -----------     -----------

  End of year                                     $        --     $        --     $        --
                                                  ===========     ===========     ===========


Supplemental cash flow information:

    Interest paid                                 $    83,758     $    55,790     $    59,700
                                                  ===========     ===========     ===========

    Income taxes paid                             $        --     $        --     $        --
                                                  ===========     ===========     ===========


Summary of non cash activity:

    The gain on debt cancellation upon the abandonment/transfer of High Country
    Fashions, Inc. on April 29, 1997 is considered non cash activity.


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1997 (UNAUDITED) 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated on February 11, 1959, under the laws of the State of Minnesota. On April 13, 1988, the Company changed its name to High Country Ventures, Inc.

High Country Ventures, Inc. formerly acted as a holding company for its wholly-owned subsidiary, High Country Fashions, Inc. (HCF). On April 29, 1997 the Company abandoned its investment in HCF and approved the transfer of HCF to Continental Casuals, LTD, a Company owned by High Country Ventures, Inc.'s then President and then majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of HCF exceeded its assets.

The Company currently has no operations.

Reclassifications

Certain reclassifications have been made to the 1996 and 1995 financial statements to segregate the assets, liabilities and operations of discontinued operations/subsidiary. These reclassifications had no effect on net income
(loss).

Risks, Estimates and Uncertainties

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1997 (UNAUDITED) 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with our Company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended April 30, 1997, 1996, and 1995, net income and comprehensive income were equivalent.

Earnings Per Share

The Company implemented FASB 128: Earnings Per Share. FASB 128 replaces the presentation of primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. The computation of diluted EPS does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

There are not outstanding stock options or warrants.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes.


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1997 (UNAUDITED) 1996 AND 1995


NOTE 2 - CONTINUED EXISTENCE

The Company is fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) intend to continue to fund necessary expenses to sustain the Company. The Company is presently seeking a merger candidate and feels it will be successful in finding such a candidate.

Failure of the Company to find a merger candidate and achieve profitable operations or the failure of its stockholder(s) to fund necessary expenses of the Company could result in the Company being unable to continue as a going concern.

NOTE 3 - DISPUTED LIABILITIES

On April 29, 1997, at the time of the abandonment of High Country Fashions, Inc.
(HCF) and its subsequent transfer to Continental Casuals, LTD, the Company became inactive (see Note 1). On January 7, 1998, HCF voluntarily filed a petition under Chapter 7 of the U.S. Bankruptcy Code. On July 24, 1999, the trustee for HCF's bankruptcy filed a no-asset report with the Court indicating HCF had no property available for distribution from the bankruptcy estate. On October 5, 1999, HCF's bankruptcy case was closed and all of its obligations discharged.

Although none of HCF's creditors pursued collection from the Company, in fiscal year 2000 the Company settled certain of these liabilities through payments of cash totaling $30,000 and the transfer of 100,000 of the Company's common stock owned by one of the Company's largest stockholders. Through July 14, 2000 no other creditors of HCF have contacted the Company.

NOTE 4 - INCOME TAXES

The abandonment of High Country Fashions, Inc. on April 29, 1997, resulted in debt cancellation income of $1,600,000. The Company excluded this debt cancellation from income under the insolvency exclusion allowed for under the Internal Revenue Code. Under audit the Internal Revenue Service could question the Company's use of the insolvency exclusion. The Company feels that use of the insolvency exclusion is appropriate in that the Company was insolvent, liabilities exceeded assets, immediately before and also after the debt cancellation.


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1997 (UNAUDITED) 1996 AND 1995


NOTE 4 - INCOME TAXES (Continued)

As a result of its exclusion of the debt cancellation income, the Company was required to reduce its tax attributes at that date. That reduced the Company's net operating loss carryforwards to zero at that date. The Company's subsequent net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

  Deferred tax asset relating to net operating
    loss carryforwards                                                 $     --
  Valuation allowance                                                        --
                                                                       --------

  Net deferred tax asset                                               $     --
                                                                       ========


At April 30, 1997, the Company has carryforwards as follows:

                                                        Federal          State
                                                       ---------       --------

                                                       $      --       $     --
                                                       =========       ========


NOTE 5 - SUBSEQUENT EVENT

Equity Infusion

On July 12, 2000, a large stockholder of the Company infused $25,000 into the Company to help settle a disputed payable (see Note 3). No additional shares were issued as part of this equity infusion.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 29, 2000



                                       HIGH COUNTRY VENTURES, INC.



                                       by      /S/ Michael P. Johnson
                                          -------------------------------------
                                              Michael P. Johnson