Form 10-Q
period 1997-07-31
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 1997
                               ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number              33-26692
                       ------------------------------------------------

                           HIGH COUNTRY VENTURES, INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                 41-0825298
--------------------------------------    --------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

            8120 Penn Avenue South, Suite 446, Bloomington, MN 55431
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 888-6555
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ___       No _X_

5,425,920 Common Shares were outstanding as of July 31, 1997

                           HIGH COUNTRY VENTURES, INC.

                                    I N D E X

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

              Condensed Balance Sheets
                July 31, 1997                                               3

              Statements of Income
                Three months ended July 31, 1997                            4


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                  5

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                           HIGH COUNTRY VENTURES, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


ASSETS

  Current Assets
            Cash                               $0.00
  Total Assets                                 $0.00

LIABILITIES AND EQUITY

  Liabilities
            Current liabilities
                 Accounts payable              $    30,100
                 Accrued income taxes          $     2,919
            Total Current liabilities          $    33,019

  Total Liabilities                            $    33,019

  Equity
            Common stock, no par value         $   437,415
            Accumulated deficit                $  (470,434)
            Net income                         $   0.00
  Total equity                                 $   (33,019)

   Total: Liabilities and Equity               $0.00

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


Ordinary Income/Expense

   Income                              $0.00

   Expense                             $0.00

Net Income                             $0.00

                           HIGH COUNTRY VENTURES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


                           HIGH COUNTRY VENTURES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has had no operations in this quarter.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended July 31, 1997.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGH COUNTRY VENTURES, INC.


Date September 29, 2000                By:    /S/ Michael P. Johnson
                                           ----------------------------------
                                           Michael P. Johnson