Form 10-Q
period 1997-10-31
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 1997
                               ----------------------------------------

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

Yes ___       No _X_

5,425,920 Common Shares were outstanding as of October 31, 1997

                           HIGH COUNTRY VENTURES, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

                Condensed Balance Sheets
                  October 31, 1997                                          3

                Statements of Income
                  Three months ended October 31, 1997                       4


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                  5

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                           HIGH COUNTRY VENTURES, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS

  Current Assets
             Cash                            $0.00

  Total Assets                               $0.00

LIABILITIES AND EQUITY

  Liabilities
             Current liabilities
                 Accounts payable            $  30,100
                 Accrued income taxes        $   2,919
             Total Current liabilities       $  33,019

 Total Liabilities                           $  33,019

 Equity
             Common stock, no par value      $ 437,415
             Accumulated deficit             $(470,434)
             Net income                      $ 0.00
 Total equity                                $ (33,019)

  Total: Liabilities and Equity              $0.00

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

         (b) No reports on Form 8-K were filed during the three months ended October 31, 1997.


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