Form 10-Q
period 1998-01-31
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    January 31, 1998
                               ----------------------------------------

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

Yes ___       No _X_

5,425,920 Common Shares were outstanding as of January 31, 1998

                           HIGH COUNTRY VENTURES, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

                Condensed Balance Sheets
                  January 31, 1998                                          3

                Statements of Income
                  Three months ended January 31, 1998                       4



  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                  5

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



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company's former subsidiary, High Country Fashions, Inc. filed a petition in the Bankruptcy Court on January 7, 1998.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended January 31, 1998.


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HIGH COUNTRY VENTURES, INC.



Date September 29, 2000                By: /s/ Michael P. Johnson
                                           -----------------------------------
                                           Michael P. Johnson