Form 10-K
period 1998-04-30
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1998
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ NO_X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 30, 1998, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was None.

5,425,920 shares of Registrant's Common Stock, no par value were outstanding on April 30, 1998, prior to the effectiveness of the latest practicable date.

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


Item 2. - PROPERTY

         None


Item 3. - LEGAL PROCEEDINGS

         The Company's subsidiary, High Country Fashions, Inc. filed a petition in the Bankruptcy Court on January 7, 1998.


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


Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended April 30,
                                    ----------------------------
                                    1998             1997
                                    ----             ----

Income Statement Data
---------------------
   Net Sales                        $    --          $       --
   Net Income (loss)                $(1,732)         $1,351,872
Per Share Data
--------------
Net Income (loss)                   $    --          $      .25


                                            As of April 30,
                                            ---------------
                                            1998            1997
                                            ----            ----

Balance Sheet Data
------------------
   Total Assets                             $     --        $     --
   Total Liabilities                        $ 34,751        $ 33,019
   Stockholders' Equity (Deficit)           $(34,751)       $(33,019)

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


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended April 30, 1998, and April 30, 1997, unaudited.

         (b) Attached are the following Financial Statement Schedules and
         Auditors

         Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) There are no exhibits.

                           HIGH COUNTRY VENTURES, INC.

                              FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1998, 1997 (UNAUDITED) AND 1996


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

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
High Country Ventures, Inc.
Minneapolis, Minnesota


We have audited the accompanying balance sheet of High Country Ventures, Inc. as of April 30, 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended April 30, 1996, were audited by other accountants and they expressed an unqualified opinion on them in their report dated July 10, 1996, but have not performed any auditing procedures since that date.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Country Ventures, Inc. as of April 30, 1998, and the results of operations, stockholders' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
July 14, 2000

--------------------------------------------------------------------------------

              7850 METRO PARKWAY, SUITE 207, MINNEAPOLIS, MN 55425
                   TELEPHONE: (952)858-7207 FAX: (952)858-7202
                        E-MAIL: callahan_johnston@msn.com

                           HIGH COUNTRY VENTURES, INC.

                                 BALANCE SHEETS

                                                                       April 30,
                                                      -------------------------------------------
                                                         1998             1997            1996
                                                      -----------     -----------     -----------
                                                                      (Unaudited)
                    ASSETS
                    ------

Current assets:
    Attorney Trust Account                            $        --     $        --     $        --
                                                      ===========     ===========     ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities          $    34,751     $    33,019     $        --
                                                      -----------     -----------     -----------

Liabilities, net of assets of $217,665, of
    discontinued operations/subsidiary                         --              --       1,384,891
                                                      -----------     -----------     -----------

Stockholders' equity (deficit):
    Preferred stock: undesignated par value;
        5,000,000 shares authorized; none issued
        and outstanding                                        --              --              --
    Common stock: no par value; 50,000,000
        shares authorized; issued and outstanding
        shares 5,425,920                                  437,415         437,415         437,415
    Accumulated deficit                                  (472,166)       (470,434)     (1,822,306)
                                                      -----------     -----------     -----------

        Total stockholders' equity (deficit)              (34,751)        (33,019)     (1,384,891)
                                                      -----------     -----------     -----------

        Total liabilities and
          stockholders' equity (deficit)              $        --     $        --     $        --
                                                      ===========     ===========     ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF OPERATIONS

                                                           Years Ended April 30,
                                                -------------------------------------------
                                                    1998            1997           1996
                                                -----------     -----------     -----------
                                                                (Unaudited)
Revenues                                        $        --     $        --     $        --

Administrative expenses                               1,732              --              --

Income tax expense (benefit)                             --              --              --
                                                -----------     -----------     -----------

        Operating income (loss)                      (1,732)             --              --

Loss from discontinued operations/
    subsidiary, net of income taxes
    of $-0-, $-0-, $-0-, respectively                    --        (261,676)       (135,836)

Gain on debt cancellation upon abandonment
    and transfer of discontinued operations/
    subsidiary, net of income taxes of
    $-0-, $-0-, $-0-, respectively                       --       1,613,548              --
                                                -----------     -----------     -----------

        Net income (loss)                            (1,732)      1,351,872        (135,836)

Other comprehensive income (loss)                        --              --              --
                                                -----------     -----------     -----------

Comprehensive income (loss)                     $    (1,732)    $ 1,351,872     $  (135,836)
                                                ===========     ===========     ===========

Basic earnings (loss) per share:
    Continuing operations                       $        --     $        --     $        --
                                                ===========     ===========     ===========
    Discontinued operations                     $        --     $       .25     $       .03
                                                ===========     ===========     ===========


Weighted average number of
  shares outstanding                              5,425,920       5,425,920       5,425,920
                                                ===========     ===========     ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              YEARS ENDED APRIL 30, 1998, 1997 (UNAUDITED) AND 1996

                                         Preferred Stock                 Common Stock
                                    --------------------------    --------------------------    Accumulated
                                      Shares          Amount         Shares         Amount        Deficit          Total
                                    -----------    -----------    -----------    -----------    -----------     -----------
BALANCES, May 1, 1995                        --    $        --      5,425,920    $   437,415    $(1,686,470)    $(1,249,055)

    Fiscal year 1996                         --             --             --             --       (135,836)       (135,836)
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, April 30, 1996                     --             --      5,425,920        437,415     (1,822,306)     (1,384,891)

    Fiscal year 1997 (unaudited)             --             --             --             --      1,351,872       1,351,872
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, APRIL 30, 1997                     --             --      5,425,920        437,415       (470,434)        (33,019)

    Fiscal year 1998                         --             --             --             --         (1,732)         (1,732)
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, April 30, 1998                     --    $        --      5,425,920    $   437,415    $  (472,166)    $   (34,751)
                                    ===========    ===========    ===========    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                             Years Ended April 30,
                                                  ------------------------------------------
                                                     1998            1997            1996
                                                  -----------    -----------     -----------
                                                                 (Unaudited)
Cash flows from operating activities:
    Net income (loss)                             $    (1,732)   $ 1,351,872     $  (135,836)
    Adjustments to reconcile net income
        (loss) to cash flows from
        operating activities:
          Gain on debt cancellation upon
            abandonment of discontinued
            operations                                     --     (1,613,548)             --
          Assets (liabilities) of discontinued
            operations/subsidiary                          --        261,676         135,836
          Attorney Trust Account                           --             --              --
          Accounts payable and other
            current liabilities                         1,732             --              --
                                                  -----------    -----------     -----------

      Cash flows from operating activities                 --             --              --
                                                  -----------    -----------     -----------

Cash flows from financing activities                       --             --              --
                                                  -----------    -----------     -----------

Cash flows from investing activities                       --             --              --
                                                  -----------    -----------     -----------

Increase (decrease) in cash                                --             --              --

Cash:
  Beginning of year                                        --             --              --
                                                  -----------    -----------     -----------

  End of year                                     $        --    $        --     $        --
                                                  ===========    ===========     ===========


Supplemental cash flow information:

    Interest paid                                 $        --    $    83,758     $    55,790
                                                  ===========    ===========     ===========

    Income taxes paid                             $        --    $        --     $        --
                                                  ===========    ===========     ===========


Summary of non cash activity:

    The gain on debt cancellation upon the abandonment/transfer of High Country
    Fashions, Inc. on April 29, 1997 is considered non cash activity.

                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1998, 1997 (UNAUDITED) AND 1996


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

Reclassifications

Certain reclassifications have been made to the 1996 financial statements to segregate the assets, liabilities and operations of discontinued operations/subsidiary. These reclassifications had no effect on net income
(loss).

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


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1998, 1997 (UNAUDITED) AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with our Company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended April 30, 1999, 1998, and 1997, net income and comprehensive income were equivalent.

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


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1998, 1997 (UNAUDITED) AND 1996


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


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1998, 1997 (UNAUDITED) AND 1996


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

  Deferred tax asset relating to net operating
    loss carryforwards                                                $     400
  Valuation allowance                                                      (400)
                                                                      ---------

  Net deferred tax asset                                              $      --
                                                                      =========


At April 30, 1999, the Company has carryforwards as follows:

                                                         Federal        State
                                                        ---------     ---------

  2013                                                  $   1,700     $   1,700
                                                        =========     =========


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