Form 10-Q
period 1998-10-31
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        October 31, 1998
                               ----------------------------------------

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

Yes ___       No _X_

5,425,920 Common Shares were outstanding as of October 31, 1998

                           HIGH COUNTRY VENTURES, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

               Condensed Balance Sheets
                 October 31, 1998                                           3

               Statements of Income
                 Three months ended October 31, 1998                        4



  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                  5

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                           HIGH COUNTRY VENTURES, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


ASSETS

   Current Assets
             Cash                                 $0.00

   Total Assets                                   $0.00

LIABILITIES AND EQUITY

   Liabilities
             Current liabilities
                  Accounts payable                $  31,831
                  Accrued income taxes            $   2,919
             Total Current liabilities            $  34,750

   Total Liabilities                              $  34,750

   Equity
             Common stock, no par value           $ 437,415
             Accumulated deficit                  $(472,165)
             Net income                           $ 0.00
   Total equity                                   $ (34,750)

   Total: Liabilities and Equity                  $ 0.00

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

         (b) No reports on Form 8-K were filed during the three months ended October 31, 1998.


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