Form 10-Q
period 1999-01-31
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    January 31, 1999
                               ----------------------------------------

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

                    121 S. 8th Street, Minneapolis, MN 55402
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 339-3733
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ___       No _X_

5,425,920 Common Shares were outstanding as of January 31, 1999

                           HIGH COUNTRY VENTURES, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

                Condensed Balance Sheets
                  January 31, 1999                                          3

                Statements of Income
                  Three months ended January 31, 1999                       4



  Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         5


PART II. OTHER INFORMATION                                                  5

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

                           HIGH COUNTRY VENTURES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


                           HIGH COUNTRY VENTURES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has had no operations in this quarter. The Board of Directors of the Company appointed Michael P. Johnson and Alan Burke as Directors on January 18, 1999. On the same date Stephen C. Loughlin, Timothy J. Larson and Jan Lovlie resigned as directors. The Board of Directors appointed Alan Burke as President and Michael P. Johnson as Secretary.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company's subsidiary, High Country Fashions, Inc. filed a petition in the Bankruptcy Court on January 7, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended January 31, 1999.


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