Form 10-K
period 1999-04-30
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1999
                          Commission File No. 33-26692

                           HIGH COUNTRY VENTURES, INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                  41-0825298
    (State or other jurisdiction             (IRS Employer Identification No.)
  of Incorporation or Organization)

                                121 S. 8th Street
                          Minneapolis, Minnesota 55402
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (612) 339-3733

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ NO_X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 30, 1999, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was None.

5,425,920 shares of Registrant's Common Stock, no par value were outstanding on April 30, 1999, prior to the effectiveness of the latest practicable date.

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


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         None.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock is traded on the Minneapolis local over the counter market. There were no trades in fiscal 1998.

         There are 381 shareholders of record.

         The Company has never paid a dividend, cash or otherwise.


Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended April 30,
                                    ----------------------------
                                    1999             1998
                                    ----             ----

Income Statement Data
---------------------
   Net Sales                        $    --          $    --
   Net Income (loss)                $(1,040)         $(1,732)
Per Share Data
--------------
Net Income (loss)                   $    --          $    --


                                            As of April 30,
                                            ---------------
                                            1999            1998
                                            ----            ----

Balance Sheet Data
------------------
   Total Assets                             $     --        $     --
   Total Liabilities                        $ 35,791        $ 34,751
   Stockholders' Equity (Deficit)           $(35,791)       $(34,751)


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


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                       Age              Position
----                       ---              --------

Alan Burke                 34               President, Director

Michael P. Johnson         37               Secretary, Director


         Alan Burke, he is self employed, and for more than the past 5 years has been a financial consultant to foreign companies seeking financial opportunities in the United States.

         Michael P. Johnson, has the President and owner of MP Johnson Construction, Inc. since 1988.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.


Item 11. - EXECUTIVE COMPENSATION.

         There was no executive compensation in 1998 and 1999.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         There are presently 5,425,920 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of the date of this Offering Circular, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.


                             Shares of           Percent of Ownership
Name                         Common Stock
--------------------------------------------------------------------------

Stephen C. Loughlin          3,000,000                 55%

Directors and Officers       None
as a group


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


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended April 30, 1999, April 30, 1998 and April 30, 1997.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) There are no exhibits.

                           HIGH COUNTRY VENTURES, INC.

                              FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1999, 1998 AND 1997 (UNAUDITED)


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

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
High Country Ventures, Inc.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of High Country Ventures, Inc. as of April 30, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Country Ventures, Inc. as of April 30, 1999 and 1998, and the results of operations, stockholders' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
July 14, 2000

--------------------------------------------------------------------------------

              7850 METRO PARKWAY, SUITE 207, MINNEAPOLIS, MN 55425
                   TELEPHONE: (952)858-7207 FAX: (952)858-7202
                        E-MAIL: callahan_johnston@msn.com

                           HIGH COUNTRY VENTURES, INC.

                                 BALANCE SHEETS

                                                                      April 30,
                                                      -------------------------------------------
                                                          1999           1998             1997
                                                      -----------     -----------     -----------
                                                                                      (Unaudited)
                    ASSETS
                    ------

Current assets:
    Attorney Trust Account                            $        --     $        --     $        --
                                                      ===========     ===========     ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities          $    35,791     $    34,751     $    33,019
                                                      -----------     -----------     -----------

Stockholders' equity (deficit):
    Preferred stock: undesignated par value;
        5,000,000 shares authorized; none issued
        and outstanding                                        --              --              --
    Common stock: no par value; 50,000,000
        shares authorized; issued and outstanding
        shares 5,425,920                                  437,415         437,415         437,415
    Accumulated deficit                                  (473,206)       (472,166)       (470,434)
                                                      -----------     -----------     -----------

        Total stockholders' equity (deficit)              (35,791)        (34,751)        (33,019)
                                                      -----------     -----------     -----------

        Total liabilities and
          stockholders' equity (deficit)              $        --     $        --     $        --
                                                      ===========     ===========     ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF OPERATIONS

                                                          Years Ended April 30,
                                                -------------------------------------------
                                                   1999            1998            1997
                                                -----------     -----------     -----------
                                                                                (Unaudited)
Revenues                                        $        --     $        --     $        --

Administrative expenses                               1,040           1,732              --

Income tax expense (benefit)                             --              --              --
                                                -----------     -----------     -----------

        Operating income (loss)                      (1,040)         (1,732)             --

Loss from discontinued operations/
    subsidiary, net of income taxes
    of $-0-, $-0-, $-0-, respectively                    --              --        (261,676)

Gain on debt cancellation upon abandonment
    and transfer of discontinued operations/
    subsidiary, net of income taxes of
    $-0-, $-0-, $-0-, respectively                       --              --       1,613,548
                                                -----------     -----------     -----------

        Net income (loss)                            (1,040)         (1,732)      1,351,872

Other comprehensive income (loss)                        --              --              --
                                                -----------     -----------     -----------

Comprehensive income (loss)                     $    (1,040)    $    (1,732)    $ 1,351,872
                                                ===========     ===========     ===========

Basic earnings (loss) per share:
    Continuing operations                       $        --     $        --     $        --
                                                ===========     ===========     ===========
    Discontinued operations                     $        --     $        --     $       .25
                                                ===========     ===========     ===========


Weighted average number of
  shares outstanding                              5,425,920       5,425,920       5,425,920
                                                ===========     ===========     ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              YEARS ENDED APRIL 30, 1999, 1998 AND 1997 (UNAUDITED)

                                         Preferred Stock                 Common Stock
                                    --------------------------    --------------------------    Accumulated
                                       Shares         Amount         Shares        Amount         Deficit          Total
                                    -----------    -----------    -----------    -----------    -----------     -----------
BALANCES, May 1, 1996                        --    $        --      5,425,920    $   437,415    $(1,822,306)    $(1,384,891)

    Fiscal year 1997 (unaudited)             --             --             --             --      1,351,872       1,351,872
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, APRIL 30, 1997                     --             --      5,425,920        437,415       (470,434)        (33,019)

    Fiscal year 1998                         --             --             --             --         (1,732)         (1,732)
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, April 30, 1998                     --             --      5,425,920        437,415       (472,166)        (34,751)

    Fiscal year 1999                         --             --             --             --         (1,040)         (1,040)
                                    -----------    -----------    -----------    -----------    -----------     -----------

BALANCES, April 30, 1999                     --    $        --      5,425,920    $   437,415    $  (473,206)    $   (35,791)
                                    ===========    ===========    ===========    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                            Years Ended April 30,
                                                  -----------------------------------------
                                                      1999          1998           1997
                                                  -----------    -----------    -----------
                                                                               (Unaudited)
Cash flows from operating activities:
    Net income (loss)                             $    (1,040)   $    (1,732)   $ 1,351,872
    Adjustments to reconcile net income
        (loss) to cash flows from
        operating activities:
          Gain on debt cancellation upon
            abandonment/transfer of
            discontinued operations/subsidiary             --             --     (1,613,548)
          Assets (liabilities) of discontinued
            operations/subsidiary                          --             --        261,676
          Attorney Trust Account                           --             --             --
          Accounts payable and other
            current liabilities                         1,040          1,732             --
                                                  -----------    -----------    -----------

      Cash flows from operating activities                 --             --             --
                                                  -----------    -----------    -----------

Cash flows from financing activities                       --             --             --
                                                  -----------    -----------    -----------

Cash flows from investing activities                       --             --             --
                                                  -----------    -----------    -----------

Increase (decrease) in cash                                --             --             --

Cash:
  Beginning of year                                        --             --             --
                                                  -----------    -----------    -----------

  End of year                                     $        --    $        --    $        --
                                                  ===========    ===========    ===========


Supplemental cash flow information:

    Interest paid                                 $        --    $        --    $    83,758
                                                  ===========    ===========    ===========

    Income taxes paid                             $        --    $        --    $        --
                                                  ===========    ===========    ===========


Summary of non cash activity:

    The gain on debt cancellation upon the abandonment/transfer of High Country
    Fashions, Inc. on April 29, 1997 is considered non cash activity.


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1999, 1998 AND 1997 (UNAUDITED)


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


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1999, 1998 AND 1997 (UNAUDITED)


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


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1999, 1998 AND 1997 (UNAUDITED)


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


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED APRIL 30, 1999, 1998 AND 1997 (UNAUDITED)


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

  Deferred tax asset relating to net operating
    loss carryforwards                                                $     700
  Valuation allowance                                                      (700)
                                                                      ---------

  Net deferred tax asset                                              $      --
                                                                      =========


At April 30, 1999, the Company has carryforwards as follows:

                                                        Federal          State
                                                       ---------      ---------

  2013                                                 $   1,700      $   1,700
  2014                                                     1,000          1,000
                                                       ---------      ---------

                                                       $   2,700      $   2,700
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