Form 10-Q
period 1999-10-31
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 1999
                               ----------------------------------------

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

Yes ___       No _X_

35,425,920 Common Shares were outstanding as of October 31, 1999

                           HIGH COUNTRY VENTURES, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

                Condensed Balance Sheets
                  October 31, 1999                                          3

                Statements of Income
                  Three months ended October 31, 1999                       4



  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                  5

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



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company's subsidiary, High Country Fashions, Inc. filed a petition in the Bankruptcy Court on January 7, 1998. The Bankruptcy Court entered an order of discharge on October 5, 1999.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended October 31, 1999.


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