Form 10-Q
period 2000-01-31
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2000
                               ----------------------------------------

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

Yes ___       No _X_

35,425,920 Common Shares were outstanding as of January 31, 2000

                           HIGH COUNTRY VENTURES, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

              Condensed Balance Sheets
                January 31, 2000                                            3

              Statements of Income
                Three months ended January 31, 2000                         4


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                  5

                         Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                           HIGH COUNTRY VENTURES, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


ASSETS

  Current Assets
            Cash                                   $0.00

  Total Assets                                     $0.00

LIABILITIES AND EQUITY

  Liabilities
            Current liabilities
                 Accounts payable                  $  24,908
                 Accrued income taxes              $   2,919
            Total Current liabilities              $  27,827

  Total Liabilities                                $  27,827

  Equity
            Common stock, no par value             $ 446,053
            Accumulated deficit                    $(473,205)
            Net income                             $    (675)
  Total equity                                     $ (27,827)

   Total: Liabilities and Equity                   $0.00

                          HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


Ordinary Income/Expense

         Income                             $0.00

         Expense                            $ 675

Net Income                                  $(675)

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

         Alan Burke resigned as President of the Company in January, 2000.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended January 31, 2000.



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