Form 10-K
period 2000-04-30
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ NO_X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 30, 2000, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was None.

35,425,920 shares of Registrant's Common Stock, no par value were outstanding on April 30, 2000, prior to the effectiveness of the latest practicable date.

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


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         None.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock is traded on the Minneapolis local over the counter market. There were no trades in fiscal 2000.

         There are 381 shareholders of record.

         The Company has never paid a dividend, cash or otherwise.


Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended April 30,
                                    ----------------------------
                                    2000             1999
                                    ----             ----

Income Statement Data
---------------------
   Net Sales                        $    --          $    --
   Net Income (loss)                $(4,059)         $(1,040)
Per Share Data
--------------
Net Income (loss)                   $    --          $    --


                                            As of April 30,
                                            ---------------
                                            2000             1999
                                            ----             ----

Balance Sheet Data
------------------
   Total Assets                             $  2,000         $     --
   Total Liabilities                        $ 30,882         $ 35,791
   Stockholders' Equity (Deficit)           $(28,882)        $(35,791)


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


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                       Age              Position
----                       ---              --------

Michael P. Johnson         37               President, Director


         Michael P. Johnson, has the President and owner of MP Johnson Construction, Inc. since 1988.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.


Item 11. - EXECUTIVE COMPENSATION.

         There was no executive compensation in 1999 and 2000.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         There are presently 35,425,920 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.

                            Shares of           Percent of Ownership
Name                        Common Stock
-------------------------------------------------------------------------

Stephen C. Loughlin         3,000,000                8%

Securities Holding Corp    15,000,000               42.3%

John (illegible)           16,125,000               45.5%

Directors and Officers      None
as a group


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended April 30, 2000, April 30, 1999 and April 30, 1998.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) There are no exhibits.

                           HIGH COUNTRY VENTURES, INC.

                              FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 2000, 1999 AND 1998


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

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
High Country Ventures, Inc.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of High Country Ventures, Inc. as of April 30, 2000, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Country Ventures, Inc. as of April 30, 2000, 1999 and 1998 and the results of operations, stockholders' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

                           HIGH COUNTRY VENTURES, INC.

                                 BALANCE SHEETS

                                                                       April 30,
                                                      -------------------------------------------
                                                          2000            1999            1998
                                                      -----------     -----------     -----------
                     ASSETS
                     ------

Current assets:
    Attorney Trust Account                            $     2,000     $        --     $        --
                                                      ===========     ===========     ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities          $    30,882     $    35,791     $    34,751
                                                      -----------     -----------     -----------

Stockholders' equity (deficit):
    Preferred stock: undesignated par value;
        5,000,000 shares authorized; none issued
        and outstanding                                        --              --              --
    Common stock: no par value; 50,000,000
        shares authorized; issued and outstanding
        shares 35,425,920 in 2000, 5,425,920 in
        1999 and 1998                                     448,383         437,415         437,415
    Accumulated deficit                                  (477,265)       (473,206)       (472,166)
                                                      -----------     -----------     -----------

        Total stockholders' equity (deficit)              (28,882)        (35,791)        (34,751)
                                                      -----------     -----------     -----------

        Total liabilities and
          stockholders' equity (deficit)              $     2,000     $        --     $        --
                                                      ===========     ===========     ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF OPERATIONS

                                                     Years Ended April 30,
                                        ----------------------------------------------
                                            2000             1999             1998
                                        ------------     ------------     ------------
Revenues                                $         --     $         --     $         --

Administrative expenses                        4,059            1,040            1,732

Income tax expense (benefit)                      --               --               --
                                        ------------     ------------     ------------

        Net income (loss)                     (4,059)          (1,040)          (1,732)

Other comprehensive income (loss)                 --               --               --
                                        ------------     ------------     ------------

Comprehensive income (loss)             $     (4,059)    $     (1,040)    $     (1,732)
                                        ============     ============     ============

Basic earnings (loss) per share         $         --     $         --     $         --
                                        ============     ============     ============


"Weighted" average number of
  shares outstanding                      34,439,619        5,425,920        5,425,920
                                        ============     ============     ============


Actual issued and outstanding shares      35,425,920        5,425,920        5,425,920
                                        ============     ============     ============


                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED APRIL 30, 2000, 1999 AND 1998

                                        Preferred Stock              Common Stock
                                   ------------------------    ------------------------    Accumulated
                                     Shares        Amount        Shares        Amount         Deficit        Total
                                   ----------    ----------    ----------    ----------     ----------     ----------
BALANCES, May 1, 1997                      --    $       --     5,425,920    $  437,415     $ (470,434)    $  (33,019)

    Fiscal year 1998                                     --            --            --         (1,732)        (1,732)
                                   ----------    ----------    ----------    ----------     ----------     ----------

BALANCES, April 30, 1998                   --            --     5,425,920       437,415       (472,166)       (34,751)

    Fiscal year 1999                       --            --            --            --         (1,040)        (1,040)
                                   ----------    ----------    ----------    ----------     ----------     ----------

BALANCES, April 30, 1999                   --            --     5,425,920       437,415       (473,206)       (35,791)

    Issuance of common stock
      at $.0001 per share                  --            --    30,000,000         3,000             --          3,000

    Additional equity
        contributions to cover
        administrative expenses
        and settle liabilities             --            --            --         7,968             --          7,968

    Fiscal year 2000                       --            --            --            --         (4,059)        (4,059)
                                   ----------    ----------    ----------    ----------     ----------     ----------

BALANCES, April 30, 2000                   --    $       --    35,425,920    $  448,383     $ (477,265)    $  (28,882)
                                   ==========    ==========    ==========    ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                          Years Ended April 30,
                                                   2000            1999           1998
                                               -----------     -----------    -----------
Cash flows from operating activities:
    Net income (loss)                          $    (4,059)    $    (1,040)   $    (1,732)
    Adjustments to reconcile net income
        (loss) to cash flows from
        operating activities:
          Attorney Trust Account                    (2,000)             --             --
          Accounts payable and other
            current liabilities                     (4,909)          1,040          1,732
                                               -----------     -----------    -----------

      Cash flows from operating activities         (10,968)             --             --
                                               -----------     -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock
        and additional equity contributions         10,968              --             --
                                               -----------     -----------    -----------

Cash flows from investing activities                    --              --             --
                                               -----------     -----------    -----------

Increase (decrease) in cash                             --              --             --

Cash:
  Beginning of year                                     --              --             --
                                               -----------     -----------    -----------

  End of year                                  $        --     $        --    $        --
                                               ===========     ===========    ===========


Supplemental cash flow information:

    Interest paid                              $        --     $        --    $        --
                                               ===========     ===========    ===========

    Income taxes paid                          $        --     $        --    $        --
                                               ===========     ===========    ===========


Summary of non cash activity:

    None.

                 The accompanying notes are an integral part of
                           these financial statements.

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 2000, 1999 AND 1998


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


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with our Company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended April 30, 2000, 1999, and 1998, net income and comprehensive income were equivalent.

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


                                   (Continued)

                          HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 2000, 1999 AND 1998


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

Although none of HCF's creditors pursued collection from the Company, the Company settled certain of these liabilities through payments of cash totaling $30,000 and the transfer of 100,000 of the Company's common stock owned by one of the Company's largest stockholders. Through April 30, 2000 no other creditors of HCF have contacted the Company.

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


                                   (Continued)

                           HIGH COUNTRY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 2000, 1999 AND 1998


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

  Deferred tax asset relating to net operating
    loss carryforwards                                                $   1,500
  Valuation allowance                                                    (1,500)
                                                                      ---------

  Net deferred tax asset                                              $      --
                                                                      =========


At April 30, 2000, the Company has carryforwards as follows:

                                                        Federal         State
                                                       ---------      ---------

  2013                                                 $   1,700      $   1,700
  2014                                                     1,000          1,000
  2015                                                     7,000          4,000
                                                       ---------      ---------

                                                       $   9,700      $   6,700
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