Form 10-Q
period 2000-07-31
HIGH COUNTRY VENTURES INC
filed 2000-10-11
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2000
                               ----------------------------------------

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

Yes ___       No _X_

35,425,920 Common Shares were outstanding as of July 31, 2000

                           HIGH COUNTRY VENTURES, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

               Condensed Balance Sheets
                 July 31, 2000                                              3

               Statements of Income
                 Three months ended July 31, 2000                           4



  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                  5

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                           HIGH COUNTRY VENTURES, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


ASSETS

   Current Assets
             Cash                                    $0.00

   Total Assets                                      $0.00

LIABILITIES AND EQUITY

   Liabilities
             Current liabilities
                  Accounts payable                   $   4,508
                  Accrued income taxes               $   2,919
             Total Current liabilities               $   7,427

   Total Liabilities                                 $   7,427

   Equity
             Common stock, no par value              $ 473,860
             Accumulated deficit                     $(477,265)
             Net income                              $  (4,022)
   Total equity                                      $  (7,427)

    Total: Liabilities and Equity                    $0.00

                           HIGH COUNTRY VENTURES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


Ordinary Income/Expense

    Income                                   $0.00

    Expense                                  $4,022

Net Income                                   $(4,022)

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

         (b) No reports on Form 8-K were filed during the three months ended July 31, 2000.


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