Form 10-Q
period 2000-10-31
HIGH COUNTRY VENTURES INC
filed 2000-12-21
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______ to_________

Commission File Number 33-26692

                          SPIDERBOY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                        41-0825298
          ---------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                13348 Highland Chase Place, Fort Myers, FL 33913
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (941) 470-9662
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ___    No _X_

36,683,921 Common Shares were outstanding as of October 31, 2000

                         SPIDERBOY INTERNATIONAL, INC.

                                   I N D E X

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheets                                              1

        Statements of Operations                                              2

        Statements of Stockholders' Equity                                    3

        Statements of Cash Flows                                              4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 5

PART II. OTHER INFORMATION                                                    5

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  October 31,      April 30,
                                                     2000            2000
                                                   ---------       ---------
               ASSETS
               ------

Current assets:
 Cash                                              $   1,364       $   2,000
                                                   ---------       ---------
Other assets:
 Purchased domain names and technology
   rights, net of accumulated
   amortization of $6,000                             34,000              --
                                                   ---------       ---------
    Total other assets                                34,000              --
                                                   ---------       ---------

    Total assets                                   $  35,364       $   2,000
                                                   =========       =========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

Current liabilities:
 Accounts payable                                  $   2,677       $  27,963
 Accrued income taxes                                  2,919           2,919
 Note payable - related party                          8,000              --
                                                   ---------       ---------

    Total current liabilities                         13,596          30,882
                                                   ---------       ---------
Stockholders' equity:
 Preferred stock, undesignated par value;
   5,000,000 shares authorized; none issued
   and outstanding                                        --              --
 Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   shares 36,683,920 and 35,425,920,
   respectively                                      562,555         448,383
 Accumulated deficit                                (477,265)       (477,265)
 Deficit accumulated during development stage        (63,522)             --
                                                   ---------       ---------

    Total stockholders' equity                        21,768          28,882
                                                   ---------       ---------

    Total liabilities and
      stockholders' equity                         $  35,364       $   2,000
                                                   =========       =========


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                   Six Months Ended             Reentrace Into
                                                   October 31,                         October 31,              Development Stage
                                        -------------------------------      -------------------------------   (November 19, 1999)
                                            2000               1999              2000               1999       to October 31, 2000
                                        ------------       ------------      ------------       ------------   -------------------
Revenues                                $      2,048       $         --      $      2,048       $         --      $      2,048
                                        ------------       ------------      ------------       ------------      ------------
Expense:
    Advertising                                1,964                 --             1,964                 --             1,964
    Amortization                               2,000                 --             6,197                 --             6,197
    Bank service charges                          12                 --                30                 --                30
    Domain name registration costs             4,674                 --            22,454                 --            22,454
    Postage and delivery                         207                 --               254                 --               254
    Office expenses                               52                 --                52                 --                52
    Printing and reproduction                    141                 --               299                 --               299
    Professional and
     consulting fees                          11,976                 --            19,814                 --            25,964
    Shareholder expenses                       4,782                 --             4,296                 --             5,856
    Telephone                                    845                 --             1,049                 --             1,049
    Travel and entertainment                   1,451                 --             1,451                 --             1,451
                                        ------------       ------------      ------------       ------------      ------------
                Total expense                 28,104                 --            57,860                 --            65,570
                                        ------------       ------------      ------------       ------------      ------------
Net loss before income taxes                 (26,056)                --           (55,812)                --           (63,522)

Income taxes                                      --                 --                --                 --                --
                                        ------------       ------------      ------------       ------------      ------------
Net loss                                     (26,056)                --           (55,812)                --           (63,522)

Other comprehensive income                        --                 --                --                 --                --
                                        ------------       ------------      ------------       ------------      ------------
Comprehensive income (loss)             $    (26,056)      $         --      $    (55,812)      $         --      $    (63,522)
                                        ============       ============      ============       ============      ============
Basic earnings (loss) per share         $         --       $         --      $         --       $         --      $         --
                                        ============       ============      ============       ============      ============
Weighted average number of
    shares outstanding                    35,672,050         35,425,920        35,491,576         19,562,906        35,491,076
                                        ============       ============      ============       ============      ============

                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                            Deficit
                                                                                                          Accumulated
                                            Preferred Stock              Common Stock                        During
                                      -------------------------      ---------------------   Accumulated  Development
                                        Shares         Amount        Shares       Amount       Deficit       Stage          Total
                                      ----------     ----------    ----------   ----------   ----------    ----------    ----------
BALANCES, April 30, 1999                      --     $       --     5,425,920   $  437,415   $ (473,206)   $       --    $  (35,791)
    Issuance of common stock
      at $.0001 per share                     --             --    30,000,000        3,000           --            --         3,000
    Additional equity
        contributions to cover
        administrative expenses
        and settle liabilities                --             --            --        7,968           --            --         7,968
    Fiscal year 2000                          --             --            --           --       (4,059)           --        (4,059)
                                      ----------     ----------    ----------   ----------   ----------    ----------    ----------

BALANCES, April 30, 2000                      --             --    35,425,920      448,383     (477,265)           --       (28,882)
    Issuance of shares in
      settlement of debt                      --             --       100,000          100           --            --           100
    Issuance of shares as part
      of merger                               --             --     1,158,000       73,000           --        (7,710)       65,290
    Additional equity contribution
      to cover administrative
      expenses and settle
      liabilities                             --             --            --       41,072           --            --        41,072

    Fiscal year 2001 year-to-date             --             --            --           --           --       (52,812)      (55,812)
                                      ----------     ----------    ----------   ----------   ----------    ----------    ----------

BALANCES, OCTOBER 31, 2000                    --     $       --    36,683,920   $  562,555   $ (477,265)   $  (63,522)   $   21,768
                                      ==========     ==========    ==========   ==========   ==========    ==========    ==========


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                            Three Months Ended          Six Months Ended      Reentrace Into
                                                October 31,                October 31,       Development Stage
                                            ---------------------    ---------------------  (November 19, 1999)
                                               2000         1999        2000        1999    to October 31, 2000
                                            ---------     -------    ---------     -------  -------------------
Cash flows from operating activities:
    Net loss                                $ (26,056)    $    --    $ (55,812)    $    --      $ (63,522)
  Adjustments to reconcile net loss
    to cash flows from operating
    activities:
      Amortization                              2,000          --        6,197          --          6,197
      Accounts payable and
        accrued expenses                       (1,936)         --       (5,192)         --        (23,383)
                                            ---------     -------    ---------     -------      ---------
Net cash flows from operating activities      (25,992)         --      (54,807)         --        (80,708)
                                            ---------     -------    ---------     -------      ---------

Cash flows from investing activities               --          --           --          --             --
                                            ---------     -------    ---------     -------      ---------

Cash flows from financing activities:
    Proceeds from common stock                 15,694          --       71,171          --        114,072
    Principal reductions on note
      payable - related party                  (6,500)         --      (17,000)         --        (32,000)
                                            ---------     -------    ---------     -------     ---------

Net cash flows from financing activities        9,194          --       54,171          --         82,072
                                            ---------     -------    ---------     -------      ---------

Increase in cash                              (16,798)         --         (636)         --          1,364

Cash - beginning of period                     18,162          --        2,000          --             --
                                            ---------     -------    ---------     -------      ---------

Cash - end of period                        $   1,364     $    --    $   1,364     $    --      $   1,364
                                            =========     =======    =========     =======      =========

Supplemental information:
    Interest paid                           $      --     $    --    $      --     $    --      $      --
                                            =========     =======    =========     =======      =========
    Income taxes paid                       $      --     $    --    $      --     $    --      $      --
                                            =========     =======    =========     =======      =========

Summary of non cash activity:

    In February 2000 the Company purchased domain names and technology rights from a related party through incurrence of a $40,000 note payable.

    On October 13, 2000, the Company acquired all of the outstanding shares of Spiderboy.com, Inc. through the conveyance of 29,438,000, including 1,158,000 newly issued shares, of the Company's common stock.


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of October 31, 2000, the statement of operations for the three-month periods ended October 31, 2000, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at October 31, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 audited financial statements. The results of operations for the period ended October 31, 2000 are not necessarily indicative of the operating results for the full year.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Company

The goal of the Company is to create "Spiderboy"s Web" and "Spiderboy"s Information Superhighway" (www.spiderboy.com), providing an organized system of internal portals linked first geographically and then categorically by content. This system will become much like an information highway with exists and stops for every country and for most major cities in each country. A user should be able to find approximately 90% of the information that he or she would normally access on the worldwide web, without tedious searches and without the possibility of inadvertently accessing pornographic websites. The access time should be efficient, and once within "Spiderboy"s Web" and on "Spiderboy"s Information Superhighway", a user has virtually no reason to leave until completion of his tasks.

"Spiderboy"s Web" will link geographical locations and content by Continents, Countries, Counties and Cities. The locations will be further organized into government, community organizations, hospitals, schools, clubs, etc. and, of course, commercial endeavors. These many portals will be linked to one another within "Spiderboy"s Web", which will all be interlinked to feed traffic to other sites within the "Spiderboy"s Web". One needs only to "point and click" to the geographical location anywhere within the world or the U.S. in which the information should reside to find practically anything that he or she needs on the worldwide web.

At October 31, 2000 the Company owned over 400 domain names for incorporation into "Spiderboy"s Web" and "Spiderboy"s Information Superhighway".

Domain "Squatting"

Domain "squatting" is the process of registering domain names in the name of well known individuals or entities with the hope of selling these domain names back to the individual or entity. Recent court rulings and standards being implemented and enforced by Internet regulatory bodies have found this process to be inappropriate. Many recent cases have required transference of the domain name to the well known individual or entity at little, if any, consideration.

The Company does not feel its registered domain names could be construed as domain "squatting". The Company"s registered domain names are being incorporated into "Spiderboy"s Web" and "Spiderboy"s Information Superhighway". The Company is offering to link these registered domain names to existing sites for these geographical or business entities. In addition, the Company is offering to assist with development of these sites for the geographical or business entities.

Since some of these registered domain names incorporate well known and/or trademarked names it is at least reasonably possible that a claim of domain "squatting" be brought against the Company. If such a claim was brought the Company feels its exposure would be limited to forfeiture of that name. Management does not feel such a forfeiture would materially impact the Company"s operations.

Development Stage Company

The Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; registration and/or acquisition of domain names and annual registration to protect these domain names; search engine and web site development; and researching and articulating the plan of operations for the purpose of introducing Spiderboy.com and thereafter for providing information services via the Internet. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until 2001.

Management feels that it can complete development of "Spiderboy"s Web" and "Spiderboy"s Information Superhighway" (see Note 1: Company) and generate sufficient site traffic that the Company can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

         The Company has devoted all of its efforts in the past three months to its business plan. There was income in quarter ended October 31, 2000 of $2,048. There were expenses of $28,104, for a net loss in the quarter ended October 31, 2000 of $26,056.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None


Item 6.   Exhibits and Reports on Form 8-K

          (b) There was an 8-K filed on October 26, 2000 relating to a merger.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SPIDERBOY INTERNATIONAL, INC.


Date December 19, 2000                   By /s/ Mark M. Pardo
                                            Mark M. Pardo