Form 10-Q/A
period 1997-07-31
HIGH COUNTRY VENTURES INC
filed 2001-02-26
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q AMENDED

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the quarterly period ended JULY 31, 1997


_____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from ______________ to ______________


        Commission file number ________________________________________


                          SPIDERBOY INTERNATIONAL, INC.
                ------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Minnesota                                            41-0825298
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (IRS Employer ID Number)
Incorporation or Organization)


                13348 Highland Chase Place, Fort Myers, FL 33913
                ------------------------------------------------
                    (Address of Principal Executive Offices)



                                  941-470-9662
                                  ------------
                 (Issuer's Telephone Number Including Area Code)

                           HIGH COUNTRY VENTURES, INC.
                           ---------------------------
                                  (Former Name)

         8120 Penn Avenue South, Suite 446, Bloomington, Minnesota 55431
         ---------------------------------------------------------------
                                (Former Address)
      (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes _____  No __X__

Number of shares outstanding as of February 20, 2001: 36,683,920

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I, FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.    Financial Statements (Unaudited).

           Condensed balance sheets as of July 31, 1997 and April
               30, 1997                                                        2

           Condensed statements of operations for the three months
               ended July 31, 1997 and 1996                                    3

           Condensed statements of cash flow for the three months ended
               July 31, 1997 and 1996                                          4

           Notes to condensed financial statements                             5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  10

Item 6.    Exhibits and Reports on Form 8-K                                   10

SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                        July 31,         April 30,
                                                         1997              1997
                                                     ------------      ------------
                    ASSETS
                    ------

Current assets:
    Attorney trust account                           $         --      $         --


                Total assets                         $         --      $         --
                                                     ============      ============



    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and
      accrued liabilities                            $     33,269      $     33,019
                                                     ------------      ------------

Stockholders' equity:
    Preferred stock: undesignated par value;
      5,000,000 shares authorized; none
      issued and outstanding                                   --                --
    Common stock, no par value; authorized
      50,000,000 shares, issued and
      outstanding shares 5,425,920                        437,415           437,415
    Accumulated deficit                                  (470,684)         (470,434)
                                                     ------------      ------------

                Total stockholders' equity                (33,269)          (33,019)
                                                     ------------      ------------


                Total liabilities and
                  stockholders' equity               $         --      $         --
                                                     ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months      Three Months
                                                      Ended             Ended
                                                     July 31,          July 31,
                                                       1997              1996
                                                   ------------      ------------
Revenues                                           $         --      $         --
                                                   ------------      ------------

Expenses                                                   (250)               --
                                                   ------------      ------------

Discontinued operations, net of
    income tax expense of $-0-                               --           (77,861)
                                                   ------------      ------------

Net income (loss)                                  $       (250)     $    (77,861)
                                                   ============      ============

Basic earnings (loss) per share                    $         --      $       (.01)
                                                   ============      ============

Weighted average number of
    shares outstanding                                5,425,920         5,425,920
                                                   ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                        Three Months      Three Months
                                                            Ended             Ended
                                                           July 31,          July 31,
                                                            1997              1996
                                                        ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                   $       (250)     $    (77,861)
    Adjustments to reconcile net income
       (loss) to cash flows from
        operating activities:
          Accounts payable and
            accrued liabilities                                  250                --
          Net assets/liabilities of
            discontinued operations                               --            77,861
                                                        ------------      ------------

Cash flows from operating activities                              --                --
                                                        ------------      ------------

Cash flows from financing activities                              --                --
                                                        ------------      ------------

Cash flows from investing activities                              --                --
                                                        ------------      ------------

Increase (decrease) in cash                                       --                --

Cash:
    Beginning of period                                           --                --
                                                        ------------      ------------

    End of period                                       $         --      $         --
                                                        ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1997
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 1997.

1.     Company

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

       From April 29, 1997 to October 26, 2000 the Company had no operations. On October 26, 2000 the Company acquired Spiderboy.com, Inc. (See October 23, 2000 Form 8-K). At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1997
                                   (Unaudited)


1.     Company (Continued)

       Spiderboy.com, Inc. (d/b/a Spiderboy.com) was formed under the laws of the State of Florida on November 18, 1999. The goal of the Company is to create "Spiderboy's Web" and Spiderboy's Information Superhighway" (www.spiderboy.com), providing an organized system of internal portals linked first geographically and then categorically by content. This system will become much like an information highway with exists and stops for every country and for most major cities in each country. A user should be able to find approximately 90% of the information that he or she would normally access on the worldwide web, without tedious searches and without the possibility of inadvertently accessing pornographic websites. The access time should be efficient, and once within "Spiderboy's Web" and on "Spiderboy's Information Superhighway", a user has virtually no reason to leave until completion of his tasks.

       "Spiderboy's Web" will link geographical locations and content by Continents, Countries, Counties and Cities. The locations will be further organized into government, community organizations, hospitals, schools, clubs, etc. and, of course, commercial endeavors. These many portals will be linked to one another within "Spiderboy's Web", which will all be interlinked to feed traffic to other sites within the "Spiderboy's Web". One needs only to "point and click" to the geographical location anywhere within the world or the U.S. in which the information should reside to find practically anything that he or she needs on the worldwide web.

2.     Domain "Squatting"

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

       The Company does not feel its registered domain names could be construed as domain "squatting". The Company's registered domain names are being incorporated into "Spiderboy's Web" and "Spiderboy's


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1997
                                   (Unaudited)


2.     Domain "Squatting" (Continued)

       Information Superhighway". The Company is offering to link these registered domain names to existing sites for these geographical or business entities. In addition, the Company is offering to assist with development of these sites for the geographical or business entities.

       Since some of these registered domain names incorporate well known and/or trademarked names it is at least reasonably possible that a claim of domain "squatting" be brought against the Company. If such a claim was brought the Company feels its exposure would be limited to forfeiture of that name. Management does not feel such a forfeiture would materially impact the Company's operations.

2.     Development Stage Company

       Spiderboy.com, Inc. is deemed to be in the development stage. Simultaneous with the acquisition Spiderboy International, Inc. is deemed to have reentered the development stage.

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

       Management feels that it can complete development of "Spiderboy's Web" and "Spiderboy's Information Superhighway" (see Note 1: Company) and generate sufficient site traffic that the Company can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1997
                                   (Unaudited)


3.     Disputed Liabilities

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

4.     Income Taxes

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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview:

The ultimate success of the Company is now dependent on the success of Spiderboy.com, Inc. Spiderboy. com, Inc. has devoted the majority of its efforts to: raising capital; registration and/or acquisition of domain names and annual registration to protect these domain names; search engine and web site development; and researching and articulating the plan of operations for the purpose of introducing Spiderboy.com and thereafter for providing information services via the Internet. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until 2001.

To date the Company and Spiderboy.com, Inc. have been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. These stockholders have indicated an intent to continue to fund expenses to sustain the Company and Spiderboy.com, Inc. Completion of development of "Spiderboy's Web" and "Spiderboy's Information Superhighway" (see Note 1: Company)is dependent on this on-going support.

Management feels that it can complete development of "Spiderboy's Web" and "Spiderboy's Information Superhighway" and generate sufficient site traffic that the Company can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. Failure of the Company and Spiderboy.com, Inc. to complete development and achieve profitable operations or the failure of its stockholders to fund necessary expenses of the Company and Spiderboy.com, Inc. could result in the Company being unable to continue as a going concern.

Liquidity and Capital Resources:

To date the Company and Spiderboy.com, Inc. have been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. These stockholders have indicated an intent to continue to fund expenses to sustain the Company and Spiderboy.com, Inc. Completion of development of "Spiderboy's Web" and "Spiderboy's Information Superhighway" (see Note 1: Company)is dependent on this on-going support. Although unknown at this time, it is at least reasonably possible that the Company will be required to raise debt or equity financing to complete development of "Spiderboy's Web" and "Spiderboy's Information Superhighway" and to fund operations until profitable operations can be achieved.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

       The Company is not involved in any legal proceedings.

       As disclosed, on April 29, 1997 the Company abandoned its investment in HCF and approved the transfer of HCF to Continental Casuals, LTD. On January 7, 1998, HCF voluntarily filed a petition under Chapter 7 of the U.S. Bankruptcy Code. On July 24, 1999, the trustee for HCF's bankruptcy filed a no-asset report with the Court indicating HCF had no property available for distribution from the bankruptcy estate. On October 5, 1999, HCF's bankruptcy case was closed and all of its obligations discharged.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended July 31, 1997.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPIDERBOY INTERNATIONAL, INC.

                              By:  /s/ Mark N. Pardo
                                  ------------------
                                   Mark N. Pardo

Dated February 20, 2001