Form 10-Q/A
period 1998-01-31
HIGH COUNTRY VENTURES INC
filed 2001-02-26
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q AMENDED

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the quarterly period ended JANUARY 31, 1998


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

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.     Financial Statements (Unaudited).

            Condensed balance sheets as of January 31, 1998 and April
               30, 1997                                                        2

            Condensed statements of operations for the three months and
               nine months ended January 31, 1998 and 1997                     3

            Condensed statements of cash flow for the three months and
               nine months ended January 31, 1998 and 1997                     4

            Notes to condensed financial statements                            5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 10

Item 6.     Exhibits and Reports on Form 8-K                                  10

SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                           January 31,        April 30,
                                                              1998              1997
                                                          ------------      ------------
                  ASSETS
                  ------
Current assets:
    Attorney trust account                                $         --      $         --


                Total assets                              $         --      $         --
                                                          ============      ============



    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and
      accrued liabilities                                 $     33,869      $     33,019
                                                          ------------      ------------

Stockholders' equity:
    Preferred stock: undesignated par value;
      5,000,000 shares authorized; none
      issued and outstanding                                        --                --
    Common stock, no par value; authorized
      50,000,000 shares, issued and
      outstanding shares 5,425,920                             437,415           437,415
    Accumulated deficit                                       (471,284)         (470,434)
                                                          ------------      ------------

                Total stockholders' equity                     (33,869)          (33,019)
                                                          ------------      ------------

                Total liabilities and
                  stockholders' equity                    $         --      $         --
                                                          ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended                  Nine Months Ended
                                       January 31,                         January 31,
                              ------------------------------      ------------------------------
                                  1998              1997              1998              1997
                              ------------      ------------      ------------      ------------
Revenues                      $         --      $         --      $         --      $         --
                              ------------      ------------      ------------      ------------

Expenses                              (300)               --              (850)               --
                              ------------      ------------      ------------      ------------

Discontinued operations,
    net of income tax
    expense of $-0-                     --           (97,524)               --           (68,569)
                              ------------      ------------      ------------      ------------

Net income (loss)             $       (300)     $    (97,524)     $       (850)     $    (68,569)
                              ============      ============      ============      ============

Basic earnings (loss)
    per share                 $         --      $       (.02)     $         --      $       (.01)
                              ============      ============      ============      ============

Weighted average number
    of shares outstanding        5,425,920         5,425,920         5,425,920         5,425,920
                              ============      ============      ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                         Three Months Ended                Nine Months Ended
                                             January 31,                       January 31,
                                    ----------------------------      ----------------------------
                                       1998             1997             1998             1997
                                    -----------      -----------      -----------      -----------
Cash flows from operating
    activities:
      Net income (loss)             $      (300)     $   (97,524)     $      (850)     $   (68,569)
      Adjustments to reconcile
        net income (loss) to
        cash flows from
        operating activities:
          Accounts payable and
            accrued liabilities             300               --              850               --
          Net assets/
            liabilities of
            discontinued
            operations                       --           97,524               --           68,569
                                    -----------      -----------      -----------      -----------

Cash flows from operating
    activities                               --               --               --               --
                                    -----------      -----------      -----------      -----------

Cash flows from financing
    activities                               --               --               --               --
                                    -----------      -----------      -----------      -----------

Cash flows from investing
    activities                               --               --               --               --
                                    -----------      -----------      -----------      -----------

Increase (decrease) in cash                  --               --               --               --

Cash:
    Beginning of period                      --               --               --               --
                                    -----------      -----------      -----------      -----------

    End of period                   $        --      $        --      $        --      $        --
                                    ===========      ===========      ===========      ===========


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 1997.

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

       From April 29, 1997 to October 26, 2000 the Company had no operations. On October 26, 2000, the Company acquired Spiderboy.com, Inc. (See October 23, 2000 Form 8-K). At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (Unaudited)


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended January 31, 1998.


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