Form 10-Q/A
period 1998-07-31
HIGH COUNTRY VENTURES INC
filed 2001-02-26
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q AMENDED

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the quarterly period ended JULY 31, 1998


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

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.     Financial Statements (Unaudited).

            Condensed balance sheets as of July 31, 1998 and April
                30, 1998                                                       2

            Condensed statements of operations for the three months
                ended July 31, 1998 and 1997                                   3

            Condensed statements of cash flow for the three months ended
                July 31, 1998 and 1997                                         4

            Notes to condensed financial statements                            5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 10

Item 6.     Exhibits and Reports on Form 8-K                                  10

SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                          July 31,         April 30,
                                                           1998              1998
                                                       ------------      ------------
                    ASSETS
                    ------

Current assets:
    Attorney trust account                             $         --      $         --


                Total assets                           $         --      $         --
                                                       ============      ============



    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and
      accrued liabilities                              $     34,976      $     34,751
                                                       ------------      ------------

Stockholders' equity:
    Preferred stock: undesignated par value;
      5,000,000 shares authorized; none
      issued and outstanding                                     --                --
    Common stock, no par value; authorized
      50,000,000 shares, issued and
      outstanding shares 5,425,920                          437,415           437,415
    Accumulated deficit                                    (472,391)         (472,166)
                                                       ------------      ------------

                Total stockholders' equity                  (34,976)          (34,751)
                                                       ------------      ------------


                Total liabilities and
                  stockholders' equity                 $         --      $         --
                                                       ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months      Three Months
                                                       Ended            Ended
                                                      July 31,         July 31,
                                                       1998              1997
                                                   ------------      ------------
Revenues                                           $         --      $         --
                                                   ------------      ------------

Expenses                                                   (225)             (250)
                                                   ------------      ------------

Net income (loss)                                  $       (225)     $       (250)
                                                   ============      ============

Basic earnings (loss) per share                    $         --      $         --
                                                   ============      ============

Weighted average number of
    shares outstanding                                5,425,920         5,425,920
                                                   ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                    Three Months      Three Months
                                                        Ended             Ended
                                                       July 31,          July 31,
                                                        1998               1997
                                                    ------------      ------------
Cash flows from operating activities:
    Net income (loss)                               $       (225)     $       (250)
    Adjustments to reconcile net income
       (loss) to cash flows from
        operating activities:
          Accounts payable and
            accrued liabilities                              225               250
                                                    ------------      ------------

Cash flows from operating activities                          --                --
                                                    ------------      ------------

Cash flows from financing activities                          --                --
                                                    ------------      ------------

Cash flows from investing activities                          --                --
                                                    ------------      ------------

Increase (decrease) in cash                                   --                --

Cash:
    Beginning of period                                       --                --
                                                    ------------      ------------

    End of period                                   $         --      $         --
                                                    ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (Unaudited)


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended July 31, 1998.


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