Form 10-Q/A
period 1999-07-31
HIGH COUNTRY VENTURES INC
filed 2001-02-26
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q AMENDED

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the quarterly period ended JULY 31, 1999


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

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.    Financial Statements (Unaudited).

           Condensed balance sheets as of July 31, 1999 and April
               30, 1999                                                        2

           Condensed statements of operations for the three months
               ended July 31, 1999 and 1998                                    3

           Condensed statements of cash flow for the three months ended
               July 31, 1999 and 1998                                          4

           Notes to condensed financial statements                             5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  10

Item 6.    Exhibits and Reports on Form 8-K                                   10

SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                         July 31,         April 30,
                                                           1999              1999
                                                       ------------      ------------
                    ASSETS
                    ------

Current assets:
    Attorney trust account                             $         --      $         --


                Total assets                           $         --      $         --
                                                       ============      ============



    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and
      accrued liabilities                              $     33,051      $     35,791
                                                       ------------      ------------

Stockholders' equity:
    Preferred stock: undesignated par value;
      5,000,000 shares authorized; none
      issued and outstanding                                     --                --
    Common stock, no par value; authorized
      50,000,000 shares, issued and
      outstanding shares 35,425,920 and
      5,425,920, respectively                               440,415           437,415
    Accumulated deficit                                    (473,466)         (473,206)
                                                       ------------      ------------

                Total stockholders' equity                  (33,051)          (35,791)
                                                       ------------      ------------


                Total liabilities and
                  stockholders' equity                 $         --      $         --
                                                       ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months      Three Months
                                                        Ended             Ended
                                                       July 31,          July 31,
                                                         1999              1998
                                                     ------------      ------------
Revenues                                             $         --      $         --
                                                     ------------      ------------

Expenses                                                     (260)             (225)
                                                     ------------      ------------

Net income (loss)                                    $       (260)     $       (225)
                                                     ============      ============

Basic earnings (loss) per share                      $         --      $         --
                                                     ============      ============

Weighted average number of
    shares outstanding                                 11,425,920         5,425,920
                                                     ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      Three Months      Three Months
                                                         Ended             Ended
                                                        July 31,          July 31,
                                                          1999              1998
                                                      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                 $       (260)     $       (225)
    Adjustments to reconcile net income
       (loss) to cash flows from
        operating activities:
          Accounts payable and
            accrued liabilities                             (2,740)              225
                                                      ------------      ------------

Cash flows from operating activities:                       (3,000)               --
                                                      ------------      ------------

Cash flows from financing activities
    Stock proceeds/equity contributions                      3,000                --
                                                      ------------      ------------

Cash flows from investing activities                            --                --
                                                      ------------      ------------

Increase (decrease) in cash                                     --                --

Cash:
    Beginning of period                                         --                --
                                                      ------------      ------------

    End of period                                     $         --      $         --
                                                      ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended July 31, 1999.


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