Form 10-Q/A
period 1999-10-31
HIGH COUNTRY VENTURES INC
filed 2001-02-26
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q AMENDED

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the quarterly period ended OCTOBER 31, 1999


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

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.    Financial Statements (Unaudited).

           Condensed balance sheets as of October 31, 1999 and April
              30, 1999                                                         2

           Condensed statements of operations for the three months and
              six months ended October 31, 1999 and 1998                       3

           Condensed statements of cash flow for the three months and
              six months ended October 31, 1999 and 1998                       4

           Notes to condensed financial statements                             5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  10

Item 6.    Exhibits and Reports on Form 8-K                                   10

SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       October 31,        April 30,
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
                                                      ============      ============



    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and
      accrued liabilities                             $     33,261      $     35,791
                                                      ------------      ------------

Stockholders' equity:
    Preferred stock: undesignated par value;
      5,000,000 shares authorized; none
      issued and outstanding                                    --                --
    Common stock, no par value; authorized
      50,000,000 shares, issued and
      outstanding shares 35,425,920 and
      5,425,920, respectively                              440,415           437,415
    Accumulated deficit                                   (473,676)         (473,206)
                                                      ------------      ------------

                Total stockholders' equity                 (33,261)          (35,791)
                                                      ------------      ------------


                Total liabilities and
                  stockholders' equity                $         --      $         --
                                                      ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended                   Six Months Ended
                                        October 31,                         October 31,
                              ------------      ------------      ------------      ------------
                                  1999              1998              1999              1998
                              ------------      ------------      ------------      ------------
Revenues                      $         --      $         --      $         --      $         --
                              ------------      ------------      ------------      ------------

Expenses                              (210)             (300)             (470)             (525)
                              ------------      ------------      ------------      ------------

Net income (loss)             $       (210)     $       (300)     $       (470)     $       (525)
                              ============      ============      ============      ============

Basic earnings (loss)
    per share                 $         --      $         --      $         --      $         --
                              ============      ============      ============      ============

Weighted average number
    of shares outstanding       35,425,920         5,425,920        23,425,920         5,425,920
                              ============      ============      ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                         Three Months Ended                Six Months Ended
                                            October 31,                       October 31,
                                     --------------------------      --------------------------
                                        1999            1998            1999            1998
                                     ----------      ----------      ----------      ----------
Cash flows from operating
    activities:
      Net income (loss)              $     (210)     $     (300)     $     (470)     $     (525)
      Adjustments to reconcile
        net income (loss) to
        cash flows from
        operating activities:
          Accounts payable and
            accrued liabilities             210             300          (2,530)            525
                                     ----------      ----------      ----------      ----------

Cash flows from operating
    activities                               --              --          (3,000)             --
                                     ----------      ----------      ----------      ----------

Cash flows from financing
    activities:
      Stock proceeds/equity
        contributions                        --              --           3,000              --
                                     ----------      ----------      ----------      ----------

Cash flows from investing
    activities                               --              --              --              --
                                     ----------      ----------      ----------      ----------

Increase (decrease) in cash                  --              --              --              --

Cash:
    Beginning of period                      --              --              --              --
                                     ----------      ----------      ----------      ----------

    End of period                    $       --      $       --      $       --      $       --
                                     ==========      ==========      ==========      ==========


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 1997.

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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended October 31, 1999.


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