Form 10-Q/A
period 2000-01-31
HIGH COUNTRY VENTURES INC
filed 2001-02-26
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q AMENDED

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the quarterly period ended JANUARY 31, 2000


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

         8120 Penn Avenue South, Suite 446, Bloomington, Minnesota 55431
        ----------------------------------------------------------------
                                (Former Address)
      (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes _____  No __X__

Number of shares outstanding as of February 20, 2001: 36,683,920

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.    Financial Statements (Unaudited).

           Condensed balance sheets as of January 31, 2000 and April
              30, 1999                                                         2

           Condensed statements of operations for the three months and
              nine months ended January 31, 2000 and 1999                      3

           Condensed statements of cash flow for the three months and
              nine months ended January 31, 2000 and 1999                      4

           Notes to condensed financial statements                             5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  10

Item 6.    Exhibits and Reports on Form 8-K                                   10

SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       January 31,        April 30,
                                                          2000              1999
                                                      ------------      ------------
                   ASSETS
                   ------
Current assets:
    Attorney trust account                            $         --      $         --


                Total assets                          $         --      $         --
                                                      ============      ============



    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and
      accrued liabilities                             $     28,548      $     35,791
                                                      ------------      ------------

Stockholders' equity:
    Preferred stock: undesignated par value;
      5,000,000 shares authorized; none
      issued and outstanding                                    --                --
    Common stock, no par value; authorized
      50,000,000 shares, issued and
      outstanding shares 35,425,920 and
      5,425,920, respectively                              446,053           437,415
    Accumulated deficit                                   (474,601)         (473,206)
                                                      ------------      ------------

                Total stockholders' equity                 (28,548)          (35,791)
                                                      ------------      ------------

                Total liabilities and
                  stockholders' equity                $         --      $         --
                                                      ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended                   Nine Months Ended
                                        January 31,                         January 31,
                              ------------------------------      ------------------------------
                                  2000              1999              2000              1999
                              ------------      ------------      ------------      ------------
Revenues                      $         --      $         --      $         --      $         --
                              ------------      ------------      ------------      ------------

Expenses                              (925)             (280)           (1,395)             (805)
                              ------------      ------------      ------------      ------------

Net income (loss)             $       (925)     $       (280)     $     (1,395)     $       (805)
                              ============      ============      ============      ============

Basic earnings (loss)
    per share                 $         --      $         --      $         --      $         --
                              ============      ============      ============      ============

Weighted average number
    of shares outstanding       35,425,920         5,425,920        34,092,587         5,425,920
                              ============      ============      ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                  January 31,                     January 31,
                                          --------------------------      -------------------------
                                             2000            1999            2000            1999
                                          ----------      ----------      ----------      ----------
Cash flows from operating
    activities:
      Net income (loss)                   $     (925)     $     (280)     $   (1,395)     $     (805)
      Adjustments to reconcile
        net income (loss) to
        cash flows from
        operating activities:
          Accounts payable and
            accrued liabilities               (4,713)            280          (7,243)            805
                                          ----------      ----------      ----------      ----------

Cash flows from operating
    activities                                (5,638)             --          (8,638)             --
                                          ----------      ----------      ----------      ----------

Cash flows from financing activities:
      Stock proceeds/ equity
        contributions                          5,638              --           8,638              --
                                          ----------      ----------      ----------      ----------

Cash flows from investing
    activities                                    --              --              --              --
                                          ----------      ----------      ----------      ----------

Increase (decrease) in cash                       --              --              --              --

Cash:
    Beginning of period                           --              --              --              --
                                          ----------      ----------      ----------      ----------

    End of period                         $       --      $       --      $       --      $       --
                                          ==========      ==========      ==========      ==========


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 1999.

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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (Unaudited)


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended January 31, 2000.


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