Form 10-Q/A
period 2000-07-31
HIGH COUNTRY VENTURES INC
filed 2001-02-26
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q AMENDED

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the quarterly period ended JULY 31, 2000


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

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.    Financial Statements (Unaudited).

           Condensed balance sheets as of July 31, 2000 and April
               30, 2000                                                        2

           Condensed statements of operations for the three months
               ended July 31, 2000 and 1999                                    3

           Condensed statements of cash flow for the three months ended
               July 31, 2000 and 1999                                          4

           Notes to condensed financial statements                             5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  10

Item 6.    Exhibits and Reports on Form 8-K                                   10

SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                        July 31,          April 30,
                                                          2000              2000
                                                      ------------      ------------
                    ASSETS
                    ------
Current assets:
    Attorney trust account                            $         --      $      2,000


                Total assets                          $         --      $      2,000
                                                      ============      ============



    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and
      accrued liabilities                             $      7,427      $     30,882
                                                      ------------      ------------

Stockholders' equity:
    Preferred stock: undesignated par value;
      5,000,000 shares authorized; none
      issued and outstanding                                    --                --
    Common stock, no par value; authorized
      50,000,000 shares, issued and
      outstanding shares 35,525,920 and
      35,425,920, respectively                             473,860           448,383
    Accumulated deficit                                   (481,287)         (477,265)
                                                      ------------      ------------

                Total stockholders' equity                  (7,427)          (28,882)
                                                      ------------      ------------


                Total liabilities and
                  stockholders' equity                $         --      $      2,000
                                                      ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months      Three Months
                                                       Ended             Ended
                                                      July 31,          July 31,
                                                        2000              1999
                                                    ------------      ------------
Revenues                                            $         --      $         --
                                                    ------------      ------------

Expenses                                                  (4,023)             (260)
                                                    ------------      ------------

Net income (loss)                                   $     (4,023)     $       (260)
                                                    ============      ============

Basic earnings (loss) per share                     $         --      $         --
                                                    ============      ============

Weighted average number of
    shares outstanding                                31,443,698        31,425,920
                                                    ============      ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                     Three Months      Three Months
                                                        Ended             Ended
                                                       July 31,          July 31,
                                                         2000              1999
                                                     ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                $     (4,023)     $       (260)
    Adjustments to reconcile net income
       (loss) to cash flows from
        operating activities:
          Accounts payable and
            accrued liabilities                           (23,354)           (2,740)
                                                     ------------      ------------

Cash flows from operating activities:                     (27,377)           (3,000)
                                                     ------------      ------------

Cash flows from financing activities
    Stock proceeds/equity contributions                    25,377             3,000
                                                     ------------      ------------

Cash flows from investing activities                           --                --
                                                     ------------      ------------

Increase (decrease) in cash                                (2,000)               --

Cash:
    Beginning of period                                     2,000                --
                                                     ------------      ------------

    End of period                                    $         --      $         --
                                                     ============      ============

Non cash activity:
    The Company issued 100,000 shares of common stock in July 2000 in settlement of a $100 liability.


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (Unaudited)


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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended July 31, 2000.


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