Form 10-K/A
period 2000-04-30
HIGH COUNTRY VENTURES INC
filed 2001-03-07
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2000
                          Commission File No. 33-26692

                          SPIDERBOY INTERNATIONAL, INC.
                     (formerly HIGH COUNTRY VENTURES, INC.)
             (Exact name of registrant as specified in its charter)

            Minnesota                                     41-0825298
  (State or other jurisdiction                 (IRS Employer Identification No.)
Of Incorporation or Organization)

                           13348 Highland Chase Place
                               Ft. Myers, FL 33913
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (941) 470-9662

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


Explanatory note: This Amendment No. 1 to the Form 10-K for the period ended April 30, 2000 is filed solely to correct certain information in Part II, Item 5, Market For Registrant's Common Equity and Related Stockholder Matters.



                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock has been traded on the Minneapolis local over the counter market. There were no trades in fiscal 2000. It was last active in 1990.

         There are 381 shareholders of record.

         The Company has never paid a dividend, cash or otherwise.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 21, 2001



                                    SPIDERBOY INTERNATIONAL, INC.




                                    By:/s/ Mark N. Pardo
                                       --------------------------
                                       Mark N. Pardo, Chief Executive Officer