Form 10-Q
period 2001-01-31
HIGH COUNTRY VENTURES INC
filed 2001-04-19
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the quarterly period ended JANUARY 31, 2001


        Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from ___________ to ___________


        Commission file number ____________________


                          SPIDERBOY INTERNATIONAL, INC.
          -------------------------------------------------------------
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

Yes _____   No __X__

Number of shares outstanding as of April 10, 2001: 36,772,858

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I, FINANCIAL INFORMATION

                                                                            Page

Item 1.   Financial Statements (Unaudited).

          Condensed balance sheets as of January 31, 2001 and April
             30, 2000                                                          2

          Condensed statements of operations for the three months and
             nine months ended January 31, 2001 and 2000                       3

          Condensed statements of cash flow for the three months and
             nine months ended January 31, 2001 and 2000                       4

          Notes to condensed financial statements                              5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    9

Item 6.   Exhibits and Reports on Form 8-K                                     9

SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              January 31,       April 30,
ASSETS                                                           2001             2000
------                                                       ------------     ------------
Current assets:
 Cash                                                        $      3,689     $      2,000
                                                             ------------     ------------
Fixed assets, net of accumulated depreciation                         424               --
                                                             ------------     ------------
Other assets:
 Purchased domain names and technology
   rights, net of accumulated
   amortization of $6,000                                          32,000               --
                                                             ------------     ------------

    Total assets                                             $     36,113     $      2,000
                                                             ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                            $     12,560     $     27,963
 Accrued payroll and related                                        1,170               --
 Accrued income taxes                                               2,919            2,919
                                                             ------------     ------------
    Total current liabilities                                      16,649           30,882
                                                             ------------     ------------
Long-term liabilities:
 Notes payable and note payable - related party                    27,105               --
                                                             ------------     ------------
Stockholders' equity:
 Preferred stock, undesignated par value;
   5,000,000 shares authorized; none issued
   and outstanding                                                     --               --
 Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   shares 36,683,920 and 35,425,920,
   respectively                                                   562,555          448,383
 Accumulated deficit                                             (477,265)        (477,265)
 Deficit accumulated during development stage                     (92,931)              --
                                                             ------------     ------------
    Total stockholders' equity                                     (7,461)         (28,882)
                                                             ------------     ------------

    Total liabilities and
      stockholders' equity                                   $     36,113     $      2,000
                                                             ============     ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended              Nine Months Ended          Reentrace Into
                                              January 31,                     January 31,           Development Stage
                                     ----------------------------    ---------------------------   (November 19, 1999)
                                          2001           2000            2001            2000      to January 31, 2001
                                     ------------    ------------    ------------    ------------  -------------------
Revenues                             $         --    $         --    $      2,048    $         --      $      2,048
                                     ------------    ------------    ------------    ------------      ------------
Expense:
    Advertising                                --              --           1,964              --             1,964
    Amortization                            2,000              --           8,197              --             8,197
    Bank service charges                       12              --              48              --                42
    Domain name registration costs         10,607              --          33,061              --            33,061
    Payroll and related                     3,870              --           3,870              --             3,870
    Postage and delivery                        8              --             276              --               262
    Office expenses                           606              23             793              23               813
    Printing and reproduction                  21              --             320              --               320
    Professional and
    consulting fees                         2,825             675          26,619             675            28,634
    Shareholder expenses                    8,175             250           8,336             720            14,031
    Telephone                                 543              --           1,592              --             1,592
    Maintenance and repairs                   742              --             742              --               742
    Travel and entertainment                   --              --           1,451              --             1,451
                                     ------------    ------------    ------------    ------------      ------------
                Total expense              29,409             948          87,269           1,418            94,979
                                     ------------    ------------    ------------    ------------      ------------
Net loss before income taxes              (29,409)           (948)        (85,221)         (1,418)          (92,931)

Income taxes                                   --              --              --              --                --
                                     ------------    ------------    ------------    ------------      ------------
Net loss                                  (29,409)           (948)        (85,221)         (1,418)          (92,931)

Other comprehensive income                     --              --              --              --                --
                                     ------------    ------------    ------------    ------------      ------------
Comprehensive income (loss)          $    (29,409)   $       (948)   $    (85,221)   $     (1,418)     $    (92,931)
                                     ============    ============    ============    ============      ============
Basic earnings (loss) per share      $         --    $         --    $         --    $         --      $         --
                                     ============    ============    ============    ============      ============
Weighted average number of
    shares outstanding                 36,683,920      35,425,920      35,805,043      35,425,920        29,769,569
                                     ============    ============    ============    ============      ============


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                Three Months Ended              Nine Months Ended         Reentrace Into
                                                   January 31,                     January 31,           Development Stage
                                           ----------------------------   ----------------------------  (November 19, 1999)
                                               2001            2000           2001            2000      to January 31, 2001
                                           ------------    ------------   ------------    ------------  -------------------
Cash flows from operating activities:
  Net loss                                 $    (29,409)   $       (948)  $    (85,221)   $     (1,418)     $    (92,931)
  Adjustments to reconcile net loss
    to cash flows from operating
    activities:
      Amortization                                2,000              --          8,197              --             8,197
        Accounts payable and
          accrued expenses                       11,158             948          5,966           1,418           (12,225)
                                           ------------    ------------   ------------    ------------      ------------
Net cash flows from operating activities        (16,251)             --        (71,058)             --           (96,959)
                                           ------------    ------------   ------------    ------------      ------------
Cash flows from investing activities:
    Purchase of fixed assets                       (424)             --           (424)             --              (424)
                                           ------------    ------------   ------------    ------------      ------------
Cash flows from financing activities:
    Proceeds from common stock                       --              --         71,171              --           114,072
    Proceeds from notes payable                  27,000              --         27,000              --            27,000
    Principal reductions on note
      payable - related party                    (8,000)             --        (25,000)             --           (40,000)
                                           ------------    ------------   ------------    ------------      ------------
Net cash flows from financing activities         19,000              --         73,171              --           101,072
                                           ------------    ------------   ------------    ------------      ------------
Increase in cash                                  2,325              --          1,689              --             3,689

Cash - beginning of period                        1,364              --          2,000              --                --
                                           ------------    ------------   ------------    ------------      ------------
Cash - end of period                       $      3,689    $         --   $      3,689    $         --      $      3,689
                                           ============    ============   ============    ============      ============
Supplemental information:
    Interest paid                          $         --    $         --   $         --    $         --      $         --
                                           ============    ============   ============    ============      ============
    Income taxes paid                      $         --    $         --   $         --    $         --      $         --
                                           ============    ============   ============    ============      ============

Summary of non cash activity:

    In February 2000 the Company purchased domain names and technology rights from a related party through incurrence of a $40,000 note payable.

    On October 13, 2000, the Company acquired all of the oustanding shares of Spiderboy.com, Inc. through the conveyance of 29,438,000, including 1,158,000 newly issued shares, of the Company's common stock.


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 2000.


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Unaudited)


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Unaudited)


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

3.     Development Stage Company

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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Unaudited)


4.     Disputed Liabilities

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

5.     Income Taxes

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

Liquidity and Capital Resources:

To date the Company and Spiderboy.com, Inc. have been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. These stockholders have indicated an intent to continue to fund expenses to sustain the Company and Spiderboy.com, Inc. Completion of development of "Spiderboy's Web" and "Spiderboy's Information Superhighway" (see Note 1: Company)is dependent on this on-going support. In the quarter ended January 31, 2001 the Company raised $27,000 under convertible notes bearing interest at prime plus 2%. These notes are convertible into the Company's common stock at $.10 per share and were due March 30, 2001. The Company did not have monies available for settlement of these obligations and they remain due. It is almost certain that the Company will be required to raise additional debt or equity financing to complete development of "Spiderboy's Web" and "Spiderboy's Information Superhighway" and to fund operations until profitable operations can be achieved.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

       The Company is not involved in any legal proceedings.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended January 31, 2001.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPIDERBOY INTERNATIONAL, INC.

                         By: /s/ Mark N. Pardo
                             ---------------------------
                                  Mark N. Pardo

Dated April 18, 2001