Form 10-K
period 2001-04-30
SPIDERBOY INTERNATIONAL INC
filed 2001-08-10
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2001
                           Commission File No. 0-18292

                          SPIDERBOY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   Minnesota                           41-0825298
        (State or other jurisdiction       (IRS Employer Identification No.)
      of Incorporation or Organization)

              13348 Highland Chase Place, Fort Myers, Florida 33913
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number (941) 470-9662

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 30, 2001, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was None.

36,952,828 shares of Registrant's Common Stock, no par value were outstanding on April 30, 2001, prior to the effectiveness of the latest practicable date.

                                    CONTENTS

                                                                       Page
                                                                       ----

PART I

         Item 1.  BUSINESS                                              3

         Item 2.  PROPERTY                                              4

         Item 3.  LEGAL PROCEEDINGS                                     4

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                   4

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                               4

         Item 6.  SELECTED FINANCIAL DATA                               4

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                             5

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                    6

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                  6

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                        6

         Item 11. EXECUTIVE COMPENSATION                                7

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                      7

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                          8
PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                     8

                                     PART I

Item 1. - BUSINESS

         The Company was incorporated in Minnesota in February, 1959. There were several name changes, and in April, 1988 the name was changed to High Country Ventures, Inc. In October 8, 2000 the name was changed to Spiderboy International, Inc.

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

         The transaction left the Company with no assets and no business. The Company merged with Spiderboy.com, Inc. on October 12, 2000.

         Spiderboy.Com, Inc. is in the business of creating and running the Spiderboy.com search engine on the world wide web. Spiderboy.com will act as a geographical and categorical web portal "highway system" for every country in the world as well as major cities with stops or community web sites for every town. Spiderboy.com will be supported by web designing, hosting, banner advertisements, affiliate marketing and our own e-commerce sites. The main focus is to create several tiers of ad revenue by specializing in geographical and categorical portals and giving away or licensing them to regional government agencies. The search engine will offer information from local television guides, government entities, hospitals, hotels and airports from around the world. Spiderboy.com currently owns over 300 unique domain names and already has numerous web portals running in the development stage including a partnership with a licensed, bonded, and insured Travel Agency with personal and online services. Spiderboy.com will also offer web design and hosting facilities at very competitive prices to businesses and build on the relationships to create e-commerce sites for these companies.

         The Company has one employee, its President.


Item 2. - PROPERTY

         None


Item 3. - LEGAL PROCEEDINGS

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         There was a shareholders meeting on October 12, 2000 where the shareholders of the Company voted to merge with Spiderboy.com, Inc., and to change the name of the Company to Spiderboy International, Inc.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock is not traded, the last trade was in August, 1990.

         There are 381 shareholders of record.

         The Company has never paid a dividend, cash or otherwise.

Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended April 30,
                                    ----------------------------
                                    2001             2000             1999
                                    ----             ----             ----

Income Statement Data
---------------------
   Net Sales                        $  5,948         $     --         $     --
   Net Income (loss)                $(88,729)        $(29,314)        $ (1,040)
Per Share Data
--------------
   Net Income (loss)                $     --         $     --         $     --


                                    As of April 30,
                                    ---------------
                                    2001             2000             1999
                                    ----             ----             ----

Balance Sheet Data
------------------
   Total Assets                     $ 34,302         $ 44,815         $     --
   Total Liabilities                $ 45,336         $ 55,952         $ 35,791
   Stockholders' Equity (Deficit)   $(11,034)        $(11,137)        $(28,795)


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

         The transaction left the Company with no assets and no business until the merger with Spiderboy.com, Inc. in October, 2000.

Results of Operations

         The Company had a limited revenue, $5,948 from licensing and sales of domain names in the period ending April 30, 2001. During the same period the Company expended $94,698, the largest items were domain annual registration of $21,453 and professional fees of $29,985, for a net loss of $88,750.

Liquidity and Capital Resources

         The Company financed its operations with equity capital, and raised a total of $88,832. The Company intends to raise money through venture capital for further operations, though there are no specific plans for venture capital at this time.

Product Research and Development

         The Company does not anticipate conducting product research and development during the next 12 months that would require significant capital.

Purchases or Sale of Plant and Equipment

         The Company anticipates that it will not need any purchases of plant or equipment in the near future.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                                Position
----                                --------

Norman Pardo                        Chairman, President, CEO, Director

John Bolan                          CFO, Director

Jim Cullen                          Director

Kimberly F. Oliver                  Director

Michael S. Edwards                  Director

         NORMAN PARDO, is the Chairman of the Board, President, and Chief Executive Officer, Spiderboy.Com, Inc. Mr. Pardo is responsible for the development of the Spiderboy.com search engine and will continue to oversee the development of the Spiderboy.com search engine. He is also responsible for acquiring the domain names, and the design of many websites that are to be owned by Spiderboy.com. Mr. Pardo is a successful real estate investor and entrepreneur. He is a computer expert in HTML, JAVA, C++ and PROTOCOLS, which has enabled him to build thousands of internet web pages over the years.

         JOHN BOLAN, is the Chief Financial Officer, and a Director of Spiderboy.Com, Inc. since its inception. He is a Certified Public Accountant, Enrolled Agent, Licensed Florida Real Estate Broker, and has practiced as a Public Accountant and Tax Consultant for 30 years. He holds a Masters Degree in Mathematics and Business Administration and a Masters Degree in Business Administration.

         JIM CULLEN, is an Account Executive for Reynolds and Reynolds Corporation, Information System Group since 1981. He is responsible for managing and growing a $2,000,000 territory, he sold one of the first electronic forms applications in the country, he introduced and sold leading on-line technology to the current account base, and is responsible for training and developing customer service representatives.

         KIMBERLY F. OLIVER, is currently on the Board of Directors and a part owner of the JBM Group, Inc. a public relations and marketing company. She was, until recently stepping down, the Vice President of Marketing in charge of the marketing representatives, market research and development.

         MICHAEL S. EDWARDS, until 1998 Mr. Edwards was the Supervisor of the Second Shift at Avondale Mills, Inc. He was responsible for all production areas on his shift, as well as the payroll and training of all employees on the second shift. He was responsible for maintaining and ensuring sufficient plant output for the second shift.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.


Item 11. - EXECUTIVE COMPENSATION.

         None

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         The following table sets forth information as to the owners of 5% or more of the voting securities, and officers and directors of the new company:

Name of Beneficial Owner        Number of Shares      % of Ownership
------------------------        ----------------      --------------

Norman Pardo                          27,740,000                 75%

John Bolan                             1,000,000                  1%

Jim Cullen                                60,000                  1%

Michael Edwards                            6,000                  1%

Kim Oliver                                12,000                  1%

All officers and
Directors as a group                  28,818,000                 78%


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended April 30, 2001, April 30, 2000 and April 30, 1999.

         (b) Attached are the following Financial Statement Schedules and Auditors Report.

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) A report was filed on Form 8-K concerning the merger, and a Form 14A was later filed concerning the merger.

         (d) There are no exhibits.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................1


Consolidated Financial Statements:

    Consolidated Balance Sheets...............................................2

    Consolidated Statements of Operations.....................................3

    Consolidated Statements of Stockholders' Equity (Deficit).................4

    Consolidated Statements of Cash Flows.....................................5

    Notes to Consolidated Financial Statements................................6

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Spiderboy International, Inc.
  (A Development Stage Company)
Fort Myers, Florida

We have audited the accompanying consolidated balance sheets of Spiderboy International, Inc. as of April 30, 2001, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 18, 1999 to April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiderboy International, Inc. as of April 30, 2001, 2000 and 1999 and the results of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from November 18, 1999 to April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
July 18,  2001



--------------------------------------------------------------------------------

            7400 LYNDALE AVENUE SOUTH, SUITE 140, RICHFIELD, MN 55423
                 TELEPHONE: (612)861-0970   FAX: (612)861-5827
                        E-mail: callahan_johnston@msn.com

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                        April 30,
                                                      ----------------------------------------------
                                                          2001             2000             1999
                                                      ------------     ------------     ------------
                    ASSETS
                    ------

Current assets:
    Cash in bank                                      $      2,671     $      4,815     $         --
    Attorney Trust Account                                   1,249            2,000               --
                                                      ------------     ------------     ------------
               Total current assets                          3,920            6,815               --
                                                      ------------     ------------     ------------

Fixed assets                                                   424               --               --
    Less accumulated depreciation                               42               --               --
                                                      ------------     ------------     ------------
               Net fixed assets                                382               --               --
                                                      ------------     ------------     ------------

Other assets:
    Purchased domain names and technology rights            40,000           40,000               --
        Less accumulated amortization                       10,000            2,000               --
                                                      ------------     ------------     ------------
               Total other assets                           30,000           38,000               --
                                                      ------------     ------------     ------------

               Total assets                           $     34,302     $     44,815     $         --
                                                      ============     ============     ============


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
    Accounts payable                                  $      7,917     $     28,033     $     32,872
    Accrued income taxes                                     2,919            2,919            2,919
    Accrued interest                                         2,500               --               --
    Note payable - related party                                --           25,000               --
    Convertible notes payable                               32,000               --               --
                                                      ------------     ------------     ------------
               Total current liabilities                    45,336           55,952           35,791
                                                      ------------     ------------     ------------

Stockholders' equity (deficit):
    Preferred stock: undesignated par value;
        5,000,000 shares authorized; none issued
        and outstanding                                         --               --               --
    Common stock: no par value; 50,000,000
        shares authorized; issued and outstanding
        shares 36,952,828 in 2001, 35,425,920 in
        2000, 5,425,920 in 1999                            580,215          491,383          437,415
    Accumulated deficit                                   (473,725)        (473,725)        (473,206)
    Deficit accumulated during development stage          (117,524)         (28,795)              --
                                                      ------------     ------------     ------------

        Total stockholders' equity (deficit)               (11,034)         (11,137)         (35,791)
                                                      ------------     ------------     ------------

        Total liabilities and
          stockholders' equity (deficit)              $     34,302     $     44,815     $         --
                                                      ============     ============     ============


                 The accompanying notes are an integral part of
                           these financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Reentrance Into
                                                                                        Development
                                                                                           Stage
                                                                                       (November 18,
                                                  Years Ended April 30,                   1999) To
                                     ----------------------------------------------      April 30,
                                         2001             2000             1999             2001
                                     ------------     ------------     ------------     ------------
Revenues                             $      5,948     $         --     $         --     $      5,948

Administrative expenses                   (92,177)         (29,314)          (1,040)        (120,972)

Interest expense                           (2,500)              --               --           (2,500)

Income tax expense (benefit)                   --               --               --               --
                                     ------------     ------------     ------------     ------------

        Net income (loss)                 (88,729)         (29,314)          (1,040)        (117,524)

Other comprehensive income (loss)              --               --               --               --
                                     ------------     ------------     ------------     ------------

Comprehensive income (loss)          $    (88,729)    $    (29,314)    $     (1,040)    $   (117,524)
                                     ============     ============     ============     ============

Basic earnings (loss) per share      $         --     $         --     $         --     $         --
                                     ============     ============     ============     ============


Weighted average number of
  shares outstanding                   36,223,571       34,439,619        5,425,920       35,977,326
                                     ============     ============     ============     ============


                 The accompanying notes are an integral part of
                           these financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                                                                      Accumulated
                                           Preferred Stock           Common Stock                       During
                                         -------------------   -----------------------   Accumulated  Development
                                          Shares     Amount      Shares       Amount       Deficit       Stage         Total
                                         --------   --------   ----------   ----------   -----------  -----------    ----------
BALANCES, April 30, 1999                       --   $     --    5,425,920   $  437,415   $ (473,206)   $       --    $  (35,791)
    Issuance of common stock
       at $.0001 per share                     --         --   30,000,000        3,000           --            --         3,000
    Spiderboy.com, Inc. stock
       issuance                                --         --           --       43,000           --            --        43,000
    Additional equity
       contributions to cover
       administrative expenses
       and settle liabilities                  --         --           --        7,968           --            --         7,968
    Fiscal year 2000                           --         --           --           --         (519)      (28,795)      (29,314)
                                         --------   --------   ----------   ----------   ----------    ----------    ----------

BALANCES, April 30, 2000                       --         --   35,425,920      491,383     (473,725)      (28,795)      (11,137)
    Spiderboy.com, Inc. stock
       issuance                                --         --           --       30,000           --            --        30,000
    Issuance of shares as part of
       merger with Spiderboy.com, Inc.         --         --    1,437,970           --           --            --            --
    Additional equity contributions
       to cover administrative
       expenses and settle
       liabilities                             --         --           --       49,938           --            --        49,938
    Issuance of common stock at
       $.10 per share                          --         --       88,938        8,894           --            --         8,894
    Fiscal year 2001                           --         --           --           --           --       (88,729)      (88,729)
                                         --------   --------   ----------   ----------   ----------    ----------    ----------

BALANCES, April 30, 2001                       --   $     --   36,952,828   $  580,215   $ (473,725)   $ (117,524)   $  (11,034)
                                         ========   ========   ==========   ==========   ==========    ==========    ==========


                 The accompanying notes are an integral part of
                          these financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                                                           Reentrance Into
                                                                                             Development
                                                                                                Stage
                                                                                            (November 18,
                                                      Years Ended April 30,                    1999) To
                                          ----------------------------------------------       April 30,
                                              2001             2000             1999            2001
                                          ------------     ------------     ------------    ------------
Cash flows from operating activities:
      Net income (loss)                   $    (88,729)    $    (29,314)    $     (1,040)   $   (117,524)
      Adjustments to reconcile net
          income (loss) to cash flows
          from operating activities:
            Depreciation                            42               --               --              42
            Amortization                         8,000            2,000               --          10,000
            Attorney Trust Account                 751           (2,000)              --          (1,249)
            Accounts payable and other
              current liabilities              (17,616)          (4,839)           1,040         (22,974)
                                          ------------     ------------     ------------    ------------
Net cash flows from operating
    activities                                 (97,552)         (34,153)              --        (131,705)
                                          ------------     ------------     ------------    ------------

Cash flows from financing activities:
        Proceeds of convertible
          notes payable                         32,000               --               --          32,000
        Principal payments on note
          payable - related party              (25,000)         (15,000)              --         (40,000)
        Proceeds from issuance of
          common stock and additional
          equity contributions                  88,832           53,968               --         142,800
                                          ------------     ------------     ------------    ------------
Net cash flows from financing
    activities                                  95,832           38,968               --         134,800
                                          ------------     ------------     ------------    ------------

Cash flows from investing activities:
        Purchase of fixed assets                  (424)              --               --            (424)
                                          ------------     ------------     ------------    ------------

Increase (decrease) in cash                     (2,144)           4,815               --           2,671

Cash:
  Beginning of year                              4,815               --               --              --
                                          ------------     ------------     ------------    ------------

  End of year                             $      2,671     $      4,815     $         --    $      2,671
                                          ============     ============     ============    ============

Supplemental cash flow information:
    Interest paid                         $         --     $         --     $         --    $         --
                                          ============     ============     ============    ============
    Income taxes paid                     $         --     $         --     $         --    $         --
                                          ============     ============     ============    ============

Summary of non cash activity:

    In February 2000, the Company purchased domain names and technology rights through issuance of a $40,000 note (see Note 5).

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


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

From April 29, 1997 to October 26, 2000 the Company had no operations. On October 26, 2000, the Company acquired Spiderboy.com, Inc. At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc. This merger was accounted for as a pooling of interests, and accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows.

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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subusidiary, Spiderboy.com, Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties (Continued)

     Key Personnel

     Marketing efforts, consulting services and technical and administrative efforts of the Company's majority stockholder have accounted for 100% of the Company's activities inception to date. This individual is not being compensated for these services. No employment agreement currently exists with this stockholder.

     Development Stage

     The Company has not commenced principal operations and is considered to be in the development stage (see Note 2).

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

     The Company does not feel its registered domain names could be construed as domain "squatting". The Company's registered domain names are being incorporated into "Spiderboy's Web" and "Spiderboy's Information Superhighway". The Company is offering to link these registered domain names to existing sites for these geographical or business entities. In addition, the Company is offering to assist with development of these sites for the geographical or business entities.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Domain "Squatting" (Continued)

     Since some of these registered domain names incorporate well known and/or trademarked names, it is at least reasonably possible that a claim of domain "squatting" be brought against the Company. If such a claim was brought, the Company feels its exposure would be limited to forfeiture of that name. Management does not feel such a forfeiture would materially impact the Company's operations.

Intangible Assets

An intangible asset was recorded at the cost paid for domain names, search engine and technology rights, trade names, and sites in progress purchased from Captiva Outlook Corporation, a related party (see Note 5). This intangible asset is being amortized over sixty months using the straight-line method.

Stock-Based Consideration

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

Long-Lives Assets

In accordance with SFAS 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lives Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with our Company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended April 30, 2001, 2000 and 1999, and the period from November 18, 1999 to April 30, 2001, net income and comprehensive income were equivalent.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. The Company and its wholly owned subsidiary file consolidated income tax returns.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 2 - DEVELOPMENT STAGE COMPANY

Spiderboy International, Inc. is deemed to be in the development stage. Simultaneous with the acquisition Spiderboy.com, Inc. the Company is deemed to have reentered the development stage effective at Spiderboy.com,Inc.'s date of incorporation, November 18, 1999.

To date the Company has devoted the majority of its efforts to: raising capital; registration and/or acquisition of domain names and annual registration to protect these domain names; search engine and web site development; and researching and articulating the plan of operations for the purpose of introducing Spiderboy.com and thereafter for providing information services via the Internet. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until 2002.

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

Although none of HCF's creditors pursued collection from the Company, the Company settled certain of these liabilities through payments of cash totaling $30,000 and the transfer of 100,000 of the Company's common stock owned by one of the Company's largest stockholders. Through April 30, 2001 no other creditors of HCF have contacted the Company.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 4 - CONVERTIBLE NOTES PAYABLE

The Company borrowed $25,000 in November 2000 under an unsecured note bearing interest at prime plus 2% and maturing March 30, 2001. This note and the related accrued inteest were convertible into the Company's common stock at $.10 per share at the option of the note holder. On May 7, 2001, the note holder converted this note and $2,500 in accrued interest into 275,000 shares of the Company's common stock.

Another individual has advanced the Company $7,000 under a verbal agreement. This indebtedness is also convertible into shares of the Company's common stock at $.10 per share at the option of the creditor. These advances are unsecured, noninterest bearing and due on demand.


NOTE 5 - RELATED PARTY TRANSACTIONS

     Office Space/Furniture and Equipment

     The Company currently receives office space and use of certain furniture and equipment from its majority stockholder under a month- to-month agreement at no cost. No value has been reflected for this donated rentals in the accompanying financial statements.

     Note Payable - Related Party

     In February 2000, the Company purchased domain names, websites in progress, and rights and technology relating to the Spiderboy.com search engine for a $40,000 note payable to Captiva Outback Corporation. Captiva Outback Corporation is wholly owned by the Company's majority stockholder. This note was unsecured and non interest bearing through August 17, 2000. After August 17, 2000 inteest was to accrue at 6% compounded monthly on an unpaid balance, but this interest was forgiven. This note was repaid in full in fiscal years 2000 and 2001.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 6 - INCOME TAXES

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

  Deferred tax asset relating to net operating
    loss carryforwards                                             $  33,000
  Valuation allowance                                                (33,000)
                                                                   ---------

  Net deferred tax asset                                           $      --
                                                                   =========


At April 30, 2001, the Company has carryforwards as follows:

                                                     Federal         State
                                                    ---------      ---------

  2013                                              $   1,700      $   1,700
  2014                                                  1,000          1,000
  2015                                                  7,000          4,000
  2016                                                 88,000         88,000
                                                    ---------      ---------

                                                    $  97,700      $  94,700
                                                    =========      =========

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Spiderboy International, Inc.
  (A Development Stage Company)
Fort Myers, Florida


We have audited the accompanying consolidated balance sheets of Spiderboy International, Inc. as of April 30, 2001, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit),and cash flows for the years then ended and for the period from November 18, 1999 to April 30, 2001. These financial consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiderboy International, Inc. as of April 30, 2001, 2000 and 1999 and the results of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from November 18, 1999 to April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.






CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
July 18, 2001

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 9, 2001



                                            SPIDERBOY INTERNATIONAL, INC.




                                            by /s/ Mark Norman Pardo
                                               --------------------------
                                            Mark Norman Pardo