Form 10-Q
period 2001-07-31
SPIDERBOY INTERNATIONAL INC
filed 2001-09-14
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the quarterly period ended July 31, 2001


         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from                       to
                                        ---------------------    --------------

         Commission file number
                                -----------------------------

                          SPIDERBOY INTERNATIONAL, INC.
        -----------------------------------------------------------------
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



                                  941-561-8777
                                  ------------
                 (Issuer's Telephone Number Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

Number of shares outstanding as of September 14, 2001: 37,227,858

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION
-----------------------------
                                                                            Page
                                                                            ----
Item 1.  Financial Statements (Unaudited).

         Condensed balance sheets as of July 31, 2001 and April
             30, 2001                                                         2

         Condensed statements of operations for the three months
            ended July 31, 2001 and 2000                                      3

         Condensed statements of cash flow for the three months
            ended July 31, 2001 and 2000                                      4

         Notes to condensed financial statements                              5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings                                                    9

Item 6.  Exhibits and Reports on Form 8-K                                     9

SIGNATURES
----------

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 January 31,    April 30,
                                                    2001          2001
               ASSETS                            ---------     ---------
               ------

Current assets:
 Cash in bank                                    $   1,579     $   2,671
 Attorney trust account                              1,249         1,249
                                                 ---------     ---------
    Total current assets                             2,828         3,920
                                                 ---------     ---------

Fixed assets, net of accumulated depreciation          360           382
                                                 ---------     ---------
Other assets:
 Purchased domain names and technology
   rights, net of accumulated amortization
   of $12,000 in and $10,000                        28,000        30,000
                                                 ---------     ---------

================================================================================
    Total assets                                 $  31,188     $  34,302
                                                 =========     =========
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                $  14,620     $   7,917
 Accrued interest                                       --         2,500
 Accrued income taxes                                2,919         2,919
 Convertible notes payable                           9,000        32,000
                                                 ---------     ---------
    Total current liabilities                       26,539        45,336
                                                 ---------     ---------

Stockholders' equity:
 Preferred stock, undesignated par value;
   5,000,000 shares authorized; none issued
   and outstanding                                      --            --
 Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   shares 37,227,858 and 36,952,829,
   respectively                                    607,715       580,215
 Accumulated deficit                              (473,725)     (473,725)
 Deficit accumulated during development stage     (129,341)     (117,524)
                                                 ---------     ---------
    Total stockholders' equity                       4,649       (11,034)
                                                 ---------     ---------

================================================================================
    Total liabilities and
      stockholders' equity                       $  31,188     $  34,302
                                                 =========     =========
================================================================================

                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended                       Reentrace Into
                                                          July 31,                          Development Stage
                                             ---------------------------------             (November 19, 1999)
                                                 2001                 2000                   to July 31, 2001
                                             ------------         ------------             -------------------
Revenues                                     $         83         $         --                 $      6,031
                                             ------------         ------------                 ------------
Expense:
    Advertising                                        --                   --                        2,145
    Amortization                                    2,000                2,000                       12,000
    Depreciation                                       21                   --                           63
    Domain name registration costs                  2,875                2,432                       39,676
    Interest expense                                   --                   --                        2,500
    Payroll and related                                --                   --                        7,650
    Postage and delivery                               --                   47                          526
    Office expenses                                    45                   18                          823
    Printing and reproduction                          --                  157                        1,017
    Professional and  consulting fees               4,419                7,353                       42,695
    Shareholder expenses                            2,284                   --                       20,146
    State registration fees                            --                   --                          744
    Telephone                                         256                  205                        2,175
    Maintenance and repairs                            --                   --                        1,219
           Travel and entertainment                    --                   --                        1,993
                                             ------------         ------------                 ------------
                Total expense                      11,900               12,212                      135,372
                                             ------------         ------------                 ------------

Net loss before income taxes                      (11,817)             (12,212)                    (129,341)

Income taxes                                           --                   --                           --
                                             ------------         ------------                 ------------
Net loss                                          (11,817)             (12,212)                    (129,341)

Other comprehensive income                             --                   --                           --
                                             ------------         ------------                 ------------
Comprehensive income (loss)                  $    (11,817)        $    (12,212)                $   (129,341)
                                             ============         ============                 ============
Basic earnings (loss) per share              $         --         $         --                 $         --
                                             ============         ============                 ============
Weighted average number of
    shares outstanding                         37,016,146           35,425,920                   36,158,059
                                             ============         ============                 ============

                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                           Three Months Ended                  Reentrace Into
                                                                July 31,                      Development Stage
                                                     ---------------------------            (November 19, 1999)
                                                         2001              2000               to July 31, 2001
                                                     ---------         ---------            -------------------
Cash flows from operating activities:
  Net loss                                           $ (11,817)        $ (12,212)                $(129,341)
  Adjustments to reconcile net loss
    to cash flows from operating
    activities:
      Amortization                                          21                --                        63
      Depreciation                                       2,000             2,000                    12,000
      Attorney trust account                                --                --                    (1,249)
        Accounts payable and accrued expenses            6,704             4,149                   (16,270)
                                                     ---------         ---------                 ---------
Net cash flows from operating activities                (3,092)           (6,063)                  134,797
                                                     ---------         ---------                 ---------

Cash flows from investing activities:
    Purchase of fixed assets                                --                --                      (424)
                                                     ---------         ---------                 ---------
Cash flows from financing activities:
    Proceeds from common stock and additional
      equity contributions                                  --            30,000                   142,800
    Proceeds from notes payable                          2,000                --                    34,000
    Principal reductions on note
      payable - related party                               --           (10,500)                  (40,000)
                                                     ---------         ---------                 ---------
Net cash flows from financing activities                 2,000            19,500                   136,800
                                                     ---------         ---------                 ---------
Increase in cash                                        (1,092)           13,437                     1,579

Cash - beginning of period                               2,671             4,725                        --
                                                     ---------         ---------                 ---------
Cash - end of period                                 $   1,579         $  18,162                 $   1,579
                                                     =========         =========                 =========
Supplemental information:
    Interest paid                                    $      --         $      --                 $      --
                                                     =========         =========                 =========
    Income taxes paid                                $      --         $      --                 $      --
                                                     =========         =========                 =========

Summary of non cash activity:

    On May 7, 2001, $27,500 in convertible debt and related accrued interest were converted into 275,000 shares of the Company's common stock at $.10 per share.

                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 2001.


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


                                  (Continued)

                         SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)


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


                                  (Continued)

                         SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)


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


                                  (Continued)

                         SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)


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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended July 31, 2001.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SPIDERBOY INTERNATIONAL, INC.

                                                   By: /s/ Mark N. Pardo
                                                       -------------------------
                                                       Mark N. Pardo

Dated September 14, 2001