Form 10-Q
period 2001-10-31
SPIDERBOY INTERNATIONAL INC
filed 2001-12-12
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the quarterly period ended OCTOBER 31, 2001


         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ________________ to ___________________


         Commission file number


                          SPIDERBOY INTERNATIONAL, INC.
   --------------------------------------------------------------------------
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

Yes __X__  No  _____

Number of shares outstanding as of December 4, 2001: 37,227,858

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I, FINANCIAL INFORMATION
-----------------------------
                                                                            Page
                                                                            ----
Item 1. Financial Statements (Unaudited).

        Condensed balance sheets as of October 31, 2001 and April
            30, 2001                                                          2

        Condensed statements of operations for the three months and
           six months ended October 31, 2001 and 2000                         3

        Condensed statements of cash flow for the six months
           ended October 31, 2001 and 2000                                    4

        Notes to condensed financial statements                               5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                     9

Item 6. Exhibits and Reports on Form 8-K                                      9

SIGNATURES
----------

Item 1.  Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   October 31,     April 30,
                                                      2001           2001
                                                   ---------       ---------
               ASSETS
               ------

Current assets:
 Cash in bank                                      $     292       $   2,671
 Attorney trust account                                   --           1,249
 Prepaid expenses                                        583              --
                                                   ---------       ---------
    Total current assets                                 875           3,920
                                                   ---------       ---------

Fixed assets, net of accumulated depreciation            339             382
                                                   ---------       ---------

Other assets:
 Purchased domain names and technology
   rights, net of accumulated amortization
   of $14,000 in and $10,000                          26,000          30,000
                                                   ---------       ---------

============================================================================
    Total assets                                   $  27,214       $  34,302
                                                   =========       =========
============================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

Current liabilities:
 Accounts payable                                  $  22,416       $   7,917
 Accrued payroll and related                          13,050              --
 Accrued interest                                         --           2,500
 Accrued income taxes                                  2,919           2,919
 Convertible notes payable                            11,000          32,000
                                                   ---------       ---------
    Total current liabilities                         49,385          45,336
                                                   ---------       ---------

Stockholders' equity:
 Preferred stock, undesignated par value;
   5,000,000 shares authorized; none issued
   and outstanding                                        --              --
 Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   shares 37,227,858 and 36,952,829,
   respectively                                      607,715         580,215
 Accumulated deficit                                (473,725)       (473,725)
 Deficit accumulated during development stage       (156,161)       (117,524)
                                                   ---------       ---------
    Total stockholders' equity                       (22,171)        (11,034)
                                                   ---------       ---------

============================================================================
    Total liabilities and
      stockholders' equity                         $  27,214       $  34,302
                                                   =========       =========
============================================================================

                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                    Six Months Ended               Reentrace Into
                                                   October 31,                          October 31,               Development Stage
                                        -------------------------------       -------------------------------    (November 19, 1999)
                                            2001                2000              2001               2000        to October 31, 2001
                                        ------------       ------------       ------------       ------------       ------------
Revenues                                $         --       $      2,048       $         --       $      2,048       $      6,031
                                        ------------       ------------       ------------       ------------       ------------
Expense:
    Advertising                                   --              1,964                 --              1,964              2,145
    Amortization                               2,000              2,000              4,000              6,197             14,000
    Automobile                                   541                 --                541                 --                541
    Bank service charges                          45                 12                 90                 30                224
    Depreciation                                  21                 --                 42                 --                 84
    Domain name registration costs             1,650              4,674              4,525             22,454             41,326
    Postage and delivery                          --                207                 --                254                526
    Office expenses                            1,095                 52              1,095                 52              1,932
    Payroll and related                       13,950                 --             13,950                 --             21,600
    Interest expense                              --                 --                 --                 --              2,500
    Printing and reproduction                     --                141                 --                299                823
    Professional and
     consulting fees                           4,313             11,976              8,731             19,814             47,008
    Shareholder expenses                       3,205              4,782              5,490              4,296             23,352
    State registration fees                       --                 --                 --                 --                744
    Maintenance and repairs                       --                 --                 --                 --              1,219
    Telephone                                     --                845                256              1,049              2,175
    Travel and entertainment                      --              1,451                 --              1,451              1,993
                                        ------------       ------------       ------------       ------------       ------------

                Total expense                 26,820             28,104             38,720             57,860            162,192
                                        ------------       ------------       ------------       ------------       ------------

Net loss before income taxes                 (26,820)           (26,056)           (38,720)           (55,812)          (156,161)

Income taxes                                      --                 --                 --                 --                 --
                                        ------------       ------------       ------------       ------------       ------------

Net loss                                     (26,820)           (26,056)           (38,720)           (55,812)          (156,161)

Other comprehensive income                        --                 --                 --                 --                 --
                                        ------------       ------------       ------------       ------------       ------------
Comprehensive income (loss)             $    (26,820)      $    (26,056)      $    (38,720)      $    (55,812)      $   (156,161)
                                        ============       ============       ============       ============       ============
Basic earnings (loss) per share         $         --       $         --       $         --       $         --       $         --
                                        ============       ============       ============       ============       ============

Weighted average number of
    shares outstanding                    37,227,858         35,672,050         37,086,214         35,491,576         36,297,794
                                        ============       ============       ============       ============       ============

                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                        Six Months Ended        Reentrace Into
                                                           October 31,        Development Stage
                                                   -------------------------  (November 19, 1999)
                                                      2001            2000    to October 31, 2001
                                                   ---------       ---------       ---------
Cash flows from operating activities:
  Net loss                                         $ (38,720)      $ (55,812)      $(156,161)
  Adjustments to reconcile net loss
    to cash flows from operating
    activities:
      Depreciation                                        42              --              84
      Amortization                                     4,000           6,197          14,000
      Attorney trust account                           1,249              --              --
        Prepaid expenses                                (583)             --            (583)
        Accounts payable and accrued expenses         27,633          (5,192)          4,576
                                                   ---------       ---------       ---------
Net cash flows from operating activities              (6,379)        (54,807)       (138,084)
                                                   ---------       ---------       ---------

Cash flows from investing activities:
    Purchase of fixed assets                              --              --            (424)
                                                   ---------       ---------       ---------

Cash flows from financing activities:
    Proceeds from common stock and additional
      equity contributions                                --          71,171         142,800
    Proceeds from notes payable                        4,000              --          36,000
    Principal reductions on note
      payable - related party                             --         (17,000)        (40,000)
                                                   ---------       ---------       ---------
Net cash flows from financing activities               4,000          54,171         138,800
                                                   ---------       ---------       ---------

Increase in cash                                      (2,379)           (636)            292

Cash - beginning of period                             2,671           2,000              --
                                                   ---------       ---------       ---------

Cash - end of period                               $     292       $   1,364       $     292
                                                   =========       =========       =========

Supplemental information:
    Interest paid                                  $      --       $      --       $      --
                                                   =========       =========       =========
    Income taxes paid                              $      --       $      --       $      --
                                                   =========       =========       =========

Summary of non cash activity:

         On May 7, 2001, $27,500 in convertible debt and related accrued interest were converted into 275,000 shares of the Company's common stock at $.10 per share.

                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                October 31, 2001
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 2001.


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

       Spiderboy.com, Inc. (d/b/a Spiderboy.com) was formed under the laws of the State of Florida on November 18, 1999. The goal of the

                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                October 31, 2001
                                   (Unaudited)


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

                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                October 31, 2001
                                   (Unaudited)


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

                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                October 31, 2001
                                   (Unaudited)


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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended October 31, 2001.


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


Dated December 7, 2001