Form 10-K/A
period 2001-04-30
SPIDERBOY INTERNATIONAL INC
filed 2001-12-27
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                AMENDED FORM 10-K

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


                  Registrant's telephone number (941) 561-8777


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

         The transaction left the Company with no assets and no business until the Company merged with Spiderboy.com, Inc. on October 12, 2000.

         Spiderboy.Com, Inc. is in the business of creating and running the Spiderboy.com search engine on the world wide web. Spiderboy.com will act as a geographical and categorical web portal "highway system" for every country in the world as well as major cities with stops or community web sites for every town. Spiderboy.com will be supported by web designing, hosting, banner advertisements, affiliate marketing and our own e-commerce sites. The main focus is to create several tiers of ad revenue by specializing in geographical and categorical portals and giving away or licensing them to regional government agencies. The search engine will offer information from local television guides to governmental, hospital, hotel and airport information from around the world. Spiderboy.com currently owns over 300 unique domain names and already has numerous web portals running in the development stage including a partnership with a licensed, bonded, and insured Travel Agency with personal and online services. Spiderboy.com will also offer web design and hosting facilities at very competitive prices to business and build on the relationships to create e-commerce sites for these companies.

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


Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended April 30,
                                    ----------------------------
                                    2001          2000          1999
                                    ----          ----          ----

Income Statement Data
---------------------
   Net Sales                        $  5,948      $     --      $    --
   Net Income (loss)                $(88,729)     $(29,314)     $(1,040)
Per Share Data
--------------
Net Income (loss)                   $     --      $     --      $    --


                                    As of April 30,
                                    2001          2000          1999
                                    ----          ----          ----

Balance Sheet Data
------------------
   Total Assets                     $ 34,302      $ 44,815      $     --
   Total Liabilities                $ 45,336      $ 55,952      $ 35,791
   Stockholders' Equity (Deficit)   $(11,034)     $(11,137)     $(28,795)


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The Company acted as a holding company for High Country Fashions, Inc., and, on April 29, 1997, abandoned its investment in High Country Fashions, Inc. and approved a transfer of High Country Fashions, Inc. to Continental Casuals, Ltd., a company owned by the Company's then President and majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of High Country Fashions, Inc. exceeded its assets.

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

Product Research and Development

         The Company does not anticipate conducting any product research and development during the next 12 months that would require significant capital.

Purchases or Sale of Plant and Equipment

         The Company anticipates that it will not need any purchases or plant or equipment in the near future.


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


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                                   Position
----                                   --------

Mark N. Pardo                          Chairman, President, CEO, Director

John Bolan                             CFO, Director

Jim Cullen                             Director

Kimberly F. Oliver                     Director

Michael S. Edwards                     Director

         MARK N. PARDO, is the Chairman of the Board, President, and Chief Executive Officer, Spiderboy.Com, Inc. Mr. Pardo is responsible for the development of the Spiderboy.com search engine and will continue to oversee the development of the Spiderboy.com search engine. He is also responsible for acquiring the domain names, and the design of many websites that are to be owned by Spiderboy.com. Mr. Pardo is a successful real estate investor and entrepreneur. He is a computer expert in HTML, JAVA, C++ and PROTOCOLS, which has enabled him to build thousands of internet web pages over the years.

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


Item 11. - EXECUTIVE COMPENSATION.

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year. Mr. Pardo has been paid a total of $7,650 in the past year.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         The following table sets forth information as to the owners of 5% or more of the voting securities, and officers and directors of the new company:

Name of Beneficial Owner     Number of Shares      % of Ownership
------------------------     ----------------      --------------

Mark N. Pardo                      27,740,000                 75%

John Bolan                          1,000,000                  1%

Jim Cullen                             60,000                  1%

Michael Edwards                         6,000                  1%

Kim Oliver                             12,000                  1%

All officers and
Directors as a group               28,818,000                 78%


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on the Financial Statements for the years ended April 30, 2001, April 30, 2000 and April 30, 1999.

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

Dated December 27, 2001



                                        SPIDERBOY INTERNATIONAL, INC.




                                        by /s/ Mark N. Pardo
                                           ----------------------------
                                           Mark N. Pardo

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

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report...................................................1


Consolidated Financial Statements:

    Consolidated Balance Sheets................................................2

    Consolidated Statements of Operations......................................3

    Consolidated Statements of Stockholders' Equity (Deficit)..................4

    Consolidated Statements of Cash Flows......................................5

    Notes to Consolidated Financial Statements.................................6

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


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
    Common stock: no par value; 50,000,000
        shares authorized; issued and outstanding
        shares 36,952,828 in 2001, 36,272,943 in
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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Reentrance Into
                                                                                         Development
                                                                                            Stage
                                                                                        (November 18,
                                                                                           1999) To
                                                   Years Ended April 30,                   April 30,
                                     ----------------------------------------------     ------------
                                         2001              2000             1999             2001
                                     ------------     ------------     ------------     ------------
Revenues                             $      5,948     $         --     $         --     $      5,948

Administrative expenses                   (92,177)         (29,314)          (1,040)        (120,972)

Interest expense                           (2,500)              --               --           (2,500)

Income tax expense (benefit)                   --               --               --               --
                                     ------------     ------------     ------------     ------------

        Net income (loss)                 (88,729)         (29,314)          (1,040)        (117,524)

Other comprehensive income (loss)              --               --               --               --
                                     ------------     ------------     ------------     ------------

Comprehensive income (loss)          $    (88,729)    $    (29,314)    $     (1,040)    $   (117,524)
                                     ============     ============     ============     ============

Basic earnings (loss) per share      $         --     $         --     $         --     $         --
                                     ============     ============     ============     ============


Weighted average number of
  shares outstanding                   36,223,571       34,439,619        5,425,920       35,977,326
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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                          Preferred Stock             Common Stock                        During
                                     ------------------------  ------------------------  Accumulated   Development
                                        Shares       Amount       Shares       Amount      Deficit        Stage          Total
                                     -----------  -----------  -----------  -----------  -----------   -----------   -----------
BALANCES, April 30, 1998                      --  $        --    5,425,920  $   437,415  $  (472,166)  $        --   $   (34,751)

    Fiscal year 1999                          --           --           --           --       (1,040)           --        (1,040)
                                     -----------  -----------  -----------  -----------  -----------   -----------   -----------

BALANCES, April 30, 1999                      --           --    5,425,920      437,415     (473,206)           --       (35,791)
    Issuance of common stock
       at $.0001 per share                    --           --   30,000,000        3,000           --            --         3,000
    Spiderboy.com, Inc. stock
       issuance at $.05 per
       equivalent share                       --           --      847,023       43,000           --            --        43,000
    Additional equity
       contributions to cover
       administrative expenses
       and settle liabilities                 --           --           --        7,968           --            --         7,968
    Fiscal year 2000                          --           --           --           --         (519)      (28,795)      (29,314)
                                     -----------  -----------  -----------  -----------  -----------   -----------   -----------

BALANCES, April 30, 2000                      --           --   36,272,943      491,383     (473,725)      (28,795)      (11,137)
    Spiderboy.com, Inc. stock
       issuance at $.05 per
       equivalent share                       --           --      590,947       30,000           --            --        30,000
    Additional equity contributions
       to cover administrative
       expenses and settle
       liabilities                            --           --           --       49,938           --            --        49,938
    Issuance of common stock at
       $.10 per share                         --           --       88,938        8,894           --            --         8,894
    Fiscal year 2001                          --           --           --           --           --       (88,729)      (88,729)
                                     -----------  -----------  -----------  -----------  -----------   -----------   -----------

BALANCES, April 30, 2001                      --  $        --   36,952,828  $   580,215  $  (473,725)  $  (117,524)  $   (11,034)
                                     ===========  ===========  ===========  ===========  ===========   ===========   ===========


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

From April 29, 1997 to October 26, 2000 the Company had no operations. On October 26, 2000, the Company acquired Spiderboy.com, Inc. At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc. This merger was accounted for as a pooling of interests, and accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows. Information concerning common stock has been restated on an equivalent share basis. There were no transactions between the companies prior to the merger. The effects of conforming Spiderboy.com, Inc.'s accounting polices to those of the Company were not material.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business (Continued)

Spiderboy.com, Inc. (d/b/a Spiderboy.com) was formed under the laws of the State of Florida on November 18, 1999. The goal of the Company is to create "Spiderboy's Web" and "Spiderboy's Information Superhighway" (www.spiderboy.com), providing an organized system of internal portals linked first geographically and then categorically by content. This system will become much like an information highway with exists and stops for every country and for most major cities in each country. A user should be able to find approximately 90% of the information that he or she would normally access on the worldwide web, without tedious searches and without the possibility of inadvertently accessing pornographic websites. The access time should be efficient, and once within "Spiderboy's Web" and on "Spiderboy's Information Superhighway", a user has virtually no reason to leave until completion of his tasks.

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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2001, 2000, 1999 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues relating to advertising revenues earned from banner advertising and/or links placed on pages of the Spiderboy web site. Revenues are recognized in the period the advertising is displayed on the pages of the Spiderboy web site.

Revenues relating to domain name sales will be recorded at the date of sale. Revenues from domain name licensing will be recognized ratably on a straight-line basis over the life of the agreement.

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

NOTE 2 - DEVELOPMENT STAGE COMPANY

Spiderboy International, Inc. is deemed to be in the development stage. Simultaneous with the acquisition Spiderboy.com, Inc. the Company is deemed to have reentered the development stage effective at Spiderboy.com, Inc.'s date of incorporation, November 18, 1999.

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


NOTE 2 - DEVELOPMENT STAGE COMPANY (Continued)

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


NOTE 5 - RELATED PARTY TRANSACTIONS

     Office Space/Furniture and Equipment

     The Company currently receives office space and use of certain furniture and equipment from its majority stockholder under a month-to-month agreement at no cost. No value has been reflected for this donated rentals in the accompanying financial statements.

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