Form 10-Q
period 2002-01-31
SPIDERBOY INTERNATIONAL INC
filed 2002-03-15
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the quarterly period ended JANUARY 31, 2002


         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ____________ to ____________


         Commission file number  0-18292


                          SPIDERBOY INTERNATIONAL, INC.
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Minnesota                                     41-0825298
 (State or Other Jurisdiction of                (IRS Employer ID Number)
  Incorporation or Organization)


                13348 Highland Chase Place, Fort Myers, FL 33913
                    (Address of Principal Executive Offices)



                                  941-561-8777
                 (Issuer's Telephone Number Including Area Code)



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

Yes  __X__                No _____

Number of shares outstanding as of March 13, 2002: 37,227,858

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I, FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       ----
Item 1.       Financial Statements (Unaudited).

              Condensed balance sheets as of January 31, 2002 and April 30, 2001                         2

              Condensed statements of operations for the three months and nine
                 months ended January 31, 2002 and 2001                                                  3

              Condensed statements of cash flow for the nine months
                 ended January 31, 2002 and 2001                                                         4

              Notes to condensed financial statements                                                    5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                        8


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                          9

Item 6.       Exhibits and Reports on Form 8-K                                                           9

SIGNATURES


Item 1.  Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                January 31,   April 30,
                                                   2002         2001
                                                ---------    ---------
               ASSETS

Current assets:
 Cash in bank                                   $      12    $   2,671
 Attorney trust account                                 -        1,249
                                                ---------    ---------
    Total current assets                               12        3,920
                                                ---------    ---------

Fixed assets, net of accumulated depreciation         318          382
                                                ---------    ---------

Other assets:
 Purchased domain names and technology
   rights, net of accumulated amortization
   of $16,000 in and $10,000                       24,000       30,000
                                                ---------    ---------

    Total assets                                $  24,330    $  34,302
                                                =========    =========


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $  27,788    $   7,917
 Accrued payroll and related                       19,368            -
 Accrued interest                                       -        2,500
 Accrued income taxes                               2,919        2,919
 Convertible notes payable                         11,000       32,000
                                                ---------    ---------
    Total current liabilities                      61,075       45,336
                                                ---------    ---------

Stockholders equity:
 Preferred stock, undesignated par value;
   5,000,000 shares authorized; none issued
   and outstanding                                      -            -
 Common stock, no par value; 50,000,000
   shares authorized; issued and outstanding
   shares 37,227,858 and 36,952,829,
   respectively                                   607,715      580,215
 Accumulated deficit                             (473,725)    (473,725)
 Deficit accumulated during development stage    (170,735)    (117,524)
                                                ---------    ---------
    Total stockholders' equity                    (36,745)     (11,034)
                                                ---------    ---------

    Total liabilities and
      stockholders' equity                      $  24,330    $  34,302
                                                =========    =========





                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended            Nine Months Ended           Reentrance Into
                                               January 31,                    January 31,            Development Stage
                                      ----------------------------    ----------------------------  (November 19, 1999)
                                          2002            2001             2002          2001      to January 31, 2002
                                      ------------    ------------    ------------    ------------ -------------------
Revenues                              $          -    $          -    $         83    $      2,048    $      6,031
                                      ------------    ------------    ------------    ------------    ------------
Expense:
    Advertising                                  -               -               -           1,964           2,145
    Amortization                             2,000           2,000           6,000           8,197          16,000
           Automobile                            -               -             541               -             541
    Bank service charges                        45              12             135              48             269
    Depreciation                                21               -              64               -             105
    Domain name registration costs             225          10,607           4,750          33,061          41,551
    Postage and delivery                         -               8               -             276             526
    Office expenses                             10             606           1,105             793           1,943
    Payroll and related                      6,318           3,870          20,268           3,870          27,918
    Interest expense                             -               -               -               -           2,500
    Printing and reproduction                    -              21               -             320             823
    Professional and
    consulting fees                          3,695           2,825          12,426          26,619          50,703
    Shareholder expenses                     2,258           8,175           7,749           8,336          25,610
    State registration fees                      -               -               -               -             744
    Maintenance and repairs                      -             742               -             742           1,219
    Telephone                                    -             543             255           1,592           2,175
    Travel and entertainment                     -               -               -           1,451           1,994
                                      ------------    ------------    ------------    ------------    ------------

                Total expense               14,572          29,409          53,293          87,269         176,766
                                      ------------    ------------    ------------    ------------    ------------

Net loss before income taxes               (14,572)        (29,409)        (53,210)        (85,221)       (170,735)

    Income taxes                                 -               -               -               -               -

    Net loss                               (14,572)        (29,409)        (53,210)        (85,221)       (170,735)

    Other comprehensive income                   -               -               -               -               -
Comprehensive income (loss)           $    (14,572)   $    (29,409)   $    (53,210)   $    (85,221)   $   (170,735)
                                      ============    ============    ============    ============    ============
    Basic earnings (loss) per share   $          -    $          -    $          -    $          -    $          -

Weighted average number of
    shares outstanding                  37,227,858      35,425,920      37,155,529      35,805,043      36,404,219
                                      ============    ============    ============    ============    ============



                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                   Nine Months Ended       Reentrance Into
                                                      January 31,         Development Stage
                                                ----------------------    (November 19, 1999)
                                                   2002        2001       to January 31, 2002
                                                ---------    ---------         ---------
Cash flows from operating activities:
  Net loss                                      $ (53,210)   $ (85,221)        $(170,735)
  Adjustments to reconcile net loss
    to cash flows from operating
    activities:
      Depreciation                                     64            -               105
      Amortization                                  6,000        8,197            16,000
      Attorney trust account                        1,249            -                 -
        Accounts payable and accrued expenses      36,738        5,966            13,766
                                                ---------    ---------         ---------
Net cash flows from operating activities           (9,159)     (71,058)         (140,864)
                                                ---------    ---------         ---------

Cash flows from investing activities:
    Purchase of fixed assets                            -         (424)             (424)
                                                ---------    ---------         ---------

Cash flows from financing activities:
    Proceeds from common stock and additional
      equity contributions                              -       71,171           142,800
    Proceeds from notes payable                     6,500       27,000            38,500
    Principal reductions on note
      payable - related party                           -      (25,000)          (40,000)
                                                ---------    ---------         ---------
Net cash flows from financing activities            6,500       73,171           141,300
                                                ---------    ---------         ---------

Increase in cash                                   (2,659)       1,689                12

Cash - beginning of period                          2,671        2,000                 -
                                                ---------    ---------         ---------

Cash - end of period                            $      12    $   3,689         $      12
                                                =========    =========         =========

Supplemental information:
    Interest paid                                 $     -      $     -           $     -
                                                =========    =========         =========
    Income taxes paid                             $     -      $     -           $     -
                                                =========    =========         =========

Summary of non cash activity:

    On May 7, 2001, $27,500 in convertible debt and related accrued interest were converted into 275,000 shares of the Company's common stock at $.10 per share.

                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                January 31, 2002
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 2001.


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




                                   (Continued)
                                        5

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

       The Company does not feel its registered domain names could be construed as domain "squatting". The Company's registered domain names are being incorporated into "Spiderboy's Web" and "Spiderboy's





                                   (Continued)
                                        6

       ------------------

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




                                   (Continued)
                                        7

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

                                   (Continued)
                                        8

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



                                   (Continued)
                                        9

                          SPIDERBOY INTERNATIONAL, INC.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       The Company is not involved in any legal proceedings.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended January 31, 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SPIDERBOY INTERNATIONAL, INC.

                                   By:     /s/ Mark N. Pardo
                                       -----------------------------------------
                                       Mark N. Pardo

Dated March 14, 2002