Form 10-K
period 2002-04-30
SPIDERBOY INTERNATIONAL INC
filed 2002-07-30
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2002
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

                  Registrant's telephone number (239) 470-9662

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 26, 2002, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $1,217,627.69.

43,615,775 shares of Registrant's Common Stock, no par value were outstanding on July 26, 2002 prior to the effectiveness of the latest practicable date.

                                    CONTENTS

                                                                      Page
                                                                      ----

PART I

         Item 1.  BUSINESS                                             3

         Item 2.  PROPERTY                                             4

         Item 3.  LEGAL PROCEEDINGS                                    4

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                  4

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                              4

         Item 6.  SELECTED FINANCIAL DATA                              4

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                            5

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                   6

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                 6

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                       6

         Item 11. EXECUTIVE COMPENSATION                               7

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                     8

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                         8
PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                    8

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

         Spiderboy.Com, Inc. is in the business of creating and running the Spiderboy.com search portal on the world wide web. Spiderboy.com search portal acts as an information based web portal. Spiderboy.com will be supported by web designing, hosting, banner advertisements, affiliate marketing and our own e-commerce sites. The main focus of the Spiderboy search portal is to create ad revenue by providing content information from local television guides, newspapers, government entities, hospitals, hotels and airports from around the world. Spiderboy.com currently owns various domain names and already has numerous web portals running in the development stage including a partnership with an online travel agency. Spiderboy.com will also offer web design and hosting facilities at very competitive prices to businesses and build on the relationships to create e-commerce sites for these companies. However, due to the change in the Internet environment, we are phasing out some of our Internet assets and redirecting those resources into a new exciting entertainment division. By entering into the exciting entertainment arena, we will be able to enhance our corporate exposure and the exposure to our various websites to increase market penetration. We have also retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a professional quality film studio this will enable us to reach our future goals. The studio equipment is of the highest quality and will be used to create a new revenue stream by filming television commercials. We also plan to film music videos and film quality documentaries to be offered to networks. Our entertainment division is also in the process of signing up new singing talent and actors etc.

         At April 30, 2002 the Company has one employee, its President. On June 3, 2002 the Company retained the services of a part-time chief operating officer.


Item 2. - PROPERTY

         None


Item 3. - LEGAL PROCEEDINGS

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         None


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company was successful in seeking a market maker to file a form 15C2-11 with the NASD. In 2002 this market maker was notified by the NASD of the approval to develop a public market for Spiderboy International, Inc. common stock on the OTC Bulletin Board. However, there is no assurance that a trading market will develop in the future. Even if a trading market should develop, there is no way of determining what the market price may be at any future time.

         At January 21, 2002, there were approximately 381 holders of the Company's issued and outstanding shares of common stock.

         The Company has never declared a cash dividend on its Common Stock. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Item 6. - SELECTED FINANCIAL DATA


                                        Fiscal Years Ended April 30,
                                        ----------------------------
                                       2002         2001         2000
                                       ----         ----         ----

Income Statement Data
---------------------
   Net Sales                        $     196    $   5,948    $      --
   Net Income (loss)                $(410,294)   $ (88,729)   $ (29,314)
Per Share Data
--------------
   Net Income (loss)                $    (.01)   $      --    $      --


                                               As of April 30,
                                          ------------------------
                                       2002         2001         2000
                                       ----         ----         ----

Balance Sheet Data
------------------
   Total Assets                     $   1,584    $  34,302    $  44,815
   Total Liabilities                $ 416,912    $  45,336    $  55,952
   Stockholders' (Deficit)          $(415,328)   $ (11,034)   $ (11,137)


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The Company acted as a holding company for High Country Fashions, Inc., and on April 29, 1997, abandoned its investment in High Country Fashions, Inc. and approved a transfer of High Country Fashions, Inc. to Continental Casuals, Ltd., a company owned by the company's President and majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of High Country Fashions, Inc. exceeded its assets.


         The transaction left the Company with no assets and no business until the merger with Spiderboy.com, Inc. in October, 2000.

Results of Operations

         The Company had limited revenue of $196 and 5,948 from licensing and sales of domain names in the periods ending April 30, 2002 and 2001, respectively. There were no revenues in 2000. Administrative expenses increased to $385,540 in 2002 primarily due to $300,000 accrued for legal fees relating to Marvel Comics opposition of the Company's Spiderboy trademark. This $300,000 obligation was settled June 3, 2002 through the issuance of 3,000,000 shares of the Company's common stock.

Liquidity and Capital Resources

         In May 2002 the Company settled $375,186 in accounts payable and notes payable through the issuance of 3,751,855 shares of its common stock to these creditors. The Company feels this debt restructuring and its plan ventures into the entertainment industry will allow it to raise additional debt and equity financing. In 2002 the Company was only able to raise $10,000 in debt financing. In 2001 the Company financed its operations with equity capital, and raised a total of $88,832. The Company intends to raise money through venture capital for further operations, though there are no specific plans for venture capital at this time.


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

         None.

                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:


Name                                Position
----                                --------

Norman Pardo                        Chairman, President, CEO, Director

John Bolan                          CFO, Director

Jim Cullen                          Director

Kimberly F. Oliver                  Director

Michael S. Edwards                  Director


         NORMAN PARDO, is the Chairman of the Board, President, and Chief Executive Officer, Spiderboy.Com, Inc. Mr. Pardo is responsible for the development of the Spiderboy.com search engine and will continue to oversee the development of the Spiderboy.com search engine. He is also responsible for developing the new entertainment division. Mr. Pardo is a successful real estate investor and entrepreneur. He is a computer expert in HTML, JAVA, C++ and PROTOCOLS, which has enabled him to build thousands of Internet web pages over the years.

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

         KIMBERLY F. OLIVER, was on the Board of Directors and a part owner of the JBM Group, Inc. a public relations and marketing company. She was, until recently stepping down, the Vice President of Marketing in charge of the marketing representatives, market research and development.

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


Item 11. - EXECUTIVE COMPENSATION.

         Mr. Pardo is compensated at $450 per week at present. This salary compensates Mr. Pardo for his services on a part-time basis. As the Company's activities increase and Mr. Pardo devotes more of his attention to the Company it is anticipated this salary will increase.



Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         The following table sets forth information as to the owners of 5% or more of the voting securities, and officers and directors of the new company:

Name of Beneficial Owner        Number of Shares      % of Ownership
------------------------        ----------------      --------------

Norman Pardo                          27,535,000          62.6%

John Bolan                             1,000,000           2.2%

Jim Cullen                                60,000           .13%

Michael Edwards                            6,000          .013%

Kim Oliver                                12,000          .027%

All officers and
Directors as a group                  28,613,000            65%

NON-OFFICER or DIRECTOR SHAREHOLDERS
------------------------------------

Kenneth Greenberg                      3,000,000            6.8%

Craig Brand                            3,000,000            6.8%

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended April 30,2002, April 30, 2001, and April 30, 2000

         (b) Attached are the following Financial Statement Schedules and Auditors Report.

         None

         All schedules are omitted because they are not required or are not applicable or the information is shown in the financial statements or notes thereto.

         (d) There are no exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated July 29, 2002

                                        SPIDERBOY INTERNATIONAL, INC.
                                        by /s/ Mark Norman Pardo
                                           --------------------------
                                        Mark Norman Pardo