Form 10-K/A
period 2002-04-30
SPIDERBOY INTERNATIONAL INC
filed 2002-08-06
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A

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

Dated July 29, 2002

                                        SPIDERBOY INTERNATIONAL, INC.
                                        by /s/ Mark Norman Pardo
                                           --------------------------
                                        Mark Norman Pardo

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


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

    Notes to Consolidated Financial Statements................................6

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Spiderboy International, Inc.
 (A Development Stage Company)
Fort Myers, Florida

We have audited the accompanying consolidated balance sheets of Spiderboy International, Inc. as of April 30, 2002, 2001, and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 18, 1999 to April 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiderboy International, Inc. as of April 30, 2002, 2001 and 2000 and the results of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from November 18, 1999 to April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and the substantial stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
July 29, 2002


            7400 LYNDALE AVENUE SOUTH, SUITE 140, RICHFIELD, MN 55423
                 TELEPHONE: (612)861-0970   FAX: (612)861-5827
                          E-MAIL: cjacallahan@qwest.com

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                        April 30,
                                                      ----------------------------------------------
                                                          2002             2001             2000
                                                      ------------     ------------     ------------
                    ASSETS
                    ------

Current assets:
    Cash in bank                                      $      1,287     $      2,671     $      4,815
    Attorney Trust Account                                      --            1,249            2,000
                                                      ------------     ------------     ------------
               Total current assets                          1,287            3,920            6,815
                                                      ------------     ------------     ------------

Fixed assets                                                   424              424               --
    Less accumulated depreciation                              127               42               --
                                                      ------------     ------------     ------------
               Net fixed assets                                297              382               --
                                                      ------------     ------------     ------------

Other assets:
    Purchased domain names and technology rights            40,000           40,000           40,000
        Less accumulated amortization                       18,000           10,000            2,000
        Less allowance for impairment                       22,000               --               --
                                                      ------------     ------------     ------------
               Total other assets                               --           30,000           38,000
                                                      ------------     ------------     ------------

               Total assets                           $      1,584     $     34,302     $     44,815
                                                      ============     ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
    Accounts payable                                  $    341,482     $      7,917     $     28,033
    Accrued payroll and related                             25,686               --               --
    Accrued income taxes                                     2,919            2,919            2,919
    Accrued interest                                         4,825            2,500               --
    Note payable - related party                                --               --           25,000
    Convertible notes payable                               42,000           32,000               --
                                                      ------------     ------------     ------------
               Total current liabilities                   416,912           45,336           55,952
                                                      ------------     ------------     ------------

Stockholders' equity (deficit):
    Preferred stock: undesignated par value;
        5,000,000 shares authorized; none issued
        and outstanding                                                          --               --
    Common stock: no par value; 50,000,000
        shares authorized; issued and outstanding
        shares 36,952,858 in 2002, 36,952,858 in
        2001, 35,425,920 in 2000                           586,215          580,215          491,383
    Accumulated deficit                                   (473,725)        (473,725)        (473,725)
    Deficit accumulated during development stage          (527,818)        (117,524)         (28,795)
                                                      ------------     ------------     ------------

        Total stockholders' equity (deficit)              (415,328)         (11,034)         (11,137)
                                                      ------------     ------------     ------------

        Total liabilities and
          stockholders' equity (deficit)              $      1,584     $     34,302     $     44,815
                                                      ============     ============     ============

                 The accompanying notes are an integral part of
                           these financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Reentrance Into
                                                                                         Development
                                                                                               Stage
                                                                                       (November 18,
                                                 Years Ended April 30,                      1999) To
                                     ----------------------------------------------        April 30,
                                         2002             2001             2000                 2002
                                     ------------     ------------     ------------     ------------
Revenues                             $        196     $      5,948     $         --     $      6,144

Administrative expenses                  (385,540)         (92,177)         (29,314)        (528,512)

Interest expense                           (2,950)          (2,500)              --           (5,450)

Allowance for asset impairment            (22,000)              --               --          (22,000)

Income tax expense (benefit)                   --               --               --               --
                                     ------------     ------------     ------------     ------------

        Net income (loss)                (410,294)         (88,729)         (29,314)        (527,818)

Other comprehensive income (loss)              --               --               --               --
                                     ------------     ------------     ------------     ------------

Comprehensive income (loss)          $   (410,294)    $    (88,729)    $    (29,314)    $   (527,818)
                                     ============     ============     ============     ============

Basic earnings (loss) per share      $       (.01)    $         --     $         --     $       (.01)
                                     ============     ============     ============     ============


Weighted average number of
  shares outstanding                   36,952,858       36,223,571       34,439,619       36,376,060
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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                                                                        Accumulated
                                           Preferred Stock            Common Stock                         During
                                      ------------------------  ------------------------  Accumulated   Development
                                         Shares       Amount       Shares       Amount      Deficit         Stage        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------   -----------
BALANCES, April 30, 1998                       --  $        --    5,425,920  $   437,415  $  (472,166)  $        --   $   (34,751)

    Fiscal year 1999                           --           --           --           --       (1,040)           --        (1,040)
                                      -----------  -----------  -----------  -----------  -----------   -----------   -----------

BALANCES, April 30, 1999                       --           --    5,425,920      437,415     (473,206)           --       (35,791)
    Issuance of common stock
       at $.0001 per share                     --           --   30,000,000        3,000           --            --         3,000
    Spiderboy.com, Inc. stock
       issuance at $.05 per
       equivalent share                        --           --      847,023       43,000           --            --        43,000
    Additional equity contributions
       to cover administrative
       expenses and settle
       liabilities                             --           --           --        7,968           --            --         7,968
    Fiscal year 2000                           --           --           --           --         (519)      (28,795)      (29,314)
                                      -----------  -----------  -----------  -----------  -----------   -----------   -----------

BALANCES, April 30, 2000                       --           --   36,272,943      491,383     (473,725)      (28,795)      (11,137)
    Spiderboy.com, Inc. stock
       issuance at $.05 per
       equivalent share                        --           --      590,947       30,000           --            --        30,000
    Additional equity contributions
       to cover administrative
       expenses and settle
       liabilities                             --           --           --       49,938           --            --        49,938
    Issuance of common stock at
       $.10 per share                          --           --       88,938        8,894           --            --         8,894
    Fiscal year 2001                           --           --           --           --           --       (88,729)      (88,729)
                                      -----------  -----------  -----------  -----------  -----------   -----------   -----------

BALANCES, April 30, 2001                       --           --   36,952,828      580,215     (473,725)     (117,524)      (11,034)
    Contributed capital from
       donated rent                            --           --           --        6,000           --            --         6,000
    Fiscal year 2002                           --           --           --           --           --      (410,294)     (410,294)
                                      -----------  -----------  -----------  -----------  -----------   -----------   -----------

BALANCES, April 30, 2002                       --  $        --   36,952,828  $   586,215  $  (473,725)  $  (527,818)  $  (415,328)
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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash


                                                                                          Reentrance Into
                                                                                              Development
                                                                                                    Stage
                                                                                            (November 18,
                                                       Years Ended April 30,                     1999) To
                                          ----------------------------------------------        April 30,
                                              2002             2001             2000                 2002
                                          ------------     ------------     ------------     ------------
Cash flows from operating activities:
      Net income (loss)                   $   (410,294)    $    (88,729)    $    (29,314)    $   (527,818)
      Adjustments to reconcile net
          income (loss) to cash flows
          from operating activities:
            Donated rent                         6,000               --               --            6,000
            Depreciation                            85               42               --              127
            Amortization                         8,000            8,000            2,000           18,000
            Allowance for asset
              impairment                        22,000               --               --           22,000
            Attorney Trust Account               1,249              751           (2,000)              --
            Accounts payable and other
              current liabilities              361,576          (17,616)          (4,839)         338,602
                                          ------------     ------------     ------------     ------------
Net cash flows from operating
    activities                                 (11,384)         (97,552)         (34,153)        (143,089)
                                          ------------     ------------     ------------     ------------

Cash flows from financing activities:
        Proceeds of convertible
          notes payable                         10,000           32,000               --           42,000
        Principal payments on note
          payable - related party                   --          (25,000)         (15,000)         (40,000)
        Proceeds from issuance of
          common stock and additional
          equity contributions                      --           88,832           53,968          142,800
                                          ------------     ------------     ------------     ------------
Net cash flows from financing
    activities                                  10,000           95,832           38,968          144,800
                                          ------------     ------------     ------------     ------------

Cash flows from investing activities:
        Purchase of fixed assets                    --             (424)              --             (424)
                                          ------------     ------------     ------------     ------------

Increase (decrease) in cash                     (1,384)          (2,144)           4,815            1,287

Cash:
  Beginning of year                              2,671            4,815               --               --
                                          ------------     ------------     ------------     ------------

  End of year                             $      1,287     $      2,671     $      4,815     $      1,287
                                          ============     ============     ============     ============

Supplemental cash flow information:
    Interest paid                         $         --     $         --     $         --     $         --
                                          ============     ============     ============     ============
    Income taxes paid                     $         --     $         --     $         --     $         --
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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

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

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business (Continued)
------------------

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

Due to the change in the Internet environment, the Company is phasing out some of their Internet assets and redirecting those resources into a new entertainment division. The Company hopes that this entertainment division will be able to enhance its corporate exposure and the exposure to its various websites to increase market penetration. The Company has retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a film studio, this will enable it to reach its future goals. The Company also plans to film music videos and film quality documentaries to be offered to networks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Spiderboy.com, Inc. All intercompany transactions and balances have been eliminated in consolidation.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents
----------------

Investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. Certificates of deposit and other securities with original maturities over three months are classified as short term investments. At April 30, 2002, 2001 and 2000, there were no cash equivalents.

Revenue Recognition
-------------------

Revenues are earned from banner advertising and/or links placed on pages of the Spiderboy web site. Revenues are recognized in the period the advertising is displayed on the pages of the Spiderboy web site. Revenues relating to domain name sales are recorded at the date of sale. Revenues from domain name licensing are recognized ratably on a straight-line basis over the life of the agreement. In all cases revenue recognition will be subject to the following criteria:
 * Existence of an agreement,
 * All required services have been rendered or delivery has occurred,
 * The selling price is fixed and determinable, and
 * Collectibility is reasonably assured.

Risks, Estimates and Uncertainties
----------------------------------

     Use of Estimates
     ----------------

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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties (Continued)
----------------------------------

     Key Personnel
     -------------

     Marketing efforts, consulting services and technical and administrative efforts of the Company's majority stockholder have accounted for 100% of the Company's activities inception to date. No employment agreement currently exists with this stockholder.

     Development Stage
     -----------------

     The Company has not commenced principal operations and is considered to be in the development stage (see Note 2).

     Domain "Squatting"
     ------------------

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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties (Continued)
----------------------------------

     Domain "Squatting"
     ------------------

     Since some of these registered domain names incorporate well known and/or trademarked names, it is at least reasonably possible that a claim of domain "squatting" be brought against the Company. If such a claim was brought, the Company feels its exposure would be limited to forfeiture of that name. Management does not feel such a forfeiture would materially impact the Company's operations.

     Trademark Opposition
     --------------------

     Marvel Comics has filed an opposition to the Company's "Spiderboy" trademark. The Company obtained this trademark after Marvel Comics had allowed it to lapse. The Company and its legal counsel feel there is no "public confusion" and that the trademark will be retained for the Company and its web crawlers. This matter is in the early stages and it ultimate resolution can not be determined.

Stock-Based Consideration
-------------------------

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

Intangible Assets
-----------------

An intangible asset was recorded at the cost paid for domain names, search engine and technology rights, trade names, and sites in progress purchased from Captiva Outlook Corporation, a related party (see Note 5). This intangible asset was being amortized over sixty months using the straight-line method. At April 30, 2002, the remaining value of this intangible was allowed for under SFAS 144.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets
-----------------

In accordance with SFAS 144, Accounting For The Impairment or Disposal Of Long-Lived Assets, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. At April 30, 2002, management determined that it was more than likely that the value of its domain name inventory has been affected by the decline in the Internet, accordingly, an allowance for impairment was recorded at that date.

Comprehensive Income
--------------------

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with our Company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended April 30, 2002, 2001 and 2000, and the period from November 18, 1999 to April 30, 2002, net income and comprehensive income were equivalent.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
------------------

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

Income Taxes
------------

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

To date the Company has devoted the majority of its efforts to: raising capital; registration and/or acquisition of domain names and annual registration to protect these domain names; search engine and web site development; and researching and articulating the plan of operations for the purpose of introducing Spiderboy.com and thereafter for providing information services via the Internet. In fiscal year 2002, the Company also retained consultants to assist it in entering the entertainment industry. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until 2003.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 2 - DEVELOPMENT STAGE COMPANY (Continued)

Management feels that it can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

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

Although none of HCF's creditors pursued collection from the Company, the Company settled certain of these liabilities through payments of cash totaling $30,000 and the transfer of 100,000 of the Company's common stock owned by one of the Company's largest stockholders. Through April 30, 2002 no other creditors of HCF have contacted the Company.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

The Company borrowed $25,000 in November 2000 under an unsecured note bearing interest at prime plus 2% and maturing March 30, 2001. This note and the related accrued interest were convertible into the Company's common stock at $.10 per share at the option of the note holder. On May 29, 2002, the note holder converted this note and $2,500 in accrued interest into 275,000 shares of the Company's common stock. See Note 7.

Other individuals have advanced the Company $22,000 under verbal agreements. This indebtedness is also convertible into shares of the Company's common stock at $.10 per share at the option of the creditor. These advances are unsecured, noninterest bearing and due on demand. On May 24, 2002, $20,000 of this indebtedness was settled through conversion into 200,000 shares of the Company's common stock. See Note 7.


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 5 - RELATED PARTY TRANSACTIONS

     Office Space/Furniture and Equipment
     ------------------------------------

     The Company currently receives office space and use of certain furniture and equipment from its majority stockholder under a month-to-month agreement at no cost. A value of $6,000 has been reflected for these donated rentals in the accompanying financial statements for 2002.

     Note Payable - Related Party
     ----------------------------

     In February 2000, the Company purchased domain names, websites in progress, and rights and technology relating to the Spiderboy.com search engine for a $40,000 note payable to Captiva Outback Corporation. Captiva Outback Corporation is wholly owned by the Company's majority stockholder. This note was unsecured and non interest bearing through August 17, 2000. After August 17, 2000 interest was to accrue at 6% compounded monthly on an unpaid balance, but this interest was forgiven. This note was repaid in full in fiscal years 2000 and 2001.


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


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 6 - INCOME TAXES (Continued)

As a result of its exclusion of the debt cancellation income, the Company was required to reduce its tax attributes at that date. That reduced the Company's net operating loss carryforwards to zero at that date. The Company's subsequent net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

  Deferred tax asset relating to net operating
    loss carryforwards                                              $ 150,000
  Valuation allowance                                                (150,000)
                                                                    ---------

  Net deferred tax asset                                            $      --
                                                                    =========


At April 30, 2002, the Company has carryforwards as follows:

                                                      Federal         State
                                                     ---------      ---------

  2013                                               $   1,700      $   1,700
  2014                                                   1,000          1,000
  2015                                                   7,000          4,000
  2016                                                  88,000         88,000
  20176                                                410,000        410,000
                                                     ---------      ---------
                                                     $ 498,000      $ 498,000
                                                     =========      =========


                                   (Continued)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 2002, 2001, 2000 AND
                 PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2002


NOTE 7 - SUBSEQUENT EVENTS

On May 29, 2002, the Company issued 751,855 shares of its common stock to settle recorded liabilities at $.10 per share.

On June 3, 2002, the Company issued 3,000,000 shares of its common stock to settle a recorded liability of $300,000 at $.10 per share for legal representation relating to the Marvel Comics matter (See Note 1) and other legal services as needed for a period of 2 years.

On June 30, 2002, the Company entered into an employment agreement with a new chief operating officer (COO). The Company issued its new COO 3,000,000 shares of its common stock at $.10 per share as part of this agreement.


                                   (Continued)
                                       16