Form 10-Q
period 2002-07-31
SPIDERBOY INTERNATIONAL INC
filed 2002-09-16
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the quarterly period ended July 31, 2002


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

                                  239-561-8777
                 (Issuer's Telephone Number Including Area Code)

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

Yes __X__       No _____

Number of shares outstanding as of September 11, 2003: 43,615,775

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

         Condensed balance sheets as of July 31, 2002 and April 30, 2002---------------------------------------------------- 2

         Condensed statements of operations for the three months ended July 31, 2002 and 2001-------------------------------------- 3

         Condensed statements of cash flow for the three months ended July 31, 2002 and 2001-------------------------------------- 4

         Notes to condensed financial statements----------------------------- 5

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations--------------------------------- 8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings--------------------------------------------------- 9

Item 6.  Exhibits and Reports on Form 8-K------------------------------------ 9




SIGNATURES

Item 1.  Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                        July 31,         April 30,
                                                          2002             2002
                                                      ------------     ------------
                          ASSETS
                          ------
Current assets:
  Cash in bank                                        $         42     $      1,287
                                                      ------------     ------------

        Total current assets                                    42            1,287
                                                      ------------     ------------

Fixed assets, net of accumulated depreciation                  276              297
                                                      ------------     ------------

Other assets:
  Purchased domain names and technology
    rights, net of accumulated amortization
    and valuation allowance                                     --               --
                                                      ------------     ------------

        Total assets                                  $        318     $      1,584
                                                      ============     ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable                                    $     14,672     $    341,482
  Accrued payroll and related                               32,121           25,686
  Accrued interest                                             250            4,825
  Accrued income taxes                                       2,919            2,919
  Convertible notes payable                                  2,000           42,000
                                                      ------------     ------------

          Total current liabilities                         51,962          416,912
                                                      ------------     ------------
Stockholders equity:
  Preferred stock, undesignated par value;
    5,000,000 shares authorized; none issued
    and outstanding                                             --               --
  Common stock, no par value; 50,000,000
    shares authorized; issued and outstanding
    shares 43,615,775 and 36,952,858, respectively       1,261,401          586,215
  Accumulated deficit                                     (473,725)        (473,725)
  Deficit accumulated during development stage            (839,320)        (527,818)
                                                      ------------     ------------

        Total stockholders' equity                         (51,644)        (415,328)
                                                      ------------     ------------

        Total liabilities and stockholders' equity    $        318     $      1,584
                                                      ============     ============


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months
                                                  Ended                      Reentrance Into
                                                 July 31,                   Development Stage
                                      -----------------------------        (November 19, 1999)
                                          2002             2001             to July 31, 2002
                                      ------------     ------------        ------------------
Revenues                              $         --     $         83           $      6,144
                                      ------------     ------------           ------------

Expense:
  Advertising                         $        110     $         --           $      2,255
  Allowance for asset impairment                --               --                 22,000
  Amortization                                  --            2,000                 18,000
  Bank service charges                          45               --                    359
  Depreciation                                  21               21                    148
  Domain name registration costs               890            2,875                 46,084
  Postage and delivery                          --               --                    531
  Office expenses                                1               45                  8,375
  Payroll and related                      306,435               --                340,821
  Interest expense                              50               --                  5,500
  Printing and reproduction                     --               --                    823
  Professional and consulting fees           2,950            4,419                367,563
  Shareholder expenses                         800            2,284                 26,675
  State registration fees                       --               --                    744
  Maintenance and repairs                       --               --                  1,219
  Telephone                                    200              256                  2,374
  Travel and entertainment                      --               --                  1,993
                                      ------------     ------------           ------------

        Total expense                      311,502           11,900                845,464
                                      ------------     ------------           ------------

Net loss before income taxes              (311,502)         (11,817)              (839,320)
                                      ------------     ------------           ------------

Other comprehensive income                      --               --                     --
                                      ------------     ------------           ------------

Comprehensive income (loss)           $   (311,502)    $    (11,817)          $   (839,320)
                                      ============     ============           ============

Basic earnings (loss)
  per share                           $       (.01)    $         --           $       (.02)
                                      ============     ============           ============
Weighted average number of
  shares outstanding                    38,029,309       37,016,146             36,815,458
                                      ============     ============           ============


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                  Three Months
                                                     Ended                      Reentrance Into
                                                    July 31,                   Development Stage
                                         -----------------------------        (November 19, 1999)
                                             2002             2001             to July 31, 2002
                                         ------------     ------------           ------------
Cash flows from operating activities
  Net loss                               $   (311,502)    $    (11,827)          $   (839,320)
  Adjustments to reconcile net
    loss to cash flows from
    operating activities:
      Depreciation                                 21               21                    148
      Amortization                                 --            2,000                 18,000
      Stock issued for services               300,000               --                300,000
      Donated rent                                 --               --                  6,000
      Allowance for asset
        impairment                                 --               --                 22,000
      Accounts payable and
        accrued expenses                       10,236            6,704                348,838
                                         ------------     ------------           ------------

Net cash flows from operating
  activities                                   (1,245)          (3,092)              (144,334)
                                         ------------     ------------           ------------


Cash flows from investing activities:
  activities                                       --               --                   (424)
                                         ------------     ------------           ------------

Cash flows from financing activities:
  Proceeds from common stock and
    additional equity contributions                --               --                142,800
  Proceeds from notes payable                      --            2,000                 42,000
  Principal reductions on note
    payable - related party                        --               --                (40,000)
                                         ------------     ------------           ------------

Net cash flows from financing
  activities                                       --            2,000                144,800
                                         ------------     ------------           ------------

Increase (decrease) in cash                    (1,245)          (1,092)                    42

Cash, beginning of period                       1,287            2,671                     --
                                         ------------     ------------           ------------

Cash, end of period                      $         42     $      1,579           $         42
                                         ============     ============           ============


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  July 31, 2002
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly,hey do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended April 30,2002.


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

       From April 29, 1997 to October 26, 2000 the Company had no operations. on October 26, 2000, the Company acquired Spiderboy.com, Inc. See October 23, 2000 Form 8-K). At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc. Spiderboy.com, Inc. (d/b/a Spiderboy.com) was formed under the laws of the State of Florida on November 18, 1999. Spiderboy.Com, Inc. is in thebusiness of creating and running the Spiderboy.com search portal on the world wide web. Spiderboy.com search portal acts as an information based web portal. Spiderboy.com will be supported by web designing, hosting, banner advertisements, affiliate marketing and our own e- commerce sites. The main focus of the Spiderboy search portal is to create ad revenue by providing content information from local television guides, newspapers, government entities, hospitals, hotels and airports from around the world. Spiderboy.com currently owns various domain names and already has numerous web portals running in the development stage including a partnership with an online travel agency. Spiderboy.com will also offer web design and hosting facilities at very competitive prices to businesses and build on the relationships to create e-commerce sites for these companies. However, due to the change in the Internet environment, we are phasing out some of our Internet assets and redirecting those resources into a new exciting entertainment division. By entering into the exciting entertainment arena, we will be able to enhance our corporate exposure and the exposure to our various websites to increase market penetration. We have also retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a professional quality film studio this will enable us to reach our future goals. The studio equipment is of the highest quality and will be used to create a new revenue stream by filming television commercials. We also plan to film music videos and film quality documentaries to be offered to networks. Our entertainment division is also in the process of signing up new singing talent and actors etc.

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

       The Company does not feel its registered domain names could be construed as domain "squatting". The Company's registered domain names are being incorporated into "Spiderboy Search Portal" and "Spiderboy Entertainment". The Company is offering to link these registered domain names to existing sites for these geographical or business entities. In addition, the Company is offering to assist with development of these sites for the geographical or business entities.

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

       Management feels that it can complete development of "Spiderboy Search Portal" and "Spiderboy Entertainment" (see Note 1: Company) and generate sufficient site traffic that the Company can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Companybe unsuccessful.

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

4.     Disputed Liabilities

       On April 29, 1997, at the time of the abandonment of High Country Fashions, Inc. (HCF) and its subsequent transfer to Continental Casuals, LTD, the Company became inactive (see Note 1). On January 7, 1998, HCF voluntarily filed a petition under Chapter 7 of the U.S. Bankruptcy Code. On July 24, 1999, the trustee for HCF's bankruptcy filed a no- asset report with the Court indicating HCF had no property available for distribution from the bankruptcy estate. On October 5, 1999, HCF's bankruptcy case was closed and all of its obligations discharged.


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

6.     Supplemental Information

Supplemental information:
  Interest paid                                 $     --    $     --
                                                ========    ========

Summary of non cash activity:

       On May 29, 2002, $375,186 in convertible debt, accrued interest and accounts payable were converted into 3,751,855 shares of the Company's common stock at $.10 per share.

       On May 27, 2002, the Company issued 3,000,000 shares of the Company's common stock at $.10 per share to its new chief operating officer.

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

To date the Company and Spiderboy.com, Inc. have been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. These stockholders have indicated an intent to continue to fund expenses to sustain the Company and Spiderboy.com, Inc. Completion of development of "Spiderboy's Search Portal" and "Spiderboy Entertainment" (see Note 1: Company)is dependent on this on-going support.

Management feels that it can complete development of "Spiderboy search Portal" and "Spiderboy Entertainment" and generate sufficient site traffic that the Company can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. Failure of the Company and Spiderboy.com, Inc. to complete development and achieve profitable operations or the failure of its stockholders to fund necessary expenses of the Company and Spiderboy.com, Inc. could result in the Company being unable to continue as a going concern.

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

Liquidity and Capital Resources:

To date the Company and Spiderboy.com, Inc. have been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. These stockholders have indicated an intent to continue to fund expenses to sustain the Company and Spiderboy.com, Inc. Completion of development " (see Note 1: Company)is dependent on this on-going support. It is almost certain that the Company will be required to raise additional debt or equity financing to complete development of the "Spiderboy Search Portal" and to fund operations until profitable operations can be achieved.

                          SPIDERBOY INTERNATIONAL, INC.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended July 31, 2002.

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

                          SPIDERBOY INTERNATIONAL, INC.

                                   By: /s/ Mark N. Pardo
                                       -----------------------------------------
                                       Mark N. Pardo

Dated September 13, 2002



                  CEO/CFO CERTIFICATION OF FINANCIAL STATEMENTS

Pursuant to 18 U.S.C. Statute 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of Spiderboy International, Inc. (the "Company") that (a) the Quarterly Report of the Company on Form 10-Q for the period ended July 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


                          SPIDERBOY INTERNATIONAL, INC.

                                   By: /s/ Mark N. Pardo
                                       -----------------------------------------
                                       Mark N. Pardo

Dated September 13, 2002