Form 10QSB
period 2002-10-31
SPIDERBOY INTERNATIONAL INC
filed 2002-12-12
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the quarterly period ended October 31, 2002


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

Yes  __X__    No _____

Number of shares outstanding as of December 11, 2002:  43,627,775

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).

         Condensed balance sheets as of October 31, 2002 and
           July 30, 2002.................................................... 2

         Condensed statements of operations for the three months
           ended October 31, 2002 and 2001.................................. 3

         Condensed statements of cash flow for the three months
           ended October 31, 2002 and 2001.................................. 4

         Notes to condensed financial statements............................ 5

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations................................ 8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 9

Item 6.  Exhibits and Reports on Form 8-K................................... 9


SIGNATURES

Item 1.  Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                      October 31,      April 30,
                                                         2002            2002
                                                      -----------     -----------
                          ASSETS
Current assets:
  Cash in bank                                        $        12     $     1,287
                                                      -----------     -----------

        Total current assets                                   12           1,287
                                                      -----------     -----------

Fixed assets, net of accumulated depreciation                 255             297
                                                      -----------     -----------

Other assets:
  Purchased domain names and technology
    rights, net of accumulated amortization
    and valuation allowance                                    --              --
                                                      -----------     -----------

        Total assets                                  $       267     $     1,584
                                                      ===========     ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $    15,770     $   341,482
  Accrued payroll and related                              37,556          25,686
  Accrued interest                                            300           4,825
  Accrued income taxes                                      2,919           2,919
  Convertible notes payable                                 2,000          42,000
                                                      -----------     -----------

          Total current liabilities                        58,545         416,912
                                                      -----------     -----------

Stockholders equity:
  Preferred stock, undesignated par value;
    5,000,000 shares authorized; none issued
    and outstanding                                            --              --
  Common stock, no par value; 50,000,000
    shares authorized; issued and outstanding
    shares 43,627,775 and 36,952,858, respectively      1,264,401         586,215
  Accumulated deficit                                    (473,725)       (473,725)
  Deficit accumulated during development stage           (848,954)       (527,818)
                                                      -----------     -----------

        Total stockholders' equity                        (58,278)       (415,328)
                                                      -----------     -----------

        Total liabilities and stockholders' equity    $       267     $     1,584
                                                      ===========     ===========

                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months                           Six Months
                                                   Ended                                 Ended                   Reentrance Into
                                                 October 31,                           October 31               Development Stage
                                       -------------------------------       ------------------------------       Nov. 19, 1999
                                                                                                                    To Oct.31
                                           2002               2001               2002               2001               2002
                                       ------------       ------------       ------------       ------------       ------------
Revenues                               $         --       $         --       $         --       $         --       $      6,144
                                       ------------       ------------       ------------       ------------       ------------

Expense:
 Advertising                                     --                 --                110                 --              2,255
 Allowance for asset impairment                  --                 --                 --                 --             22,000
 Amortization                                    --              2,000                 --              4,000             18,000
 Bank service charges                            30                 45                 75                 90                389
 Depreciation                                    21                 21                 42                 42                169
 Domain name registration costs                  --              1,650                890              4,525             46,084
 Postage and delivery                            --                 --                 --                 --                531
 Office expenses                                 --              1,095                 --              1,095              8,375
 Payroll and related                          6,435             13,950            312,870             13,950            347,256
 Interest expense                                50                 --                100                 --              5,550
 Printing and reproduction                       --                 --                 --                 --                823
 Professional and consulting fees             2,449              4,313              5,399              8,731            370,011
 Shareholder expenses                           650              3,205              1,450              5,490             27,325
 State registration fees                         --                 --                 --                 --                744
 Maintenance and repairs                         --                 --                 --                 --              1,219
 Telephone                                       --                 --                 --                256              2,374
 Travel and entertainment                        --                541                200                541              1,993
                                       ------------       ------------       ------------       ------------       ------------

       Total expense                          9,635             26,820            321,136             38,720            855,098
                                       ------------       ------------       ------------       ------------       ------------

Net loss before income taxes                 (9,635)           (26,820)          (321,136)           (38,720)          (848,954)
                                       ------------       ------------       ------------       ------------       ------------

Income tax expense                               --                 --                 --                 --                 --
                                       ------------       ------------       ------------       ------------       ------------

       Net income                            (9,635)           (26,820)          (321,136)           (38,720)          (848,954)

Other comprehensive income                       --                 --                 --                 --                 --
                                       ------------       ------------       ------------       ------------       ------------

Comprehensive income (loss)            $     (9,625)      $    (26,820)      $   (321,136)      $    (38,720)      $   (848,954)
                                       ============       ============       ============       ============       ============

Basic earnings (loss)
  per share)                           $         --       $         --       $       (.01)      $         --       $       (.02)
                                       ============       ============       ============       ============       ============

Weighted average number of
  shares outstanding                     43,616,175         37,227,858         39,731,245         37,086,214         37,396,391
                                       ============       ============       ============       ============       ============

                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                     Six Months
                                                        Ended                 Reentrance Into
                                                     October 31,             Development Stage
                                             ---------------------------    (November 19, 1999)
                                               2002              2001       to October 31, 2002
                                             ---------         ---------    -------------------
Cash flows from operating activities
  Net loss                                   $(321,136)        $ (38,720)        $(848,954)
  Adjustments to reconcile net
    loss to cash flows from
    operating activities:
      Depreciation                                  42                42               169
      Amortization                                  --             4,000            18,000
      Stock issued for services                300,000                --           300,000
      Donated rent                                  --                --             6,000
      Allowance for asset
        impairment                                  --                --            22,000
      Prepaid expenses                              --               666                --
      Accounts payable and
        accrued expenses                        19,819            27,633           358,421
                                             ---------         ---------         ---------

Net cash flows from operating
  activities                                    (1,275)           (6,379)         (144,364)
                                             ---------         ---------         ---------

Cash flows from investing activities:
  activities                                        --                --              (424)
                                             ---------         ---------         ---------

Cash flows from financing activities:
  Proceeds from common stock and
    additional equity contributions                 --                --           142,800
  Proceeds from notes payable                       --             4,000            42,000
  Principal reductions on note
    payable - related party                         --                --           (40,000)
                                             ---------         ---------         ---------

Net cash flows from financing
  activities                                        --             4,000           144,800
                                             ---------         ---------         ---------

Increase (decrease) in cash                     (1,275)           (2,379)               12

Cash, beginning of period                        1,287             2,671                --
                                             ---------         ---------         ---------

Cash, end of period                          $      12         $     292         $      12
                                             =========         =========         =========


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                October 31, 2002
                                   (Unaudited)


A.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended April 30, 2002.


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

         As a result of its exclusion of the debt cancellation income, the Company was required to reduce its tax attributes at that date. That reduced the Company's net operating loss carry forwards to zero at that date. The Company's subsequent net operating loss carry forwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

6.       Supplemental Information

         Supplemental information:
           Interest paid                             $    --     $    --
                                                     =======     =======
           Taxes paid                                $    --     $    --
                                                     =======     =======

         Summary of non cash activity:

         On May 29, 2002, $375,186 in convertible debt, accrued interest and accounts payable were converted into 3,751,855 shares of the Company's common stock at $.10 per share.

         On May 27, 2002, the Company issued 3,000,000 shares of the Company's common stock at $.10 per share to its new chief operating officer.

         On October 28, 2002, the Company issued 12,000 shares of the Company's Common stock at $.25 per share to settle $1,000 in accrued wages and $2,000 in accounts payable.

                          SPIDERBOY INTERNATIONAL, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Business Overview:

The ultimate success of the Company is now dependent on the success of Spiderboy.com, Inc. Spiderboy. com, Inc. has devoted the majority of its efforts to: raising capital; retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a film studio, this will enable it to reach its future goals plus registration and/or acquisition of domain names and annual registration to protect these domain names; search engine and web site development; and researching and articulating the plan of operations for the purpose of introducing Spiderboy.com and thereafter for providing information services via the Internet. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until 2003.

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

Due to the change in the Internet environment, the Company is phasing out some of their Internet assets and redirecting those resources into a new entertainment division. The Company hopes that this entertainment division will be able to enhance its corporate exposure and the exposure to its various websites to increase market penetration. The Company has retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a film studio, this will enable it to reach its future goals. The Company also plans to film music videos, talk shows and film quality documentaries to be offered to networks.

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



                          SPIDERBOY INTERNATIONAL, INC.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Trademark Opposition

         Marvel Comics has filed an opposition to the Company's "Spiderboy" trademark. The Company obtained this trademark after Marvel Comics had allowed it to lapse. The Company and its legal counsel feel there is no "public confusion" and that the trademark will be retained for the Company and its web crawlers. This matter is in the early stages and it ultimate resolution cannot be determined.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended October 31, 2002.

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

Dated December 12, 2002


                  CEO/CFO CERTIFICATION OF FINANCIAL STATEMENTS

Pursuant to 18 U.S.C. Statute 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of Spiderboy International, Inc. (the "Company") that (a) the Quarterly Report of the Company on Form 10-Q for the period ended October 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


                                   SPIDERBOY INTERNATIONAL, INC.

                                   By:     /s/ Mark N. Pardo
                                       -----------------------------------------
                                       Mark N. Pardo

Dated December 12, 2002