Form 10-Q
period 2003-01-31
SPIDERBOY INTERNATIONAL INC
filed 2003-03-14
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the quarterly period ended January 31, 2003

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

Yes  __X__       No _____

Number of shares outstanding as of March 6, 2003:  43,627,775

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

        Condensed balance sheets as of January 31, 2003 and
           April 30, 2002 ................................................... 2

        Condensed statements of operations for the three months and nine months ended January 31, 2003 and 2002 ...................... 3

        Condensed statements of cash flow for the nine months
           ended January 31, 2003 and 2002 .................................. 4

        Notes to condensed financial statements ............................. 5

Item 2. Management's Discussion and Analysis of Financial

        Condition and Results of Operations ................................. 8


PART II. OTHER INFORMATION

Item 1.  Legal
Proceedings ................................................................. 9

Item 6.  Exhibits and Reports on Form 8-K ................................... 9


SIGNATURES

Item 1.  Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                        January 31,     April 30,
                                                          2003            2002
                           ASSETS
                           ------
Current assets:
  Cash in bank                                        $        --     $     1,287
                                                      -----------     -----------

        Total current assets                                   --           1,287
                                                      -----------     -----------

Fixed assets, net of accumulated depreciation                 234             297
                                                      -----------     -----------

Other assets:
  Purchased domain names and technology
    rights, net of accumulated amortization
    and valuation allowance                                    --              --
                                                      -----------     -----------

        Total assets                                  $       234     $     1,584
                                                      ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Accounts payable                                    $    15,770     $   341,482
  Accrued payroll and related                              43,991          25,686
  Accrued interest                                            350           4,825
  Accrued income taxes                                      2,919           2,919
  Convertible notes payable - stockholders                  4,523          42,000
                                                      -----------     -----------

          Total current liabilities                        67,553         416,912
                                                      -----------     -----------

Stockholders equity:
  Preferred stock, undesignated par value;
    5,000,000 shares authorized; none issued
    and outstanding                                            --              --
  Common stock, no par value; 50,000,000
    shares authorized; issued and outstanding
    shares 43,627,775 and 36,952,858, respectively      1,264,401         586,215
  Accumulated deficit                                    (473,725)       (473,725)
  Deficit accumulated during development stage           (859,995)       (527,818)
                                                      -----------     -----------

        Total stockholders' equity                        (67,319)       (415,328)
                                                      -----------     -----------

        Total liabilities and stockholders' equity    $       318     $     1,584
                                                      ===========     ===========


                       See notes to financial statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months                     Nine Months             Reentrance Into
                                                 Ended                            Ended                Development Stage
                                               January 31,                      January 31,            November 19, 1999
                                     -----------------------------     -----------------------------     To January 31
                                          2003            2002             2003             2002              2003
                                     ------------     ------------     ------------     ------------     ------------
Revenues                             $         --     $         --     $         --     $         83     $      6,144
                                     ------------     ------------     ------------     ------------     ------------

Expense:
 Advertising                                   --     $         --     $        110               --            2,255
 Allowance for asset impairment                --               --               --               --           22,000
 Amortization                                  --            2,000               --            6,000           18,000
 Bank service charges                          12               45               87              135              401
 Depreciation                                  21               21               64               64              190
 Domain name registration costs                --              225              890            4,750           46,084
 Postage and delivery                          --               --               --               --              531
 Office expenses                               --               10               --            1,105            8,375
 Payroll and related                        6,435            6,318          319,305           20,268          353,691
 Interest expense                              50               --              150               --            5,600
 Printing and reproduction                     --               --               --               --              823
 Professional and consulting fees           1,500            3,695            6,498           12,426          371,511
 Shareholder expenses                       1,023            2,258            2,872            7,749           28,348
 State registration fees                       --               --               --               --              744
 Maintenance and repairs                       --               --               --               --            1,219
 Telephone                                     --               --               --              255            2,374
 Travel and entertainment                      --               --              200              541            1.993
                                     ------------     ------------     ------------     ------------     ------------

       Total expense                        9,041           14,572          330,176           53,293          864,139
                                     ------------     ------------     ------------     ------------     ------------

Net loss before income taxes               (9,041)         (14,572)        (330,176)         (53,210)        (857,995)
                                     ------------     ------------     ------------     ------------     ------------

Other comprehensive income                     --               --               --               --               --
                                     ------------     ------------     ------------     ------------     ------------

Comprehensive income (loss)          $     (9,041)    $    (14,572)    $   (330,176)    $    (53,210)    $   (857,999)
                                     ============     ============     ============     ============     ============

Basic earnings (loss)
  per share                          $         --     $         --     $         --     $         --     $       (.02)
                                     ============     ============     ============     ============     ============
Weighted average number of
  shares outstanding                   43,627,775       37,277,855       41,436,107       37,155,529       37,886,800
                                     ============     ============     ============     ============     ============


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                Nine Months
                                                  Ended            Reentrance Into
                                                January 31,       Development Stage
                                         ----------------------- (November 19, 1999)
                                            2003          2002   to January 31, 2003
                                         ---------     --------- -------------------
Cash flows from operating activities:
  Net loss                               $(330,176)    $ (53,210)    $(857,995)
  Adjustments to reconcile net
    loss to cash flows from
    operating activities:
      Depreciation                              64            64           190
      Amortization                              --         6,000        18,000
      Stock issued for services            300,000            --       300,000
      Donated rent                              --            --         6,000
      Allowance for asset
        impairment                              --            --        22,000
      Attorney trust account                    --         1,249            --
      Accounts payable and
        accrued expenses                    26,302        36,738       364,906
                                         ---------     ---------     ---------

Net cash flows from operating
  activities                                (3,810)       (9,159)     (146,899)
                                         ---------     ---------     ---------

Cash flows from investing activities:
  activities                                    --            --          (424)
                                         ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from common stock and
    additional equity contributions             --            --       142,800
  Proceeds from notes payable -
    related party                            2,523         6,500        44,523
  Principal reductions on note
    payable - related party                     --            --       (40,000)
                                         ---------     ---------     ---------

Net cash flows from financing
  activities                                 2,523         6,500       147,323
                                         ---------     ---------     ---------

Increase (decrease) in cash                 (1,287)       (2,659)           --

Cash, beginning of period                    1,287         2,671            --
                                         ---------     ---------     ---------

Cash, end of period                      $      --     $      12     $      --
                                         =========     =========     =========


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                January 31, 2003
                                   (Unaudited)


A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly,hey do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended April 30,2002.

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

     From April 29, 1997 to October 26, 2000 the Company had no operations. on October 26, 2000, the Company acquired Spiderboy.com, Inc. See October 23, 2000 Form 8-K). At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc. Spiderboy.com, Inc. (d/b/a Spiderboy.com) was formed under the laws of the State of Florida on November 18, 1999. Spiderboy.Com, Inc. was in the business of creating and running the Spiderboy.com search portal on the world wide web. Spiderboy.com search portal acted as an information based web portal. Spiderboy.com will be supported by web designing, hosting, banner advertisements, affiliate marketing and our own e-commerce sites. The main focus of the Spiderboy search portal was to create ad revenue by providing content information from local television guides, newspapers, government entities, hospitals, hotels and airports from around the world. Spiderboy.com currently owns various domain names and already has numerous web portals running in the development stage including a partnership with an online travel agency. Spiderboy.com will also offer web design and hosting facilities at very competitive prices to businesses and build on the relationships to create e-commerce sites for these companies. However, due to the change in the Internet environment, we are phasing out some of our Internet assets and redirecting those resources into a new exciting entertainment division. By entering into the exciting entertainment arena, we will be able to enhance our corporate exposure and the exposure to our various websites to increase market penetration. We have also retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a professional quality film studio this will enable us to reach our future goals. The studio equipment is of the highest quality and will be used to create a new revenue stream by filming television commercials. We also plan to film music videos and film quality documentaries to be offered to networks. Our entertainment division is also in the process of signing up new singing talent and actors etc.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended January 31, 2003.

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

Dated March 14, 2003



                  CEO/CFO CERTIFICATION OF FINANCIAL STATEMENTS

Pursuant to 18 U.S.C. Statute 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of Spiderboy International, Inc. (the "Company") that (a) the Quarterly Report of the Company on Form 10-Q for the period ended January 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


                          SPIDERBOY INTERNATIONAL, INC.

                                   By:     /s/ Mark N. Pardo
                                    -----------------------------------------
                                       Mark N. Pardo

Dated March 14, 2003