Form 10KSB
period 2003-04-30
SPIDERBOY INTERNATIONAL INC
filed 2003-08-15
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended               April 30, 2003
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

Registrant's telephone number (239) 561-8777

Securities registered pursuant to Section 12(b) of the Act:

Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None

Common Stock, (no par value)  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 30, 2003, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $1,217,627.

43,627,775 shares of Registrant's Common Stock, no par value were outstanding on August 14, 2003, prior to the effectiveness of the latest practicable date.

CONTENTS

                                                                                                                    Page

                                                                              PART I

Item 1. BUSINESS                                                                                      3

Item 2. PROPERTY                                                                                     4

Item 3. LEGAL PROCEEDINGS                                                                 4

Item 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS                                                                         4

                                                                        PART II

Item 5. MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS                         4

Item 6. SELECTED FINANCIAL DATA                                                    5

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION ND RESULTS OF OPERATIONS             5

Item 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA                                                                     7

Item 9. DISAGREEMENTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE                                                                     7

                                                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT                                                                                 7

Item 11. EXECUTIVE COMPENSATION                                             8

Item 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT                                 8

Item 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS                                                                                   9

                                                            PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K                                     9

PART I

Item 1. - BUSINESS

The Company was incorporated in Minnesota in February, 1959. There were several name changes, and in October, 2000 the name was changed to the present name.

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

Spiderboy.Com, Inc. was in the business of creating and running the Spiderboy.com search engine on the world wide web. Spiderboy.com acted as a geographical and categorical web portal "highway system" for every country in the world as well as major cities with stops or community web sites for every town. Spiderboy.com was supported by web designing, hosting, banner advertisements, affiliate marketing and our own e-commerce sites. The main focus was to create several tiers of ad revenue by specializing in geographical and categorical portals and giving away or licensing them to regional government agencies. The search engine offered information from local television guides to governmental, hospital, hotel and airport information from around the world. Spiderboy.com did own unique domain names and web portals including a partnership with a licensed, bonded, and insured Travel Agency with personal and online services.

Because of the change in the Internet environment, we are phasing out some of our Internet assets and redirecting those resources into a new entertainment division. By entering into the entertainment arena, we hope to enhance our corporate exposure and the exposure to our various websites to increase market penetration. We have also retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a professional film studio. The studio equipment is of high quality and will be used to create a new revenue stream by filming television commercials. We also plan to film music videos and film documentaries to be offered to networks.

The Company has one employee, its President.

Item 2. - PROPERTY

None

Item 3. - LEGAL PROCEEDINGS

The Company filed an application for a trademark of its name with the United States Patent Office. Marvel Enterprises, Inc. has filed an objection to the application. This is in the early stages and its ultimate resolution cannot be determined.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded since April, 2002 on the OTC Bulletin Board, with the symbol SBYI, before that time there was no activity.

The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                                        Price per Share
                                                                                         High            Low

Fiscal year 2003
First Quarter (May 1, 2002 through July 31, 2002)         $.30                 $.02

Second Quarter (August 1, 2002 through
 October 31, 2002)                                                             $.18                 $.06

Third Quarter (November 1, 2003
through January 31, 2003)                                                $.15                 $.03

Fourth Quarter (February 1, 2003
through April 30, 2003)                                                     $.15                 $.04

There are approximately 381 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - SELECTED FINANCIAL DATA

                                                                                     Fiscal Years Ended April 30,
                                                                 2003             2002                 2001

Income Statement Data
Net Sales                                                                     $ 196                 $ 5,948             $ 6,144

Net Income (loss)                                                         $(345,283)             $(410,294)             $(88,729)

Per Share Data
Net Income (loss)                                                         $ (.01)                 $ (.01)                         $ --

                                                                                                            As of April 30,
                                                                                        2003                 2002                     2001

Balance Sheet Data
Total Assets                                                                 $ 212                 $ 1,584                     $ 34,302

Total Liabilities                                                             $ 76,637             $ 416,912                 $ 45,336

Stockholders' Equity (Deficit)                                     $(76,425)             $(415,328)             $(11,034)

Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this report and can be identified by the use of terminology such as "anticipate," "believe," "estimate," "intend," "may," "could," "possible," "plan," "will," "forecast," and similar words or expressions. The Company's forward-looking statements generally relate to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration any payment of dividends. Investors must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

Results of Operations

YEAR ENDED APRIL 30, 2001 COMPARED TO YEAR ENDED APRIL 30, 2002.

Revenues decreased in 2002 to $5,948 from $6,144 in 2001. Administrative expenses increased in 2002, to $385,540 from $92,177 in 2001. The administrative expense increased because of $300,000 accrued for legal fees relating to Marvel Enterprises, Inc's opposition to the Company's Spiderboy trademark. This obligation was settled on June 3, 2002 through the issuance of 3,000,000 shares of the Company's common stock. Interest expense was $2,950 in 2002, compared to $2,500 in 2001.

The result was that there was a net loss of $410,294 in 2002, compared to a net loss of $88,729 in 2001. The net loss per share in 2002 was $.01 compared to a net loss per share of less than $.01 in 2001.

YEAR ENDED APRIL 30, 2002 COMPARED TO YEAR ENDED APRIL 30, 2003.

Revenues decreased in 2003 to $196 from $5,948 in 2002. Administrative expenses decreased in 2003, to $345,083 from $385,540 in 2002. Interest expense was $200 in 2003, from $2,950 in 2002.

The result was that there was a net loss of $345,283 in 2003, compared to a net loss of $410,294 in 2002. The net loss per share in 2003 was $.01 the same as the net loss per share of $.01 in 2002.

Liquidity and Capital Resources

In May 2002 the Company settled $678,186 in accounts payable and notes payable through the issuance of 6,674,947 shares of its common stock to these creditors. The Company feels this debt restructuring and its plan ventures into the entertainment industry will allow it to raise additional debt and equity financing. The Company is still attempting to raise money or further operations, though there are no specific plans for venture capital at this time. If the Company is unsuccessful in these efforts, the Company may be unable to continue in existence.

Product Research and Development

The Company does not anticipate conducting and product research and development during the next 12 months that would require significant capital.

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

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, with a brief description, are as follows:

Name                                             Position

Norman Pardo                                 Chairman, President, CEO, Director

John Bolan                                         CFO, Director

Jim Cullen                                             Director

Kimberly F. Oliver                               Director

Michael S. Edwards                             Director

Norman Pardo, is the Chairman of the Board, President, and Chief Executive Officer, Spiderboy.Com, Inc. Mr. Pardo is responsible for the development of the Company and will oversee the development of the entertainment division. Mr. Pardo is a successful real estate investor and entrepreneur. He is a computer expert in HTML, JAVA, C++ and PROTOCOLS, which has enabled him to build thousands of internet web pages over the years.

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

Item 11. - EXECUTIVE COMPENSATION.

There are no officers or directors that received compensation in excess of $60,000 or more during the last year. Mr. Pardo has accrued a salary of $23,400 in the past year, and at April 30, 2003 was owed $47,150 in accrued salary.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as to the owners of 5% or more of the voting securities, and officers and directors of the company:

Name of Beneficial Owner             Number of Shares                 % of Ownership

Norman Pardo                                 27,740,000                             63%

John Bolan                                         1,000,000                                 2%

Jim Cullen                                         60,000                                         1%

Michael Edwards                                 6,000                                         1%

Kim Oliver                                         12,000                                         1%

Kenneth Greenberg                         3,000,000                                         7%

Craig Brand                                     3,000,000                                         7%

All officers and Directors
as a group                                         28,818,000                                     66%

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended April 30, 2003, April 30, 2002 and April 30, 2001.

(b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

None

All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

(d) There are no exhibits.

TABLE OF CONTENTS

Page

Independent Auditors' Report                                         1

Consolidated Financial Statements:

Consolidated Balance Sheets                                           2

Consolidated Statements of Operations                           3

Consolidated Statements of
Stockholders' Equity (Deficit)                                         4

Consolidated Statements of Cash Flows                         5

Notes to Consolidated Financial Statements                    6

Callahan, Johnston & Associates, LLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Spiderboy International, Inc.
(A Development Stage Company)
Fort Myers, Florida

We have audited the accompanying consolidated balance sheets of Spiderboy International, Inc. as of April 30, 2003, 2002, and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 18, 1999 to April 30, 2003. These consolidated financial statements are the responsibility of the Company' s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiderboy International, Inc. as of April 30, 2003, 2002 and 2001 and the results of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from November 18, 1999 to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company' s significant operating losses and the substantial stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Callahan, Johnston & Associates, LLC
CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
August 12, 2003

7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
Telephone: (612)861-0970 Fax: (612)861-5827
E-mail: cjacallahan@qwest.com

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

April 30,                          2003         2002         2001

ASSETS

Current assets:
Cash in bank                         $ -         $1,287    $ 2,671

Attorney Trust Account                 -         -         1,249

Total current assets                   -          1,287     3,920

Fixed assets                           424         424         424

Less accumulated depreciation          212          127      42

Net fixed assets                         212      297        382

Other assets:
Purchased domain names
and technology rights                 40,000     40,000     40,000

Less accumulated amortization         18,000     18,000     10,000

Less allowance for impairment         22,000       22,000     -

Total other assets                   -         -         30,000

Total assets                         $ 212     $ 1,584 $ 34,302

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable                     $ 19,488 $ 341,482 $ 7,917

Accrued payroll and related             51,830     25,686   -

Accrued income taxes                     2,919     2,919     2,919

Accrued interest                         400         4,825   2,500

Convertible notes payable             2,000          42,000 32,000

Total current liabilities             76,637     416,912 45,336

Stockholders' equity (deficit):
Preferred stock: undesignated par value;
5,000,000 shares authorized; none issued
and outstanding                             -     -            -

Common stock: no par value; 50,000,000
shares authorized; issued and outstanding
Shares 43,627,775 in 2003, 36,952,858 in
2002, 36,952,858 in 2001 1,270,401
586,215 580,215 Accumulated deficit 473,725) (473,725) (473,725)

Deficit accumulated during
development stage                   (873,101) (527,818) (117,524)

Total stockholders' equity (deficit) (76,425) (415,328) (11,034)

Total liabilities and stockholders'
equity (deficit)                         $ 212   $ 1,584 $ 34,302

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Reentrance Into
                                                                                                                             Development
                                                                                                                                 Stage
                                                                                                                             (November 18,
                                                                                                                                     1999) To
                                          Years Ended April 30, April 30,
                                 2003    2002     2001     2003

Revenues                         $ -     $ 196     $ 5,948 $ 6,144

Administrative expenses     (345,083) (385,540) (92,177) (851,595)

Interest expense             (200)     (2,950) (2,500) (5,450)

Allowance for asset impairment -         (22,000)     - (22,000)

Income tax expense (benefit)   -     -         -             -

Net income (loss)         (345,283) (410,294) (88,729) (873,101)

Other comprehensive
income (loss)                  -     -         -         -

Comprehensive
income (loss)       $ (345,283) $ (410,294) $ (88,729) $ (873,101)

Basic earnings
(loss) per share       $ (.01)     $ (.01)     $ -     $ (.02)

Weighted average
number of
shares outstanding 43,085,376 36,952,858 36,223,571 38,292,958

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                                                                               Accumulated
                                                                                                                                 During
                                   Preferred Stock     Common Stock             Accumulated Development
                                      Shares     Amount     Shares     Amount     Deficit     Stage     Total

BALANCES, April
30, 1998                     - $ - 5,425,920 $ 437,415 $(472,166) $ - $ (34,751)

Fiscal year 1999              -     -     -     -     (1,040)     -     (1,040)

BALANCES, April 30, 1999     -     -     5,425,920     437,415     (473,206) - (35,791)

Issuance of common stock at
$.0001 per share             -        -     30,000,000 3,000     -         -     3,000

Spiderboy.com, Inc.
stock issuance at
$.05 per equivalent share     -     -         847,023     43,000     -     -     43,000

Additional equity
contributions to
cover administrative expenses
and settle liabilities         -         -         -         7,968     -     -     7,968

Fiscal year 2000                 -         -         -         - (519) (28,795) (29,314)

BALANCES, April 30, 2000         - - 36,272,943 491,383 (473,725) (28,795) (11,137)

Spiderboy.com, Inc. stock issuance at
$.05 per equivalent share         -     -     590,947     30,000     -     -     30,000

Additional equity contributions to
cover administrative expenses and
settle liabilities                 -     -     -         49,938     -     -     49,938

Issuance of common stock at
$.10 per share                     -        -     88,938     8,894     -     -     8,894

Fiscal year 2001                   -     -     -     -     -     (88,729) (88,729)

BALANCES, April 30, 2001             -     -     36,952,828     580,215 (473,725) (117,524) (11,034)

Contributed capital from donated rent -     -     -     6,000     -     -     6,000

Fiscal year 2002                      -     -     -     -     -     (410,294) (410,294)

BALANCES, April 30, 2002      -     -     36,952,828     586,215 (473,725) (527,818) (415,328)

Contributed capital from
donated rent                     -     -     -             6,000     -     -         6,000

Issuance of common stock at $.01 to
$.12 per share in settlement of
liabilities                        -     -      6,674,947     678,186     -     - 678,186

Fiscal year 2002                    -     -      -             -     - (345,283) (345,283)

BALANCES, April 30, 2003         - $ - 43,627,775 $1,270,401 $(473,725) $(873,101) $ (76,425)

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) In Cash

                                                   Reentrance Into
                                                                                                                             Development
                                                                                                                             Stage
                                                                                                                             (November 18,
                                                                                                                                 1999) To
                                   Years Ended
 April 30,                         April 30,
                                                                                        2003     2002     2001     2003

Cash flows from operating
activities:

Net income (loss)      $(345,283) $(410,294) $ (88,729) $(873,101)

Adjustments to reconcile net
income (loss) to cash flows
from operating activities:
Donated rent              6,000         6,000     -         12,000

Depreciation                 85             85     42         212

Amortization                 -           8,000     8,000    18,000

Allowance for asset
impairment                     -        22,000         -    22,000

Attorney Trust Account         -         1,249         751     -

Accounts payable and other
current liabilities         337,911     361,576  (17,616) 676,513

Net cash flows from operating
activities                     (1,287) (11,384) (97,552) (144,376)

Cash flows from financing
activities:
Proceeds of convertible
notes payable                     -     10,000     32,000 42,000

Principal payments on note
payable - related party             -      - (25,000)     (40,000)

Proceeds from issuance of
common stock and additional
equity contributions           -         -     88,832 142,800

Net cash flows from financing
activities                     -     10,000     95,832 144,800

Cash flows from investing
activities:
Purchase of fixed assets   -         -     (424) (424)

Increase (decrease) in cash (1,287) (1,384) (2,144) -

Cash:
Beginning of year         1,287     2,671     4,815     -

End of year               $ -     $ 1,287     $ 2,671 $ -

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated on February 11, 1959, under the laws of the State of Minnesota. On April 13, 1988, the Company changed its name to High Country Ventures, Inc.

High Country Ventures, Inc. formerly acted as a holding company for its wholly-owned subsidiary, High Country Fashions, Inc. (HCF). On April 29, 1997 the Company abandoned its investment in HCF and approved the transfer of HCF to Continental Casuals, LTD, a Company owned by High Country Ventures, Inc.' s then President and then majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of HCF exceeded its assets.

From April 29, 1997 to October 26, 2000 the Company had no operations. On October 26, 2000, the Company acquired Spiderboy.com, Inc. At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc. This merger was accounted for as a pooling of interests, and accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows. Information concerning common stock has been restated on an equivalent share basis. There were no transactions between the companies prior to the merger. The effects of conforming Spiderboy.com, Inc.' s accounting polices to those of the Company were not material.

Spiderboy.com, Inc. was in the business of creating and running the Spiderboy.com search portal on the world wide web. Spiderboy.com search portal acted as an information based web portal. Spiderboy.com was supported by web designing, hosting, banner advertisements, affiliate marketing and our own e-commerce sites. The main focus of the Spiderboy search portal was to create ad revenue by providing content information from local television guides, newspapers, government entities, hospitals, hotels and airports from around the world. Spiderboy.com owned various domain names and had numerous web portals. Spiderboy.com was to have offered web design and hosting facilities at very competitive prices to businesses and build on the relationships to create e-commerce sites for these companies.

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business (Continued)

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

Cash Equivalents

Investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. Certificates of deposit and other securities with original maturities over three months are classified as short term investments. At April 30, 2003, 2002 and 2001, there were no cash equivalents.

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues are earned from banner advertising and/or links placed on pages of the Spiderboy web site. Revenues are recognized in the period the advertising is displayed on the pages of the Spiderboy web site. Revenues relating to domain name sales are recorded at the date of sale. Revenues from domain name licensing are recognized ratably on a straight-line basis over the life of the agreement. In all cases revenue recognition will be subject to the following criteria:

- Existence of an agreement,

- All required services have been rendered or delivery has occurred,

- The selling price is fixed and determinable, and

- Collectibility is reasonably assured.

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

Key Personnel

Marketing efforts, consulting services and technical and administrative efforts of the Company' s majority stockholder have accounted for 100% of the Company' s activities inception to date. No employment agreement currently exists with this stockholder.

Development Stage

The Company has not commenced principal operations and is considered to be in the development stage (see Note 2).

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties (Continued)

Domain A Squatting"

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

The Company does not feel its registered domain names could be construed as domain "squatting". The Company' s registered domain names are being incorporated into "Spiderboy' s Web" and "Spiderboy' s

Information Superhighway". The Company is offering to link these registered domain names to existing sites for these geographical or business entities. In addition, the Company is offering to assist with development of these sites for the geographical or business entities.

Since some of these registered domain names incorporate well known and/or trademarked names, it is at least reasonably possible that a claim of domain "squatting" be brought against the Company. If such a claim was brought, the Company feels its exposure would be limited to forfeiture of that name. Management does not feel such a forfeiture would materially impact the Company' s operations.

Trademark Opposition

Marvel Comics has filed an opposition to the Company' s A Spiderboy@ trademark. The Company obtained this trademark after Marvel Comics had allowed it to lapse. The Company and its legal counsel feel there is no A public confusion@ and that the trademark will be retained for the Company and its web crawlers. This matter is in the early stages and it ultimate resolution can not be determined.

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

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

Long-Lived Assets

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
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with our Company' s financial statements. Comprehensive income is defined as the change in a business enterprise' s equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended April 30, 2003, 2002 and 2001, and the period from November 18, 1999 to April 30, 2003, net income and comprehensive income were equivalent.

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

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

NOTE 2 - DEVELOPMENT STAGE COMPANY

Spiderboy International, Inc. is deemed to be in the development stage. Simultaneous with the acquisition Spiderboy.com, Inc. the Company is deemed to have reentered the development stage effective at Spiderboy.com, Inc.' s date of incorporation, November 18, 1999.

To date the Company has devoted the majority of its efforts to: raising capital; registration and/or acquisition of domain names and annual registration to protect these domain names; search engine and web site development; and researching and articulating the plan of operations for the purpose of introducing Spiderboy.com. In fiscal year 2002, the Company also retained consultants to assist it in entering the entertainment industry. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until 2004.

Management feels that it can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

NOTE 3 - DISPUTED LIABILITIES

On April 29, 1997, at the time of the abandonment of High Country Fashions, Inc. (HCF) and its subsequent transfer to Continental Casuals, LTD, the Company became inactive (see Note 1). On January 7, 1998, HCF voluntarily filed a petition under Chapter 7 of the U.S. Bankruptcy Code. On July 24, 1999, the trustee for HCF' s bankruptcy filed a no-asset report with the Court indicating HCF had no property available for distribution from the bankruptcy estate. On October 5, 1999, HCF' s bankruptcy case was closed and all of its obligations discharged.

Although none of HCF' s creditors pursued collection from the Company, the Company settled certain of these liabilities through payments of cash totaling $30,000 and the transfer of 100,000 of the Company' s common stock owned by one of the Company' s largest stockholders. Through April 30, 2003 no other creditors of HCF have contacted the Company.

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

 NOTE 4 CONVERTIBLE NOTES PAYABLE

The Company borrowed $25,000 in November 2000 under an unsecured note bearing interest at prime plus 2% and maturing March 30, 2001. This note and the related accrued interest were convertible into the Company' s common stock at $.10 per share at the option of the note holder. On May 29, 2002, the note holder converted this note and $2,500 in accrued interest into 275,000 shares of the Company' s common stock.

Other individuals had advanced the Company $22,000 under verbal agreements. This indebtedness is also convertible into shares of the Company' s common stock at $.10 per share at the option of the creditor. These advances are unsecured, noninterest bearing and due on demand. On May 29, 2002, $20,000 of this indebtedness was settled through conversion into 200,000 shares of the Company' s common stock.

NOTE 5 RELATED PARTY TRANSACTIONS

Office Space/Furniture and Equipment

The Company currently receives office space and use of certain furniture and equipment from its majority stockholder under a month-to-month agreement at no cost. A value of $6,000 has been reflected for these donated rentals in the accompanying financial statements in 2003 and 2002.

Note Payable - Related Party

In February 2000, the Company purchased domain names, websites in progress, and rights and technology relating to the Spiderboy.com search engine for a $40,000 note payable to Captiva Outback Corporation. Captiva Outback Corporation is wholly owned by the Company' s majority stockholder. This note was unsecured and non interest bearing through August 17, 2000. After August 17, 2000 interest was to accrue at 6% compounded monthly on an unpaid balance, but this interest was forgiven. This note was repaid in full in fiscal years 2000 and 2001.

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

NOTE 6 INCOME TAXES

The abandonment of High Country Fashions, Inc. on April 29, 1997, resulted in debt cancellation income of $1,600,000. The Company excluded this debt cancellation from income under the insolvency exclusion allowed for under the Internal Revenue Code. Under audit the Internal Revenue Service could question the Company' s use of the insolvency exclusion. The Company feels that use of the insolvency exclusion is appropriate in that the Company was insolvent, liabilities exceeded assets, immediately before and also after the debt cancellation.

As a result of its exclusion of the debt cancellation income, the Company was required to reduce its tax attributes at that date. That reduced the Company' s net operating loss carryforwards to zero at that date. The Company' s subsequent net operating loss carryforwards are fully allowed for due to questions regarding the Company' s ability to utilize these losses before they expire.

Deferred tax asset relating to net operating loss carryforwards                         $ 250,000

Valuation allowance                                                                                           (250,000)

Net deferred tax asset                                                                                      $ -

At April 30, 2003, the Company has carryforwards as follows:
                                                                                                       Federal                 State

2013                                                                                                     $ 1,700 $ 1,700

2014                                                                                                         1,000 1,000

2015                                                                                                          7,000 4,000

2016                                                                                                          88,000 88,000

2017                                                                                                            410,000 410,000

2018                                                                                                           340,000 340,000

                                                                                                                   $ 847,700 $ 847,700

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2003, 2002, 2001 AND
PERIOD FROM NOVEMBER 18, 1999 TO APRIL 30, 2003

NOTE 7 - SUPPLEMENTAL INFORMATION

Supplemental cash flow information:

                                                                                                                                    Reentrance
                                                                                                                                    Into
                                                                                                                                    Development
                                                                                                                                    Stage
                                                                                                                                    (November 18,
                                                                                                                                       1999) to
                                                                                                                         Years Ended April 30,
April 30,                                                       2003             2002             2001                 2003

Interest paid                                                     $ -             $ -                     $ -                 $ -

Income taxes paid                                            $ -             $ -                      $ -                 $ -

Summary of non cash activity:

In February 2000, the Company purchased domain names and technology rights through issuance of a $40,000 note (see Note 5).

In 2002, the Company issued 6,674,947 shares of its common stock in settlement of liabilities totaling $678,186.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 15, 2003

SPIDERBOY INTERNATIONAL, INC.

by_________/S/___________________
Norman Pardo

CERTIFICATIONS

I, Norman Pardo, certify that:

1. I have reviewed this annual report on Form 10-KSB of Spiderboy International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date August 15, 2003 Signed: /s/Norman Pardo
----------------------------------------
Name Norman Pardo
Title: Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Norman Pardo, the Chief Executive Officer and principal financial officer of Spiderboy International, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Annual Report on Form 10-KSB for the period ended April 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2003 Signed: /s/ Norman Pardo
----------------------------------------
Name: Norman Pardo
Title: Chief Executive Officer and