Form 10QSB
period 2003-07-31
SPIDERBOY INTERNATIONAL INC
filed 2003-09-12
CIK 845879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
__X__ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended July 31, 2003

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

Yes __X__ No _____

Number of shares outstanding as of September 10, 2003: 43,627,775

INDEX

SPIDERBOY INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).
        Condensed balance sheets as of July 31, 2003
        and April 30, 2003                                       2

Condensed statements of operations for the three months
ended July 31, 2003 and 2002                                     3

Condensed statements of cash flow for the three months
ended July 31, 2003 and 2002                                     4

Notes to condensed financial statements                          5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                              8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                        9

Item 6. Exhibits and Reports on Form 8-K                         9

SIGNATURES

Item 1. Financial Statements (Unaudited)

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

Assets
	July 31, 2003	April 30, 2003
Assets
Cash in Bank	$ 31	$ -
Total Current Assets Fixed Assets, net of accumulated depreciation Other assets; Purchased domain names and technology rights, net of accumulated amortization and valuation allowance Total assets	$ -- 191 -- 222	$ -- 212 -- 212
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 19,534	$ 19,488
Accrued payroll and related	58,265	51,830
Accrued interest Accrued income taxes Convertible notes payable - stockholders	450 2,919 2,000	400 2,000 2,000
Total Current Liabilities	83,168	76,637
Stockholders' Equity
Preferred Stock, undesignated par value; 5,000,000 Shares Authorized, none issued and outstanding	-	-
Common Stock , no par value; 50,000,000 shares authorized; issued and outstanding shares 43,627,775 and 36,952,858, respectively	1,271,901	1,270,401
Accumulated deficit	(473,725)	(473,725)
Deficit accumulated during development stage	(881,122)	(873,101)

Total Stockholders' Equity	(82,946)	(76,425)
Total Liabilities & Stockholders' Equity	$ 222	$ 212

See Notes to Financial Statements.

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31, 2003 2002		Reentrance Into Development Stage (November 19, 1999) to July 31, 2003
Revenue	$-	$83	$6,144
Expenses
Advertising	-	-	2,255
Allowance for asset impairment	-	-	22,000
Amortization	-	2,000	18,000
Bank Service Charges	15	-	461
Depreciation	21	21	233
Domain Name Registration Costs	-	2,875	46,084
Postage and Delivery	-	-	531
Office Expenses	1,500	45	15,874
Payroll and related	6,435	-	367,965
Interest expense	50	-	5,700
Printing and reproduction Professional Consulting fees Shareholder expenses State Registration fees Maintenance and repairs Telephone Travel and entertainment Total expense	- - - - - - - 8,021	- 4,419 2,284 256 - - - 11,900	823 372,262 28,747 744 1,219 2,174 2,194 887,266
Net loss before income taxes	$ (8,021)	$ (11,817)	$ (881,122)
Other comprehensive income Comprehensive income (loss) Basic earnings (loss) per share	$ - (8,021) -	$ - (11,817) -	$ - (881,122) $(.02)
Weighted Average number of Shares Outstanding	43,627,775	37,016,146	38,656,516

SPIDERBOY INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in cash
(UNAUDITED)

	For the Three Months Ended July 31,		Reentrance Into Development Stage (November 19, 1999) to
	2003	2002	July 31, 2003
Cash flows from operating activities: Net loss	$ (8,021)	(11,817)	$(881,122)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	21	21	233
Amortization	-	2,000	18,000
Stock issued for services	-	-	300,000
Donated rent	1,500	-	13,500
Allowance for asset impairment	-	-	22,000
Attorney trust account	-	-	-
Accounts payable and accrued expenses	6,531	6,704	383,044
Net cash flows from operating activities	31	(3,092)	(144,345)
Cash flows from financing activities: Proceeds from common stock and additional equity contributions Proceeds from notes payable related party Principle reductions on note payable - related party	- - -	2,000 - -	142,800 42,000 (40,000)
Net cash flows from financing activities	-	2,000	144,800
Increase (decrease) in cash	31	(1,092)	31
Cash, beginning of period	-	2,671	-
Cash, end of period	$ 31	$ 1,579	$ 31

See Notes to Financial Statements.

SPIDERBOY INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2003
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended April 30,2003.

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

From April 29, 1997 to October 26, 2000 the Company had no operations. on October 26, 2000, the Company acquired Spiderboy.com, Inc. See October 23, 2000 Form 8-K). At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc. Spiderboy.com, Inc. (d/b/a Spiderboy.com) was formed under the laws of the State of Florida on November 18, 1999. Spiderboy.Com, Inc. was in the business of creating and running the Spiderboy.com search portal on the world wide web. Spiderboy.com search portal acted as an information based web portal. Spiderboy.com was supported by web designing, hosting, banner advertisements, affiliate marketing and our own e- commerce sites. The main focus of the Spiderboy search portal was to create ad revenue by providing content information from local television guides, newspapers, government entities, hospitals, hotels and airports from around the world. Spiderboy.com currently owned various domain names and had numerous web portals running. Spiderboy.com was to have offered web design and hosting facilities at very competitive prices to businesses and build on the relationships to create e-commerce sites for these companies. Due to the change in the Internet environment, we are phasing out some of our Internet assets and redirecting those resources into a new entertainment division. By entering into the entertainment arena, we will be able to enhance our corporate exposure and the exposure to our various websites to increase market penetration. We have also retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a professional quality film studio this will enable us to reach our future goals. The studio equipment is of the highest quality and will be used to create a new revenue stream by filming television commercials. We also plan to film music videos and film quality documentaries to be offered to networks. Our entertainment division is also in the process of signing up new singing talent and actors etc.

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

3. Development Stage Company

Spiderboy.com, Inc. is deemed to be in the development stage. Simultaneous with the acquisition Spiderboy International, Inc. is deemed to have reentered the development stage. To date the Company has devoted the majority of its efforts to: raising capital; registration and/or acquisition of domain names and annual registration to protect these domain names; search engine and web site development; and researching and articulating the plan of operations for the purpose of introducing Spiderboy.com and thereafter for providing information services via the Internet. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until 2004.  Management feels that it can complete development of "Spiderboy Search Portal" and "Spiderboy Entertainment" (see Note 1: Company) and generate sufficient site traffic that the Company can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful. Due to the change in the Internet environment, the Company is phasing out their Internet assets and redirecting those resources into a new entertainment division. The Company hopes that this entertainment division will be able to enhance its corporate exposure and the exposure to its various websites to increase market penetration. The Company has retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a film studio, this will enable it to reach its future goals. The Company also plans to film music videos and film quality documentaries to be offered to networks.

4. Disputed Liabilities

On April 29, 1997, at the time of the abandonment of High Country Fashions, Inc. (HCF) and its subsequent transfer to Continental Casuals,  LTD, the Company became inactive (see Note 1). On July 7, 1998, HCFvoluntarily filed a petition under Chapter 7 of the U.S.  Bankruptcy Code. On July 24, 1999, the trustee for HCF's bankruptcy filed a no- asset report with the Court indicating HCF had no property available for distribution from the bankruptcy estate. On October 5, 1999, HCF's bankruptcy case was closed and all of its obligations discharged.

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

6. Supplemental Information

Supplemental information:

Interest paid                        $ -             $ -

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

SPIDERBOY INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview:

The Company has devoted the majority of its efforts to: raising capital; retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a film studio, this will enable it to reach its future goals plus registration and/or acquisition of domain names and annual registration to protect these domain names; search engine and web site development; and researching and articulating the plan of operations for the purpose of introducing Spiderboy.com and thereafter for providing information services via the Internet. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

We currently have one employee, Mark N. Pardo, who acts as the Company's CEO and CFO. Mr. Pardo has reviewed our disclosure controls and procedures and, given the simplicity of our business, he has concluded our current system is adequate to report all material events and information necessary to ensure compliance with our disclosure requirements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIDERBOY INTERNATIONAL, INC.

/s/Mark N. Pardo
Mark N. Pardo
Chief Executive Officer and Chief Financial Officer
Dated September 10, 2003

I, Mark N. Pardo certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A for the quarter ended July 31, 2003 of Spiderboy International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officers I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the registrant's certifying officers I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officers I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 10, 2003

/s/Mark N. Pardo

Mark N. Pardo
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit 99.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SPIDERBOY INTERNATIONAL, INC.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Mark N. Pardo, the Chief Executive Officer and Chief Financial Officer of Spiderboy International, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2003 (the "Report").

The undersigned hereby certifies that:

the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 10th day of September, 2003.

/s/Mark N. Pardo
Mark N. Pardo
Chief Executive Officer and Chief Financial Officer