Form 10QSB
period 2003-10-31
SPIDERBOY INTERNATIONAL INC
filed 2003-12-19
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the quarterly period ended October 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                        COMMISSION FILE NUMBER: 0-18292

                          SPIDERBOY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                  MINNESOTA                            41-0825298
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)


     13348 HIGHLAND CHASE PLACE, FORT MYERS, FLORIDA      33913
        (Address of principal executive offices)        (Zip Code)

                                 (239) 561-8777
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common equity, as of December 15, 2003 was 43,627,775 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Page Number
Part I.  Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item I.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended
         October 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . 3
         Condensed Statements of Operations (Unaudited) for the Three Months
         Ended October 31, 2003 and 2002 and For the Six Months Ended October 31,
         2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Condensed Balance Sheet as of October 31, 2003 (Unaudited). . . . . . . . 5
         Notes to condensed financial statements . . . . . . . . . . . . . . . . . 6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . 8
Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . .10
Part II. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . .10
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .11
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .11
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                             PART 1 - FINANCIAL INFORMATION
                             ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                                SPIDERBOY INTERNATIONAL, INC.
                                (A Development Stage Company)
                              Condensed Statements of Cash Flows
                                         (UNAUDITED)


                                                                              Reentrance Into
                                                                             Development Stage
                                                                               (November 19,
                                                                                  1999) to
                                                 Six Months Ended October 31,   October 31,
                                                 ---------------------------  ---------------
Cash Flows from operating activities:                 2003          2002           2003
                                                  -----------  -------------  ---------------
Net income (loss)                                 $   (1,722)  $   (321,136)  $     (874,823)
Adjustments to reconcile net loss to cash flows
from operating activities:
Gain on sale of discontinued operations              (17,947)           - -          (17,947)
Depreciation                                              42             42              254
Amortization                                             - -            - -           18,000
Stock issued for services                                - -        300,000          300,000
Donated rent                                           3,000            - -           15,000
Allowance for asset impairment                           - -            - -           22,000
Net liabilities of discontinued operations            12,927         19,819          389,440
                                                  -----------  -------------  ---------------

Net cash flows from operating activities              (3,700)        (1,275)        (148,076)
                                                  -----------  -------------  ---------------

Cash flows from investing activities:
Purchase of fixed assets                                 - -            - -             (424)
                                                  -----------  -------------  ---------------

Cash flows from financing activities:
Proceeds from common stock and additional
equity contributions                                   3,700            - -          146,500
Proceeds from notes payable - related party              - -            - -           42,000
Principal reductions on note payable - related
party                                                    - -            - -          (40,000)
                                                  -----------  -------------  ---------------

Net cash flows from financing activities               3,700            - -          148,500
                                                  -----------  -------------  ---------------

Increase (decrease) in cash                              - -         (1,275)             - -

Cash, beginning of period                                - -          1,287              - -
                                                  -----------  -------------  ---------------

Cash, end of period                               $      - -   $         12   $          - -
                                                  ===========  =============  ===============



           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              SPIDERBOY INTERNATIONAL, INC.
                                              (A Development Stage Company)
                                            Condensed Statements of Operations
                                                       (UNAUDITED)


                                                                                                         REENTRANCE
                                                                                                            INTO
                                                                                                         DEVELOPMENT
                                                                                                            STAGE
                                                    THREE MONTHS ENDED       SIX MONTHS ENDED OCTOBER    NOVEMBER 19,
                                                        OCTOBER 31,                    31,                 1999 TO
                                                --------------------------  --------------------------   OCTOBER 31,
                                                    2003          2002          2003          2002          2003
                                                ------------  ------------  ------------  ------------  ------------
Revenues                                        $       - -   $       - -   $       - -   $       - -   $       - -
                                                ------------  ------------  ------------  ------------  ------------

Operating expenses                                      - -           - -           - -           - -           - -
                                                ------------  ------------  ------------  ------------  ------------

Income (loss) from continuing operations                - -           - -           - -           - -           - -

Income (loss) from operations of
discontinued operations, less applicable
income taxes of $-0-                                (11,648)       (9,635)      (19,669)     (321,136)     (892,770)

Gain (loss) on disposal of discontinued
operations, less applicable income taxes of
$-0-                                                 17,947           - -        17,947           - -        17,947
                                                ------------  ------------  ------------  ------------  ------------

Net income (loss) before income taxes                 6,299        (9,635)       (1,722)     (321,136)     (874,823)

Income tax expense                                      - -           - -           - -           - -           - -
                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                     6,299        (9,635)       (1,722)     (321,136)     (874,823)

Other comprehensive income                              - -           - -           - -           - -           - -
                                                ------------  ------------  ------------  ------------  ------------

Comprehensive income (loss)                           6,299        (9,635)       (1,722)     (321,136)     (874,823)
                                                ============  ============  ============  ============  ============

Basic earnings (loss) per share                         - -           - -           - -          (.01)         (.02)
                                                ============  ============  ============  ============  ============

Weighted average number of shares outstanding    43,627,775    43,616,175    43,627,775    39,731,245    38,973,683
                                                ============  ============  ============  ============  ============




                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      SPIDERBOY INTERNATIONAL, INC.
                                      (A Development Stage Company)
                                        Condensed Balance Sheets
                                               (UNAUDITED)


                                                                   OCTOBER 31, 2003    APRIL 30, 2003
                                                                  ------------------  ----------------
                                     ASSETS
                                     ------

Assets of discontinued operations                                 $             - -   $           212
                                                                  ------------------  ----------------

Total assets                                                                    - -               212
                                                                  ==================  ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
Liabilities of discontinued operations                                        2,919            76,637
                                                                  ------------------  ----------------

Total current liabilities                                                     2,919            76,637
                                                                  ------------------  ----------------

Stockholders equity:
Preferred stock, undesignated par value; 5,000,000 shares
authorized; none issued and outstanding                                         - -               - -
Common stock, no par value; 50,000,000 shares authorized; issued
and outstanding shares 43,627,775 and 43,627,775, respectively            1,345,629         1,270,401
Accumulated deficit                                                        (473,725)         (473,725)
Deficit accumulated during development stage                               (874,823)         (873,101)
                                                                  ------------------  ----------------

Total stockholders' equity                                                   (2,919)          (76,425)
                                                                  ------------------  ----------------

Total liabilities and stockholders' equity                        $             - -   $           212
                                                                  ==================  ================




               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          SPIDERBOY INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                October 31, 2003
                                   (UNAUDITED)

NOTE  A.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. For further information, refer to the financial statements and footnotes thereto, included in the Company's Form 10-K for the year ended April 30, 2003.

     1.     COMPANY

The Company was incorporated on February 11, 1959, under the laws of the State of Minnesota. On April 13, 1988, the Company changed its name to High Country Ventures, Inc.

High Country Ventures, Inc. formerly acted as a holding company for its wholly-owned subsidiary, High Country Fashions, Inc. (HCF). On April 29, 1997 the Company abandoned its investment in HCF and approved the transfer of HCF to Continental Casuals, LTD, a Company owned by High Country Ventures, Inc.'s then-President and then majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of HCF exceeded its assets.

From April 29, 1997 to October 26, 2000 the Company had no operations. On October 26, 2000, the Company acquired Spiderboy.com, Inc. (See October 23, 2000 Form 8-K). At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc. Spiderboy.com, Inc. (d/b/a Spiderboy.com) was formed under the laws of the State of Florida on November 18, 1999. Spiderboy.com, Inc. was in the business of creating and running the Spiderboy.com search portal on the world wide web. Spiderboy.com search portal acted as an information based web portal. Spiderboy.com was supported by web designing, hosting, banner advertisements, affiliate marketing and our own e-commerce sites. The main focus of the Spiderboy search portal was to create ad revenue by providing content information from local television guides, newspapers, government entities, hospitals, hotels and airports from around the world. Spiderboy.com owned various domain names and had numerous web portals running. Spiderboy.com was to have offered web design and hosting facilities at very competitive prices to businesses and build on the relationships to create e-commerce sites for these companies. Due to the change in the Internet environment, the Company phased out some of our Internet assets and redirecting those resources into a new entertainment division. The hope of the Company was that by entering into the entertainment arena, the Company would be able to enhance our corporate exposure and the exposure to our various websites to increase market penetration. We retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a professional quality film studio this will enable us to reach our future goals. Due to competitive pressures and limited resources the Company was not able to realize its goal of entering the entertainment arena. In fiscal year 2004 the Company effectively had no operations and its only activity related to maintenance of its corporate status.

On December 5, 2003 the Company entered into an agreement with its then president and majority shareholder, Mark N. Pardo, to sell him all of the Company's right, title, and interest, if any, in its tangible and intangible assets relating to its e-commerce and entertainment activities (including but not limited to: intellectual rights; films; film footage; office equipment and film equipment). The purchase price of $18,117 was paid by Mr. Pardo through the assumption of liabilities. At the same time as this agreement Mr. Pardo contributed accrued payroll and notes owed him by the Company as additional equity. This equity contribution totaled $67,329. Various other shareholders of the Company also contributed cash or liabilities to the Company as additional equity.

On December 5, 2003 Mr. Pardo sold majority ownership of the Company to two investors for $250,000. As a part of this transaction Mr. Pardo received a promissory note for $160,000. This note bears no interest and is secured by a majority interest in the Company's common stock and due as follows:

     -     $30,000  on  January  24,  2004

     -     $13,000  a  month  from  February  24,  2004  to  November  24,  2004

As a part of this stock purchase agreement the purchasers committed to a 51% interest in BigVault, Inc. (BigVault), a Delaware corporation, being contributed to the Company as a contribution of capital at no charge to the Company. BigVault is an online data storage company.

     2.     DEVELOPMENT  STAGE  COMPANY

Spiderboy.com, Inc. is deemed to be in the development stage. Simultaneous with the acquisition Spiderboy International, Inc. is deemed to have reentered the development stage. To date the Company has devoted the majority of its efforts to: raising capital; maintenance of its corporate status and the search for viable business operations. Planned principal operations have not yet commenced.

Management feels that the Company can generate sufficient revenues to achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

     3.     DISPUTED  LIABILITIES

On April 29, 1997, at the time of the abandonment of High Country Fashions, Inc.
(HCF) and its subsequent transfer to Continental Casuals, LTD, the Company became inactive (see Note 1). On July 7, 1998, HCF voluntarily filed a petition under Chapter 7 of the U.S. Bankruptcy Code. On July 24, 1999, the trustee for HCF's bankruptcy filed a no-asset report with the Court indicating HCF had no property available for distribution from the bankruptcy estate. On October 5, 1999, HCF's bankruptcy case was closed and all of its obligations discharged.

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

     5.     SUPPLEMENTAL INFORMATION

            Supplemental information:
             Interest paid                $    -  $    -

           Summary of non cash activity:

On May 29, 2002, $375,186 in convertible debt, accrued interest and accounts payable were converted into 3,751,855 shares of the Company's common stock at $0.10 per share.

On May 27, 2002, the Company issued 3,000,000 shares of the Company's common stock at $0.10 per share to its new chief operating officer.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

THIS  QUARTERLY  REPORT  ON  FORM  10-QSB  CONTAINS  STATEMENTS WHICH CONSTITUTE
FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS,"
"INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS, AMONG OTHER FACTORS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

BUSINESS  OVERVIEW

During the quarter ended October 31, 2003, the Company and its employees have devoted the majority of their efforts to raising capital and the use of professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment in its effort to open a film studio.

On December 5, 2003 Mr. Pardo sold majority ownership of the Company. In the stock purchase agreement the purchasers committed to a 51% interest in BigVault, Inc., a Delaware corporation ("BigVault"), being contributed to the Company as a contribution of capital at no charge to the Company. BigVault is an online data storage company that has not yet commenced operations.

We have not yet commenced our planned principal operations and do not anticipate principal revenues until 2004. To date the Company and Spiderboy.com, Inc. have been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. Failure of the Company and Spiderboy.com, Inc. to complete development and achieve profitable operations or the failure of its stockholders to fund necessary expenses of the Company and Spiderboy.com, Inc. could result in the Company being unable to continue as a going concern.

RESULTS  OF  OPERATIONS

Three months ended October 31, 2003 compared to the three months ended October
------------------------------------------------------------------------------
31, 2002
--------

During the three months ended October 31, 2003, as well as during the three months ended October 31, 2002, the Company had no operating expenses.

During the three months ended October 31, 2003 the Company had a loss from discontinued operations of $11,648, compared to a loss of $9,635 during the comparable period of the prior year. During the three months ended October 31, 2003 the Company recorded an income of $17,947 from disposal of discontinued operations.

During the three months ended October 31, 2003, the Company had a net income of $6,299 compared to a loss of $9,635 during the comparable period of the prior year.

Six months ended October 31, 2003 compared to the six months ended October 31,
------------------------------------------------------------------------------
2002
----

During the six months ended October 31, 2003, as well as during the six months ended October 31, 2002, the Company had no operating expenses.

During the six months ended October 31, 2003 the Company had a loss from discontinued operations of $19,669, compared to a loss of $321,136 during the comparable period of the prior year. During the six months ended October 31, 2003 the Company recorded an income of $17,947 from disposal of discontinued operations, compared to $0 in the prior period. Net liabilities of discontinued operations were $12,927 in the six months ended October 31, 2003, compared to $19,819 in the prior period.

During the six months ended October 31, 2003, stock compensation was $0, compared to $300,000 in the prior period. The decrease is due to the stock option plans and consulting agreements which were initiated in 2002.

During the six months ended October 31, 2003, the Company received $3,000 of income in the form of donated rent, compared to $0 in the prior period. Net cash flows from financing activities were $3,700 for the six months ended October 31, 2003 compared to $0 in the prior period.

Due to the above reasons, the Company had a net loss of $1,722 compared to a loss of $321,136 during the comparable period of the prior year.

OPERATING  ACTIVITIES

Net cash flows from operating activities was $(3,700) for the three months ended October 31, 2003, compared to net cash flows of $(1,275) for the prior fiscal year period.

CERTAIN  TRANSACTIONS

On December 5, 2003 the Company entered into an agreement with its then president and majority shareholder, Mark N. Pardo, to sell him all of the Company's right in, title to, and interest in, if any, tangible and intangible assets relating to its e-commerce and entertainment activities (Including but not limited to: intellectual rights; films; film footage; office equipment and film equipment). The purchase price of $18,117 was paid by Mr. Pardo through the assumption of liabilities. At the same time as this agreement Mr. Pardo contributed accrued payroll and notes owed him by the Company as additional equity. This equity contribution totaled $67,329. Various other shareholders of the Company also contributed cash or liabilities to the Company as additional equity.

On December 5, 2003 Mr. Pardo sold majority ownership of the Company to two investors for $250,000. As a part of this transaction Mr. Pardo received a promissory note for $160,000. This note bears no interest and is secured by a majority interest in the Company's common stock and due as follows:

     -     $30,000  on  January  24,  2004

     -     $13,000  a  month  from  February  24,  2004  to  November  24,  2004

LIQUIDITY  AND  CAPITAL  RESOURCES

To date the Company and Spiderboy.com, Inc. have been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. These stockholders have indicated their intent to continue to fund expenses to sustain the Company and Spiderboy.com, Inc. Completion of Company's development depends on this on-going support. It is almost certain that the Company will be required to raise additional debt or equity financing to fund miscellaneous undertakings until profitable operations can be achieved.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM  3:  CONTROLS  AND  PROCEDURES
-----------------------------------

As of October 31, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended October 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

Trademark  Opposition

Marvel Comics has filed an opposition to the Company's "Spiderboy" trademark. The Company obtained the trademark after Marvel Comics had allowed it to lapse. The Company and its legal counsel feel there is no "public confusion" and that the trademark will be retained for the Company and its web crawlers. This matter is in the early stages and it ultimate resolution can not be determined.


ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

     The following Exhibits are filed herewith:

EXHIBIT NO.                               IDENTIFICATION OF EXHIBIT
-----------                               -------------------------

    31.1     Certification of Richard Mangiarelli, Chief Executive Officer of Spiderboy International, Inc.,
             pursuant to 18 U.S.C. Sec. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002.
    31.2     Certification of Richard Schmidt, Chief Financial Officer of Spiderboy International, Inc.
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.
    32.1     Certification of Richard Mangiarelli, Chief Executive Officer of Spiderboy International, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002
    32.2     Certification of Richard Schmidt, Chief Financial Officer of Spiderboy International, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.

(b)  Reports on Form 8-K.

None.


                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2003

                                                  SPIDERBOY
                                                  INTERNATIONAL, INC.



                                                  By  /s/ Richard  Mangiarelli
                                                      --------------------------
                                                      Richard Mangiarelli,
                                                      Chief Executive  Officer