Form 10QSB/A
period 2003-10-31
SPIDERBOY INTERNATIONAL INC
filed 2003-12-29
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549


                                  FORM 10-QSB/A


                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 2003


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        For the transition period from to

                         COMMISSION FILE NUMBER: 0-18292

                          SPIDERBOY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                 MINNESOTA                          41-0825298
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

            2820 La Mirada Drive, Suite H, Vista, CA            92083
             (Address of principal executive offices)         (Zip Code)

                                 (239) 561-8777
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of each of the issuer's classes of common equity, as of December 15, 2003 was 43,627,775 shares of common stock.

Transitional  Small  Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS


                                                                     Page Number
Explanatory Note. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Part I. Financial Information . . . . . . . . . . . . . . . . . . . . . . . . .4
Item 1. Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .4
Item 2. Management's Discussion and Analysis of Financial
        Condition and Analysis or Plan of Operation . . . . . . . . . . . . . .4
Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .4
Part II. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .5
Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .5
Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .5
Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . .5
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . .5
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .5
Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .6
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                EXPLANATORY NOTE

     On  December 19, 2003, we filed with the Securities and Exchange Commission
(SEC) our quarterly report on Form 10-QSB for the quarterly period ended October 31, 2003. This quarterly report on Form 10-QSB/A is being filed to include the following Exhibits which were omitted from the previously filed Form 10-QSB:

          -    Exhibit  3(i)  ("Articles  of  Incorporation");

          -    Exhibit  3(ii)  ("Restated  Articles  of  Incorporation");

          -    Exhibit  3(iii)  ("Restated  Articles  of  Incorporation");

          -    Exhibit  3  (iv)  ("Bylaws").

     The above-referenced Exhibits were omitted from the registrant's previously filed Form 10-QSB because their previous format was not suitable for filing with the SEC. Time constraints prevented the registrant from re-typing and re-formatting the Exhibits in time for their inclusion into the previously filed Form 10-QSB.

     It is important to note that this restated filing has no effect on our financial statements and accompanying notes for the nine months ended October 31, 2003 and 2002.

     The  amendments  being  made pursuant to this Form 10-QSB/A are as follows:

          - Item 6. "Exhibits and Reports on Form 8-K" has been revised to include the Articles of Incorporation and the Restated Articles of Incorporation, as well as the Bylaws of the registrant. See Exhibits 3(i), 3(ii), 3(iii) and 3(iv) hereto.

     Except as described above, no other changes have been made to our Quarterly Report on Form 10-QSB. For the convenience of the reader and as required under SEC rules, this Form 10-QSB/A sets forth the complete text of Item 6 rather than just the amended portions thereof. To preserve the nature and character of the disclosures set forth in these Items as originally filed, this Form 10-QSB/A continues to speak as of December 19, 2003, and we have not updated the disclosures in this Form 10-QSB/A to speak as of a later date or to reflect events which occurred at a later date. For Items not modified herein, reference should be made to our Quarterly Report on Form 10-QSB as filed with the SEC on December 19, 2003. The filing of this Form 10-QSB/A is not an admission that our Quarterly Report on Form 10-QSB, when made, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

MANAGEMENT'S  PLAN  OF  OPERATION

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

THIRD  QUARTER  COSTS  AND  CHANGES  IN  FINANCIAL  CONDITIONS

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

RESULTS  OF  OPERATIONS

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

RECENT  DEVELOPMENTS

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

OFF-BALANCE  SHEET  ARRANGEMENTS

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

ITEM  3.  CONTROLS  AND  PROCEDURES.

     As of December 23, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

ITEM  2.  CHANGES  IN  SECURITIES.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

ITEM  5.  OTHER  INFORMATION.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on December 19, 2003.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

The  following  Exhibits  are  filed  herewith:

   EXHIBIT NO.                   IDENTIFICATION OF EXHIBIT
   -----------                   -------------------------

      3(i)     Articles of Incorporation.
      3(ii)    Restated Articles of Incorporation.
      3(iii)   Restated Articles of Incorporation.
      3(iv)    Bylaws.
      31.1     Certification of Richard Mangiarelli, Chief Executive Officer of
               Spiderboy International, Inc., pursuant to 18 U.S.C. Sec. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2     Certification of Richard Schmidt, Chief Financial Officer of
               Spiderboy International, Inc. pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1     Certification of Richard Mangiarelli, Chief Executive Officer of
               Spiderboy International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002
      32.2     Certification of Richard Schmidt, Chief Financial Officer of
               Spiderboy International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES
                                   ----------


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     December  23,  2003

                                       SPIDERBOY  INTERNATIONAL,  INC.



                                       By /s/Richard  Mangiarelli
                                          --------------------------------------
                                          Richard  Mangiarelli,
                                          Chief  Executive  Officer