Form 10QSB
period 2004-01-31
SPIDERBOY INTERNATIONAL INC
filed 2004-03-16
CIK 845879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

X     Quarterly Report Under Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 (No Fee Required)

      For the quarterly period ended January 31, 2004


      Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from _____________ to _____________

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

                      6345 Glen Oaks Lane, Atlanta GA 30328
                    (Address of Principal Executive Offices)

                                 (404)-252- 1977
                 (Issuer's Telephone Number Including Area Code)

                13348 Highland Chase Place, Fort Myers, FL 33913
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---       ---

Number of shares outstanding as of March 10, 2004: 48,627,775

                                      INDEX

                          SPIDERBOY INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed balance sheets as of January 31, 2004 and
          April 30, 2003                                                      2

        Condensed statements of operations for the three months and nine
          months ended January 31, 2004 and 2003                              3

        Condensed statements of cash flow for the nine months
          ended January 31, 2004 and 2003                                     4

        Notes to condensed financial statements                               5

Item 2. Management's Discussion and Analysis of Financial

        Condition and Results of Operations                                   8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     9

Item 6. Exhibits and Reports on Form 8-K                                      9


SIGNATURES

Item 1. Financial Statements (Unaudited)

                          SPIDERBOY INTERNATIONAL, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                      January 31,    April 30,
                                                         2004          2003
                                                     -------------  -----------
                       ASSETS
                       ------
Assets of discontinued operations                    $         --   $       212
                                                     -------------  -----------
    Total assets                                     $         --   $       212
                                                     -------------  -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
  Accounts payable                                   $     35,077   $      - -
  Liabilities of discontinued operations                    2,919       76,637
                                                     -------------  -----------
    Total current liabilities                        $     37,996   $   76,637
                                                     -------------  -----------

Stockholders equity (deficit)
  Preferred stock, undesignated par value;
    4,000,000 shares authorized; none issued
    and outstanding                                            --           --
  Preferred stock, Series A, $.Ol par value;
    1,000,000 authorized; issued and outstanding
    1,000,000 and -0- respectively                         10,000           --
  Common stock, no par value; 50,000,000
    shares authorized; issued and outstanding
    shares 48,627,775 and 43,627,775, respectively      1,645,629    1,270,401
  Accumulated deficit                                    (473,725)    (473,725)
  Deficit accumulated during development stage         (1,219,900)    (873,101)
                                                     -------------  -----------
    Total stockholders' equity (deficit)                  (37,996)     (76,425)
                                                     -------------  -----------
    Total liabilities and stockholders'
      Equity (deficit)                                        212
                                                     =============  ===========


                       See notes to financial statements.

                                         SPIDERBOY INTERNATIONAL, INC.
                                         (A Development Stage Company)

                                       CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                                                              Reentrance Into
                                           Three Months                Nine Months           Development Stage
                                              Ended                       Ended              November 1999, to
                                            January 31,                 January 31              January 31
                                        2004          2003          2004          2003             2004
                                    --------------------------  --------------------------  -------------------

Revenues                            $        --   $        --   $        --   $        --   $               --
                                    ------------  ------------  ------------  ------------  -------------------

Operating expenses                     (345,077)           --      (345,007)           --             (345,077)
                                    ------------  ------------  ------------  ------------  -------------------

Income (loss) from continuing
  operations                           (345,077)           --      (345,007)           --             (345,077)

Income (loss) from operations of
  discontinued operations, less
  applicable income taxes of $-0-            --        (9,041)       19,669      (330,176)            (892,770)

Gain (loss) on disposal of
  discontinued operations, less
  applicable income taxes of $-0-            --            --        17,947            --               17,947
                                    ------------  ------------  ------------  ------------  -------------------

Net income (loss) before
  income taxes                         (345,077)       (9,041)     (346,799)     (330,176)          (1,219,900)

Income tax expense                           --            --            --            --                   --
                                    ------------  ------------  ------------  ------------  -------------------

     Net income (loss)                 (345,077)       (9,041)     (346,799)     (330,176)          (1,219,900)

Other comprehensive income                   --            --            --            --                   --
                                    ------------  ------------  ------------  ------------  -------------------

Comprehensive income (loss)         $  (345,077)  $    (9,041)  $  (346,799)  $  (330,176)  $       (1,219,900)
                                    ============  ============  ============  ============  ===================

Basic earnings (loss) per share     $      (.01)  $        --   $      (.01)  $      (.01)  $             (.03)
                                    ============  ============  ============  ============  ===================

Weighted average number of
  shares outstanding                 45,294,442    43,627,775    48,610,921    41,436,107           39,350,591
                                    ============  ============  ============  ============  ===================

                       See Notes to Financial Statements.

                            SPIDERBOY INTERNATIONAL, INC.
                            (A Development Stage Company)

                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                             Increase (Decrease) in Cash


                                              Nine Months
                                                Ended              Reentrance Into
                                              January 31,         Development Stage
                                        ----------------------   (November 19, 1999)
                                           2004        2003      to January 31, 2004
                                        ----------------------  ---------------------
Cash flows from operating activities:
  Net income (loss)                     $(346,799)  $(330,176)  $         (1,219,900)
  Adjustments to reconcile net
    loss to cash flows from
    operating activities:
     Gain on sale of discontinued
       Operations                         (17,947)         --                (17,947)
     Depreciation                              42          64                    254
     Amortization                              --          --                 18,000
     Stock issued for services            310,000     300,000                610,000
     Donated rent                           3,000          --                 15,000
     Allowance for asset
       Impairment                              --          --                 22,000
     Accounts payable                      35,077          --                 35,077
     Net liabilities of
       Discontinued operations             12,927      26,302                389,440
                                        ----------  ----------  ---------------------

Net cash flows from operating
  activities                              (3, 700)    (3, 810)             (148, 076)
                                        ----------  ----------  ---------------------

Cash flows from investing activities:
  Purchase of fixed assets                     --          --                   (424)

Cash flows from financing activities:
  Proceeds from common stock and
    additional equity contributions         3,700          --                146,500

  Proceeds from notes payable -
    related party                              --       2,523                 42,000

  Principal reductions on note
    Payable - related party                    --          --                (40,000)
                                        ----------  ----------  ---------------------

Net cash flows from financing
  Activities                                3,700       2,523                148,500
                                        ----------  ----------  ---------------------

Increase (decrease) in cash                    --      (1,287)                    --

Cash, beginning of period                      --       1,287                     --
                                        ----------  ----------  ---------------------

Cash, end of period                     $      --   $      --   $                 --
                                        ==========  ==========  =====================


                       See Notes to Financial Statements.

                          SPIDERBOY INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                January 31, 2004
                                   (Unaudited)


A.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form l0-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended April 30,2003.


1.   Company

     The Company was incorporated on February 11, 1959, under the laws of the State of Minnesota. On April 13, 1988, the Company changed its name to High Country Ventures, Inc.

     High Country Ventures, Inc. formerly acted as a holding company for its wholly-owned subsidiary, High Country Fashions, Inc. (HCF) . On April 29, 1997 the Company abandoned its investment in HCF and approved the transfer of HCF to Continental Casuals, LTD, a Company owned by High Country Ventures, Inc.'s then President and then majority stockholder. The Company recorded a gain on this abandonment and resulting debt cancellation of $1,600,000 because the liabilities of HCF exceeded its assets.

     From April 29, 1997 to October 26, 2000 the Company had no operations. on October 26, 2000, the Company acquired Spiderboy.com, Inc. See October 23, 2000 Form 8-K) . At this time the stockholders of the Company also approved a name change to Spiderboy International, Inc. Spiderboy.com, Inc. (d/b/a Spiderboy.com) was formed under the laws of the State of Florida on November 18, 1999. Spiderboy.Com, Inc. was in the business of creating and running the Spiderboy.com search portal on the world wide web. Spiderboy.com search portal acted as an information based web portal. Spiderboy.com was supported by web designing, hosting, banner advertisements, affiliate marketing and our own e- commerce sites. The main focus of the Spiderboy search portal was to create ad revenue by providing content information from local television guides, newspapers, government entities, hospitals, hotels and airports from around the world. Spiderboy.com owned various domain names and had numerous web portals running. Spiderboy.com was to have offered web design and hosting facilities at very competitive prices to businesses and build on the relationships to create e-commerce sites for these companies. Due to the change in the Internet environment, the Company phased out some of our Internet assets and redirecting those resources into a new entertainment division. The hope of the Company was that by entering into the entertainment arena, the Company would be able to enhance our corporate exposure and the exposure to our various websites to increase market penetration. We have retained a business consultant and legal adviser and the use of enough professional cameras, recorders, specialty camera lenses, editing equipment, lighting, and studio equipment to conceivably open a professional quality film studio this will enable us to reach our future goals. Due to competitive pressures and limited resources the Company was not able to realize its goal of entering the entertainment arena. In fiscal year 2004 the Company effectively had no operations and its only activity related to maintenance of its corporate status.

     On October 19, 2003 the Company entered into an agreement with its then president and majority shareholder, Mark N. Pardo, to sale him all of the Company's tangible and intangible assets relating to its e-commerce and entertainment activities (Including but not limited to: intellectual rights; films; film footage; office equipment and film equipment) . The purchase price paid by Mr. Pardo was $18,117 was was paid through the assumption of liabilities. At the same time as this agreement Mr. Pardo contributed accrued payroll and notes owed him by the Company as additional equity. This equity contribution totaled $67,329. Various other shareholders of the Company also contributed cash or liabilities to the Company as additional equity.

     On November 24, 2003 Mr. Pardo sold majority ownership in the Company (21,851,503 shares of common stock) to two investors for $250,000. As a part of this transaction the Company has, cosigned a promissory note for $160,000 to Mr. Pardo. This note is non-interest bearing, secured by a majority interest in the Company's common stock and due as follows:

          -    $30,000 on January 24, 2004
          -    $13,000 a month from February 24, 2004 to November 24, 2004

     As a part of this stock purchase agreement the purchasers committed to a 51% interest in BigVault, Inc. (BigVault), a Delaware corporation, being contributed to the Company as a contribution of capital at no charge to the Company.

     On February 27, 2004, the two holders of 44.9% (21,851,503 shares of common stock) of the Company's common stock and 100% of the Company's preferred stock - Series A (1,000,000 shares of preferred stock - Series A) sold these shares to an investor resulting in a change in control of the Company. As a part of this agreement the purchaser agreed to:

          - Sell 100% of the Company's Spiderboy.com, Inc. subsidiary to the sellers for $1,000.
          -    Enter into consulting agreements as described below.
          - Have the Company acquire the assets or shares of Personnel Resources of Georgia within 75 days after the effective date of the Schedule l4A, and

          -    Acquire new business providing $15,000,000 in annualized gross
          - sales, with a pretax profit of $500,000, within 240 days thereafter.

     This agreement indicates the Purchaser may cause the Company to have issued and outstanding shares of its common stock as follows:

          Description of Stockholder             Number of Shares
          -------------------------------------  ----------------

          The Consultants                              43,000,000
          The Purchaser (additional shares)            22,372,225
          The Purchaser (Initial Common Shares)        21,851,503
          Shares issued for Acquisitions               53,000,000
          Shares issued for Funding                    37,000,000
          Existing Stockholders                        48,627,775
                                                 ----------------
          Total                                       204,000,000
                                                 ================

In order to carry out the intent of this Agreement with respect to the issuance of shares of the Company Common Stock and the Company Preferred Stock, following the date hereof, the Purchaser shall amend the Articles of Incorporation of the Company to provide that the Company is authorized to issue 300,000,000 shares of the Company Common Stock and 5,000,000 shares of the Company Preferred Stock. In that regard the Purchaser shall cause the Company to prepare and file a Schedule l4A as required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the purpose of soliciting proxies from the stockholders of the Company to approve the change in the capital structure of the Company, and the approval of this transaction in lieu of a previously transaction for the Company to acquire BigVault, Inc., a Delaware corporation.

The Company entered into a Consulting Agreement on February 27, 2004, with the sellers and five other individuals. These consulting agreements grant up to 43,000,000 shares of the Company's common stock to the consultants in full consideration for general business consulting services to be provided. Shares to be issued under these agreements are to be:

          - One-third registered securities pursuant to a registration statement in Form S-8 to be filed by the Company.
          - One-third restricted shares under Rule 144, but possessing piggyback registration rights, and
          - Remaining one-third restricted shares under Rule 144 with no registration rights.

2.   Development Stage Company

     Spiderboy.International, Inc. is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; maintenance of its corporate status and the search for a viable business operation. At January 31, 2004, the Company has no operations.

     The Company is dependent on its shareholders for maintenance of its corporate status. To remain in existence the Company needs to complete a merger and achieve profitable operations.

3.   Income Taxes

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


4.   Supplemental Information

       Supplemental information:
         Interest paid                            $     -   $     -
                                                  ========  ========
       Summary of non cash activity:

     On May 29, 2002, $375,186 in convertible debt, accrued interest and accounts payable were converted into 3,751,855 shares of the Company's common stock at $.l0 per share.

     On May 27, 2002, the Company issued 3,000,000 shares of the Company's common stock at $.lO per share to its chief operating officer.

     On December 16, 2003, the Company issued 1,000,000 shares of the Company's Preferred stock - Series A to officers of the Company in exchange for services rendered and to be rendered. No trading market exists for these shares of preferred stock. The rights of the preferred stock Series A is discussed in Note 5. These services were valued at $10,000. This coincides with the redemption price of the preferred stock - Series A.

     On January 1, 2004, the Company issued 5,000,000 shares of its restricted common stock to two consultants for services to be rendered. The Company's registered shares were trading at $.08 per share at the date of this transaction. The restricted shares were recorded at $.06 per share reflecting a twenty-five percent discount for the restricted nature of these shares.

5.   Preferred Stock - Series A

     The preferred stock is not entitled to dividends and is not convertible. The rights of the common stock are subject to the preferences of the preferred stock in that two-thirds (2/3) of the Series A preferred stock are required to:
          -    Authorize or issue additional or other capital stock.
          - Amend, alter or repeal any powers, designations, preference and rights of the Series A preferred stock.

     The holders of Series A preferred stock have the right to all matters submitted to vote of the holders of the common shares. Each share of Series A preferred stock is multipled by 250 for such votes.

                          SPIDERBOY INTERNATIONAL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Business Overview:

The Company has devoted the majority of its efforts to: raising capital; maintenance of its corporate status and the search for a viable business operation. Planned principal operations have not yet commenced and the first principal revenues are not anticipated until fiscal year 2005.

To date the Company has been fully dependent upon the support of certain stockholders for the maintenance of the corporate status,development efforts and working capital support. These stockholders have indicated an intent to continue to fund expenses to sustain the Company


Liquidity and Capital Resources:

To date the Company has been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. These stockholders have indicated an intent to continue to fund expenses to sustain the Company (see Note 1: Company) and the Company is dependent on this on-going support. It is almost certain that the Company will be required to raise additional debt or equity financing to complete an acquisition and to fund operations until profitable operations can be achieved.


ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2004 (the Evaluation Date), Spiderboy International, Inc. carried out an evaluation under the supervision and with the participation of the Company's management, consisting of our sole employee and Chief Executive Officer, Billy
V. Ray, Jr., on the effectiveness of the design and operation of the Company's' disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer has concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b) Changes in Internal Controls. There were no changes in Spiderboy International, Inc's internal controls over financial reporting during the three months ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, Spiderboy International, Inc's internal control over financial reporting.

                          SPIDERBOY INTERNATIONAL, INC.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Form 10-QSB for the quarter ended July 31, 2003, filed with the SEC on September 12, 2003.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 16, 2003, the Company issued 1,000,000 shares of the Company's preferred stock to officers of the Company in exchange for services rendered and to be rendered. No trading market exists for these shares of Series A preferred stock. The rights of the Series A preferred stock are discussed in Note 5. These services were valued at $10,000. This coincides with the redemption price of the Series A preferred stock.

On January 1, 2004, the Company issued 5,000,000 shares of its restricted common stock to two consultants for services to be rendered. The Company's registered shares were trading at $.08 per share at the date of this transaction. The restricted shares were recorded at $.06 per share reflecting a twenty-five percent discount for the restricted nature of these shares.

     On February 24, 2004, the Company filed a Certificate of Designation, Preferences and Rights of the Company's Series A Preferred Stock, par value $0.001 per share, with the Secretary of State of Minnesota. 1,000,000 shares of preferred stock have been designated as Series A Preferred Stock. The Series A Preferred Stock is not entitled to receive any dividends, and is not convertible into shares of the Company's common stock. On all matters submitted to the vote of the Company's shareholders, a holder of the Series A Preferred Stock is entitled to the number of votes held by such holder multiplied by 250.

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

ITEM 5. OTHER INFORMATION.

     NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are filed herewith:

EXHIBIT NO.                                 IDENTIFICATION OF EXHIBIT
-----------                                 -------------------------


    31.1     Certification of Billy Ray, Jr., Chief Executive Officer of Spiderboy International, Inc.,
             pursuant to 18 U.S.C. Sec. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002.
    31.2     Certification of Billy Ray, Jr., Chief Financial Officer of Spiderboy International, Inc.
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.
    32.1     Certification of Billy Ray, Jr., Chief Executive Officer of Spiderboy International, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002
    32.2     Certification of Billy Ray, Jr., Chief Financial Officer of Spiderboy International, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.

A Form 8-K was filed on November 3, 2003, in connection with a change in the Company's certifying accountant.

A Form 8-K/A was filed on November 24, 2003, in connection with a change in the Company's certifying accountant.

A Form 8-K was filed December 12, 2003, indicating that control of the Company had transferred to Richard Schmidt and Richard Mangiarelli upon their purchase of 21,851,503 shares of the Company's common stock, constituting 50.09 percent of the issued and outstanding shares of the Company's common stock, for the purchase price of $250,000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPIDERBOY INTERNATIONAL, INC.

                                   /s/ Billy Ray, Jr.
                                   -----------------------
                                   Billy Ray, Jr.
                                   Chief Executive Officer

Dated March 11, 2004