Form 10KSB
period 2004-04-30
CHARYS HOLDING CO INC
filed 2004-08-17
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                   FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-18292

                          CHARYS HOLDING COMPANY, INC.
               (Exact name of issuer as specified in its charter)

                 DELAWARE                                      51-2152284
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

  1117 PERIMETER CENTER WEST, SUITE N415                         30338
             ATLANTA, GEORGIA
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (678) 443-2300


Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: None.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004: $3,890,222.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2004: 48,627,775.

     Documents incorporated by reference: None.

                                 TABLE OF CONTENTS


ITEM  1.   DESCRIPTION  OF  BUSINESS. . . . . . . . . . . . . . . . . . .    1
ITEM  2.   DESCRIPTION  OF  PROPERTY. . . . . . . . . . . . . . . . . . .   15
ITEM  3.   LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .   16
ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY HOLDERS . .   16
ITEM  5.   MARKET  FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . .   17
ITEM  6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . .   18
ITEM  7.   FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . .   20
ITEM  8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND  FINANCIAL  DISCLOSURE. . . . . . . . . . . . . . . . . . . .20
ITEM  8A.  CONTROLS  AND  PROCEDURES. . . . . . . . . . . . . . . . . . .   21
ITEM  9.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT . . .   22
ITEM  10.  EXECUTIVE  COMPENSATION. . . . . . . . . . . . . . . . . . . .
ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND  RELATED  STOCKHOLDER  MATTERS . . . . . . . . . . . . . .   26
ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS . . . . . .   27
ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . . .   28
ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES . . . . . . . . . .   31

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

     We were incorporated in Minnesota in February 1959 under the name "Rogers Hardware and Lumber Company." After several name changes, in October 2000 our name was changed to Spiderboy International, Inc. Originally, we were engaged in the business of assisting new prospects in setting up their own retail clothing and shoe stores. Services included store fixtures and beginning inventory, management training and consulting, assistance with the selection of accessories and grand opening. In that capacity, we acted as a holding company for High Country Fashions, Inc. On April 29, 1997, we abandoned our investment in High Country Fashions, Inc. and approved a transfer of High Country Fashions, Inc. to Continental Casuals, Ltd. The transaction left us with no assets and no business. We then merged with Spiderboy International, Inc. on October 12, 2000. Spiderboy International, Inc. was in the business of creating and running the Spiderboy.com search engine on the world wide web.

     The main focus was to create several tiers of ad revenue by specializing in geographical and categorical portals and giving away or licensing them to regional government agencies. The search engine was to offer information from local television guides to governmental, hospital, hotel and airport information from around the world. Because of the change in the Internet environment, we abandoned our plans to pursue our proposed Internet activities.

CHANGE  IN  CONTROL

     On December 5, 2003, Mark N. Pardo, our then president and controlling stockholder, Richard Schmidt and Richard Mangiarelli completed the transaction contemplated by a Stock Purchase Agreement dated December 5, 2003. Pursuant to the agreement, Mr. Pardo sold to Messrs. Schmidt and Mangiarelli 21,851,503 shares of our common stock owned by him, which constituted 50.09 percent of our issued and outstanding common stock, for the purchase price of $250,000.

     As provided for in the agreement, prior to the completion of the transaction, Mr. Mangiarelli was elected our president and Mr. Schmidt was elected our chief financial officer. In addition, Messrs. Mangiarelli and Schmidt, and Paul Ferandell, and John Jordan were elected our directors. Concurrently with the elections of new officers and directors, Mark N. Pardo, John Bolen, Jim Cullen, Kimberly F. Oliver, and Michael S. Edwards resigned as our officers and directors.

     Because of the change in ownership of voting stock and the composition of the board after the closing of the agreement, there was a change in control.

     The purchase price for the shares sold pursuant to the agreement consisted of $90,000 paid at closing, and a promissory note in the amount of $160,000 executed by Messrs. Mangiarelli and Schmidt and us in favor of Mr. Pardo. The
Note is secured by a Stock Pledge Agreement dated December 5, 2003, whereby Messrs. Mangiarelli and Schmidt granted to Mr. Pardo a security interest in the 21,851,503 shares of our common stock, acquired by them. Subsequent to December 5, 2003, Mr. Mangiarelli transferred his shares our common stock to his wife, Janet Risher.

     On December 16, 2003, we issued to each of Messrs. Mangiarelli and Schmidt 500,000 shares of our Series A preferred stock. Pursuant to a Certificate of Designation, Preferences and Rights of our Series A Preferred Stock, par value $0.001 per share, which we filed with the Secretary of State of Minnesota, 1,000,000 shares of our preferred stock were designated as Series A preferred stock. The Series A preferred stock is not entitled to receive any dividends, and is not convertible into shares of our common stock. On all matters submitted to the vote of our stockholders, a holder of the Series A preferred stock is entitled to the number of votes held by such holder multiplied by 250.

     On February 27, 2004, we, and Janet Risher, Richard Schmidt, and Billy V. Ray, Jr. executed a Stock Purchase Agreement, whereby Ms. Risher and Mr. Schmidt agreed to sell all of their shares of our common stock and preferred stock to Mr. Ray. The Stock Purchase Agreement was amended and restated on May 25, 2004. As a result of the execution of the Stock Purchase Agreement on February 27, 2004, there was another change of control.

     At the closing of the Stock Purchase Agreement, Ms. Risher and Mr. Schmidt will sell to Mr. Ray 21,851,503 shares of the our common stock (the "Initial Common Shares") and 1,000,000 shares of our preferred stock (the "Initial Preferred Shares"). Mr. Ray will purchase the Initial Common Shares and the Initial Preferred Shares for the sum of $250,000 pursuant to a promissory note (the "Note"). The shares to be transferred to Mr. Ray and the Note shall contain a legend restricting the transfer thereof as required by the Securities Act of 1933, as amended (the "Securities Act"). Payment of the Note is secured by a Stock Pledge Agreement.

     Pursuant to the Stock Pledge Agreement Mr. Ray granted to Ms. Risher and Mr. Schmidt a security interest in the 21,851,503 shares of our common stock, and the 1,000,000 shares of our preferred stock to be acquired by Mr. Ray. The
Note is payable in installments with the first payment of $25,000 being due and payable on or before July 25, 2004. Thereafter, the Note shall be due and payable in nine monthly installments of $25,000.00 each, payable on the last day of each and every calendar month, beginning on August 31, 2004, and continuing regularly thereafter until the whole of said principal amount has been duly paid.

     Ms. Risher and Mr. Schmidt placed in escrow, pursuant to the terms of an Escrow Agreement (the "Escrow Agreement") the Initial Common Shares and the Initial Preferred Shares. The Escrowed Shares have been accompanied by stock powers duly executed by Ms. Risher and Mr. Schmidt in favor of Mr. Ray, which will be utilized to transfer the Escrowed Shares to Mr. Ray upon satisfaction of all of the terms of the Note, the Stock Pledge Agreement, the Escrow Agreement, the Consulting Agreements hereinafter described (collectively, the "Other Agreements") and the Stock Purchase Agreement. At the closing under the Stock Purchase Agreement and upon the payment in full of the Note, the Escrow Agent shall deliver the Initial Common Shares to Mr. Ray free and clear of all liens and encumbrances other than the legend required by the Securities Act of 1933, as amended. Upon completion and satisfaction of all of the terms of the Stock Purchase Agreement and the Other Agreements, the Escrow Agent shall deliver the Initial Preferred Shares to Mr. Ray free and clear of all liens and encumbrances other than the legend required by the Securities Act.

     So long as no event of default has occurred and remains uncured for the applicable grace period under the Stock Purchase Agreement, the Note, the Stock Pledge Agreement, and the Consulting Agreements, Mr. Ray shall have the right to vote all of the Escrowed Shares.

     All obligations of Ms. Risher and Mr. Schmidt under the Stock Purchase Agreement are subject to the fulfillment or waiver (where permissible) of certain conditions specified in the Stock Purchase Agreement. If Mr. Ray does not satisfy all of the conditions, then only for so long as any portion of the Note remains unpaid, Ms.

Risher and Mr. Schmidt will have the option to terminate the Stock Purchase Agreement and have the Initial Common Shares returned to them (the "Common Shares Termination Option"). If Mr. Ray does not satisfy certain of the other conditions then for so long as either of the Subsequent Acquisitions described in Paragraph 3(d) of the Stock Purchase Agreement remain incomplete, Ms. Risher and Mr. Schmidt will have the option to terminate the Stock Purchase Agreement and have the Initial Preferred Shares returned to them (the "Preferred Shares Termination Option"). The condition specified in Paragraph 3(i) of the Stock Purchase Agreement shall only be a condition to Mr. Ray's right to the Additional Shares set forth in Paragraph 3(e) of the Stock Purchase Agreement.

     To exercise the Common Shares Termination Option or the Preferred Shares Termination Option, Ms. Risher and Mr. Schmidt shall provide Mr. Ray with written notice of election of the Common Shares Termination Option or the Preferred Shares Termination Option, as the case may be, within five business days of the date of Mr. Ray's failure to fulfill the applicable condition (the "Termination Option Notice Period"). In the event Ms. Risher and Mr. Schmidt fail to exercise the Common Shares Termination Option or the Preferred Shares Termination Option, as the case may be, within the Termination Option Notice Period, then the applicable condition precedent shall be deemed to have been waived.

     Further, if Ms. Risher and Mr. Schmidt elect to exercise the Common Shares Termination Option or the Preferred Shares Termination Option, as the case may be, and terminate the Stock Purchase Agreement, Mr. Ray will have the right to reacquire any assets conveyed to us after the date of the Stock Purchase Agreement and prior to the closing upon the assumption of any liabilities after the date of the Stock Purchase Agreement, whereupon Mr. Ray will transfer, assign, and convey to us any of the shares of our common stock and our preferred stock issued to Mr. Ray or any other party, other than Ms. Risher and Mr. Schmidt or the Consultants, hereinafter defined, after the date of the Stock Purchase Agreement, and all designees of Mr. Ray shall resign immediately as our officers and directors.

     Some of the conditions in the Stock Purchase Agreement are as follows:

- For so long as Mr. Ray owns the Initial Common Shares, Mr. Ray agrees to vote the Initial Common Shares (i) to not increase the number of directors to more than 11 members; and (ii) to elect or retain as directors Richard Mangiarelli and John Jordan for a period of three years from the date of the Stock Purchase Agreement.

- We must have acquired new business providing for $15,000,000 in annualized gross sales in the aggregate, with a pretax annualized profit of $500,000 by February 20, 2005.

     For the purposes of the Stock Purchase Agreement, the term "gross sales" shall mean all of our revenues from sales based upon all business conducted by us, whether such sales be evidenced by check, cash, credit, charge account, exchange or otherwise, and shall include, but not be limited to, the amounts received from the sale of goods, wares and merchandise, including sales of tangible property of every kind and nature, promotional or otherwise, and for services performed by us, together with the amount of all orders taken or received by us. Gross sales shall not include sales of merchandise for which cash has been refunded, provided that they shall have previously been included in gross sales. There shall be deducted from gross sales the price of merchandise returned by customers for exchange, provided that such returned merchandise shall have been previously included in gross sales, and provided that the sales price of merchandise delivered to the customer in exchange shall be included in gross sales.

     Gross sales shall not include the amount of any sales tax imposed by any governmental authority directly on sales and collected from customers, provided that the amount thereof is added to the selling price or absorbed therein, and actually paid by us to such governmental authority. Each charge or sale upon credit shall be treated as a sale for the full price in the month during which such charge or sale shall be made, irrespective of the time when we shall receive payment (whether full or partial) therefor.

     The measurement of gross sales shall be in accordance with generally accepted accounting principles as set forth in the opinions, statements and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and such other persons who shall be approved by a significant segment of the accounting profession and concurred in by the independent public accountants certifying any of our financial statements.

- In order to achieve the gross sales and debt or equity financing guidelines referred to in the Stock Purchase Agreement, Mr. Ray may cause us to issue no more than 155,372,225 additional shares of our common stock, including 22,372,225 shares of our common stock which may be issued to Mr. Ray, beginning on June 26, 2004, so that following the completion of the acquisition of such gross sales and the debt or equity funding contemplated thereunder, we will have no more than 204,000,000 shares of our common stock and 1,000,000 shares of our preferred stock issued and outstanding. In that regard, Mr. Ray may cause us to have shares of our common stock issued and outstanding as follows:

            DESCRIPTION OF STOCKHOLDER           NUMBER OF SHARES
     ------------------------------------------  ----------------

     The Consultants. . . . . . . . . . . . . .        43,000,000
     Billy V. Ray, Jr. (additional shares). . .        22,372,225
     Billy V. Ray, Jr. (Initial Common Shares).        21,851,503
     Shares issued for acquisitions . . . . . .        53,000,000
     Shares issued for funding. . . . . . . . .        37,000,000
     Existing stockholders (other than Mr. Ray)        26,776,272
                                                 ----------------
     Total. . . . . . . . . . . . . . . . . . .       204,000,000
                                                 ================

     In order to carry out the intent of the Stock Purchase Agreement with respect to the issuance of shares of our common stock and our preferred stock, following the date thereof, we were obligated to amend our certificate of incorporation to provide that we are authorized to issue 300,000,000 shares of our common stock and 5,000,000 shares of our preferred stock. In that regard, our stockholders approved the change in our capital structure, and the approval of the transaction with Mr. Ray in lieu of a previously authorized transaction for us to acquire Big Vault, Inc., a Delaware corporation.

     Any additional shares which may be issued to Mr. Ray under the Stock Purchase Agreement shall be for such consideration as our board of directors may determine, but not greater than the valuation assigned to such shares when issued. Any such shares may be issued to Mr. Ray in three equal increments, at the same time as shares are issued to the Consultants as described in the Stock Purchase Agreement.

- Following the date of the Stock Purchase Agreement, for a period of two years, we are required to timely file with the Securities and Exchange Commission all reports required under the Securities Exchange Act of 1934, as amended.

- Following the date of the Stock Purchase Agreement and the satisfaction of all of the terms of the Stock Purchase Agreement and the Other Agreements, we may issue any additional shares of our common stock up to 250,000,000 shares with approval by a majority of our board of directors. We may issue additional shares of our common stock in excess of 250,000,000 with the unanimous approval of our board of directors.

- We implemented a one for 10 reverse split of our common stock in connection with the change of our domicile from Minnesota to Delaware pursuant to a merger with Charys Holding Company, Inc. described below, whereby our stockholders received one share of the common stock of Charys Holding Company, Inc. for every 10 shares of our common stock held by our common stockholders (in effect, a one for 10 reverse split). As a result, following the merger, our current common stockholders hold all of the issued and outstanding shares of the common stock of Charys Holding Company, Inc. No other reverse splits of our common stock or any other of our capital stock may be permitted within 36 months following the date of the Stock Purchase Agreement.

- Following the closing, we will sell 100 percent of the issued and outstanding shares of the capital stock of Spiderboy.com, Inc., our wholly-owned subsidiary, to Ms. Risher and Mr. Schmidt for $1,000, in cash.

     On June 25, 2004, each of Ms. Risher and Mr. Schmidt and Paul Ferandell, John Jordan, Bruce Caldwell, Jimmy Villalobos, Francis Zubrowski, and Ash Mascarenhas (each of such other persons, which may include Ms. Risher and Mr. Schmidt if the context requires, being sometimes collectively referred to herein as the "Consultants") executed a consulting agreement with us (the "Consulting Agreement"), which provides for payment in shares of our common stock following date of the Stock Purchase Agreement, as amended and restated, for services to be rendered to us by each of the Consultants. Each Consulting Agreement is for general business consulting and cannot be canceled other than pursuant to the applicable terms thereof. One-third of the shares of our common stock to be issued under each Consulting Agreement will be registered securities pursuant to a registration statement on Form S-8 under the Securities Act to be filed by us with the Securities and Exchange Commission (the "S-8 Shares"). One-third of such shares of our common stock to be issued pursuant to a Consulting Agreement will be restricted in their resale under Rule 144 promulgated under the Securities Act ("Rule 144"), but possessing piggyback registration rights. The remaining one-third will be restricted in their resale under Rule 144 and will have no registration rights. Moreover, at no time will the number of shares of our common stock to be issued to a Consultant under a Consulting Agreement be in such an amount that following the issuance of such shares such Consultant will own more than 9.9 percent of the issued and outstanding shares of our common stock.

     In August, 2004, we will issue 4,000,000 S-8 Shares to each of Janet Risher and Richard Schmidt and 333,333 S-8 Shares to each of Paul Ferandell, John Jordan, Bruce Caldwell, and Jimmy Villalobos, and 166,667 S-8 Shares to Francis Zubrowski and Ash Mascarenhas. Thereafter, as we increase our outstanding shares of common stock, we, within 15 days, will issue additional shares of our common stock to the Consultants on a pro-rata basis to the 204,000,000 referenced in Paragraph 3(e) of the Stock Purchase Agreement.

     In the discussion of the Stock Purchase Agreement, the references to stock ownership are before the reverse split of our common stock discussed elsewhere in this Annual Report. All of the shares subject to the Stock Purchase Agreement were reversed on a one for 10 basis following the merger and change of domicile.

CHANGE  OF  DOMICILE

     On June 25, 2004 our stockholders voted to approve a change in our state of incorporation from Minnesota to Delaware by means of a merger permitted under the corporate statutes of both states.

     The merger was between Spiderboy International Inc., a Minnesota corporation, and Charys Holding Company, Inc., a Delaware corporation, organized by us for the specific purpose of the change of domicile. The merger was consummated pursuant to a Plan of Merger. The Plan of Merger provided that Spiderboy merged with and into Charys. Following the merger, Charys was the surviving entity.

     Charys Holding Company, Inc. was a newly formed corporation with one share of common stock issued and outstanding held by Billy V. Ray, Jr., our officer and director, with only minimal capital and no other assets or liabilities. The terms of the merger provided that the existing stockholders of Spiderboy would be entitled to receive one share of the common stock of Charys for every 10 shares of the common stock of Spiderboy held by the common stockholders of Spiderboy International, Inc. (in effect, a one for 10 reverse split). In addition, the then currently issued one share of the common stock of Charys held by Mr. Ray was cancelled. As a result, following the merger, the former stockholders of Spiderboy became the only stockholders of the newly merged corporations.

     Moreover, the holders of shares of the Series A preferred stock of Spiderboy were entitled to receive one share of the Series A preferred stock of Charys for every share of the Series A preferred stock of Spiderboy held by the preferred stockholders of Spiderboy. As a result, following the merger, the existing preferred stockholders of Spiderboy with the same 250 to one voting rights as possessed by the holder of Spiderboy Series A preferred stock, held all of the issued and outstanding shares of the preferred stock of Charys.

     The change of domicile did not interrupt the existence of Spiderboy. Each share of our common stock remained issued and outstanding as one-tenth of a share of the common stock of Charys after the change of domicile from Minnesota to Delaware, and each share of our preferred stock remained issued and outstanding as one share of the preferred stock of Charys after the change of domicile from Minnesota to Delaware.

     We chose the State of Delaware to be our domicile because Delaware has a modern and flexible corporate code. In particular, we believe that the various indemnity and exculpatory provisions of the Delaware General Corporation Law will help us attract and retain competent directors at a time when the escalating risks and resultant costs of director liability have made it increasingly difficult for corporations to find and retain competent directors. In addition, the State of Delaware has an active bar which is continually assessing and recommending improvements to its corporate law, and the substantial body of settled case law under its corporate code adds greater certainty in assessing risks associated with conducting business.

     Officers and Directors. Before the change of domicile, our board of directors consisted of nine members, Billy V. Ray, Jr., Richard Mangiarelli, John Jordan, Alec McLarty, Neil L. Underwood, David S. Gergacz, Gisle Larsen, Michael Oyster, and Dennis C. Hayes. Upon the change of domicile, our board of directors consists of the same individuals who are also the directors of Charys Holding Company, Inc. Additionally, immediately following the change of domicile, our officers were Billy V. Ray, Jr., president and chief executive officer, Richard Mangiarelli, chairman of the board of directors, Ben Holcomb, chief operating officer, and Raymond J. Smith, chief financial officer. Subsequently, on June 25, 2004, Mr. Ray was elected chairman of the board, Mr. Holcomb was elected our president, and Mr. Mangiarelli continued as a director. See "Item 9, Directors and Executive Officers of the Registrant" for more information concerning our officers and directors. Following the change in our domicile from Minnesota to Delaware, our board is now classified, or staggered with the directors serving one to three year terms. Messrs. Ray, Mangiarelli and Jordan are Class C directors and each will serve a three year term. Messrs. McLarty, Underwood and Gergacz are Class B directors and each will serve a two year term. Messrs. Larsen, Oyster and Hayes are Class A directors and each will serve a one year term.

     Resales of Our Common Stock. Pursuant to Rule 145 under the Securities Act, due to the merger of Spiderboy International, Inc. with Charys Holding Company, Inc., the exchange of our shares of common stock and preferred stock in the Minnesota corporation for shares of the common stock and preferred stock of the Delaware corporation was exempt from registration under the Securities Act, since the sole purpose of the transaction was a change of our domicile within the United States. The effect of the exemption is that the shares of our common stock issuable in the change of domicile may be resold by the former stockholders without restriction to the same extent that such shares may have been sold before the change of domicile. Our shares of preferred stock are and will continue to be restricted in their transfer.

     Accounting for the Transaction. Upon consummation of the change of domicile, the historical financial statements of the Minnesota corporation became the historical financial statements of the Delaware corporation. Total stockholders' equity was unchanged as a result of the change of domicile.

BUSINESS  STRATEGY

     Charys Holding Company, Inc. is deemed to be in the development stage. To date we have devoted the majority of our efforts to: raising capital; maintaining our corporate status and the search for a viable business operation. At April 30, 2004, we had no operations.

     We intend to acquire various companies through acquisitions to grow rapidly. Our success will depend largely on the quality of the acquisitions and our ability to integrate these operations into our business model. The initial acquisition activity will revolve around acquiring existing profitable companies to become part of our core group of subsidiaries, with specific focus on the following business segments:

-    Telecommunication, Cable TV, and Power Services;

-    Call Center Software Integration;

-    Sale and Resale of Computer Hardware;

-    Wi-Fi Installation; and

-    Business Services.

     Telecommunication, Cable TV, and Power Services. The Telecommunication, Cable TV, and Power Services segment is composed of engineering services, construction, installation, and maintenance services, and premise wiring services.

- Engineering services include providing outside plant engineers and drafters to local exchange carriers and designing aerial, underground and buried fiber optic and copper cable systems that extend from the telephone central office to the consumer's home or business. The engineering services provided to local exchange carriers include the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment design and the proper administration of feeder and distribution cable pairs.

- Construction, installation, and maintenance services include placing and splicing cable, excavation of trenches in which to place the cable, placement of related structures such as poles, anchors, conduits, manholes, cabinets and closures, and placement of drop lines from the main distribution lines to the customer's home or business, and monitoring and removal of these facilities. In addition, these services include the installation and maintenance of transmission and central office equipment.

- Premise wiring services will be offered to a variety of large corporations and certain governmental agencies. These services, unlike the engineering, construction and maintenance services provided to telecommunication companies, are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures. Projects will include the placement and removal of various types of cable within buildings and individual offices. These services generally include the development of communication networks within a company or governmental agency and relate primarily to the establishment and maintenance of computer operations, telephone systems, internet access and communications monitoring systems established for purposes of monitoring.

     Call Center Software Integration. Call Center Software Integration is designed to assist organizations of all sizes build more effective customer relationships by streamlining business processes, leveraging sophisticated technologies, and increasing the efficiency of critical business interactions. Services include business process consulting, communication systems auditing and analysis, custom system design, application development, system implementation integration, technical support, and contact center outsourcing.

     Sale and Resale of Computer Hardware. Organizations purchase millions of dollars of new IT equipment every year. A great deal of that investment is never deployed or fully utilized. While historically, the users may have retained and depreciated these idle assets, sold them back to the original equipment manufacturer for significantly less than the purchase price, or scrapped the equipment, financial factors increasingly require users to recapture a greater portion of their original investment. However, often the excess equipment that a user already owns does not meet current and future hardware requirements. Yet this same equipment may have a significant useful life in another operator's network. As such, users are increasingly utilizing third party assistance to regain a portion of their initial investment on the secondary market and/or to purchase previously owned, or "re-used" equipment to satisfy their network hardware requirements at a lower cost.

     Wi-Fi Installation. Wi-Fi is a radio signal that beams Internet connections out 300 feet. Attach it to a broadband modem and any nearby computers equipped with Wi-Fi receptors can log on to the Internet, whether they're in the cubicle across the hall, the apartment next door, or the hammock out back. Wi-Fi is beginning to move its way into organizations all across the United States. Its super fast connections to the Internet cost only a quarter as much as the gaggle of wires customers use today. Customers are using Wi-Fi for mission critical jobs in factories, trucks, stores, and even hospitals. Wi-Fi shares an unregulated radio spectrum with various other users, including cordless telephones and baby monitors. The challenge facing the tech industry is to transform this unruly phenomenon into a profitable business.

     Business Services. The human resource outsourcing industry is rapidly growing in the United States. Gartner Dataquest estimates the worldwide human resource outsourcing industry will grow from $50.6 billion in 2003 to $58.9 billion by 2005. This represents an approximate 7.9 percent annual growth rate. Small and medium-sized employers, those with between one to 100 employees, are a large part of this market. According to Dun and Bradstreet, there are over 10 million small and medium-sized businesses in the United States.

     Many small and medium-sized employers do not have sufficient internal resources to focus on time consuming human resource activities. A typical small to medium-sized business may use multiple vendors to provide employee administration services such as payroll and benefits administration. As a result, there is little consistency or integration of these important processes. Finally, few of these employee administration services include important people-management activities such as recruiting and selection, employee training and development, employee retention and workplace regulatory and safety compliance.

ACQUISITION  MODEL

     Structuring each transaction in a manner that gives the acquirer confidence and a sense of fairness is of utmost importance to us. Accordingly, we have constructed an acquisition model to engender just these attributes. In its simplest form, the model has several components. The following is a brief outline:

- The purchase price will be a guaranteed purchase price. The initial price will be based on a payment of cash and stock.

- The price paid will be calculated as a multiple of EBITDA, adjusted based on the company's balance sheet, existing backlog, quality of earnings, book value, debt level and historical customer retention.

- Every effort will be made to make a cash payment and issue a note at the time of closing.

- The initial stock issued as part of the purchase price will be valued at a predetermined price per share. This portion of the purchase price will be re-evaluated at some future predetermined date.

- Existing executives/owners of the acquired companies will receive employment contracts at their current levels of base pay for a period of not less than two years with an option to extend for one additional year. A bonus program will be established as part of the acquisition agreement along with operational goals on which the bonus will be based. Executives under contract will be allowed to participate in all other benefit programs, including option programs, as may be adopted by Charys.

- An unwind provision and/or spinout may be included as part of the acquisition agreement.

RECENT  ACQUISITION

     On April 21, 2004, we acquired all the outstanding shares of Innovative Corporate Strategies, Inc. ("ICS"). On the date of acquisition ICS was in the development stage. ICS expects to begin doing business in August, 2004. The purchase price paid consisted of $10 and an amount equal to the annual earnings before interest, taxes, depreciation and amortization of ICS over the period commencing at the closing of the acquisition and ending on the last day of our 2006 fiscal year, calculated in accordance with GAAP based on earnings as determined by ICS financial statements multiplied by 3.5, up to a maximum of $12,400,000. The amount of consideration is subject to adjustments, as set forth in the stock purchase agreement.

     ICS will provide complete Business Process Outsourcing ("BPO") services for small to mid-sized businesses. ICS will provide a broad range of services to its clients, available on an all-inclusive or as needed basis. The primary services to be offered to clients will be:

-    Total human resource services via web, telephone and in client office.

-    Comprehensive payroll service via web-based and in-person.

-    Back office accounting.

-    Total human capital component.

-    Training, coaching and seminars.

-    Employee assistance programs.

-    Executive search, recruitment, placement and outplacement services.

-    Extensive government compliance programs.

-    Risk management and OSHA programs.

-    401(k), Section 125 and 129 plans and administration.

-    Complete employee benefit programs.

-    Workers compensation insurance.

-    Business insurance coverage.

-    Personal lines insurance coverage.

- Total five-star concierge/partner service program - IT outsourcing, temporary services, web design, media logistics, design and advertising, wage based tax credits, tax consulting, wealth benefits/financial planning, business valuation, succession planning, investment banking services, consulting, telecommunications, leasing, courier, relocation services, etc.

     In a splintered marketplace with no clear leader, we believe that ICS' service model is unique. While the services are outsourced for the client company, they will be provided by a team of extensively experienced professionals residing in the United States at offices located in major metropolitan markets.

     ICS was founded by two industry professionals, Mark D. Andrizzi and Robert
G. Barrow Jr., both of whom have extensive experience in Professional Employer Organizations ("PEO"), insurance, investment banking, finance, business consulting and sales and marketing services.

     On July 30, 2004, we acquired all of the outstanding shares of Personnel Resources of Georgia, Inc. ("PRG") from Billy V. Ray, Jr., our controlling stockholder, chairman and chief executive officer. Mr. Ray was the sole stockholder of PRG. The purchase price paid consisted of an amount equal to the annual earnings before interest, taxes, depreciation and amortization of PRG over the period commencing on the effective date of the acquisition and ending on July 1, 2005 calculated accordance with GAAP based on earnings as determined by PRG's financial statements multiplied by five, up to a maximum of $1,250,000, and a minimum of $250,000. The amount of consideration is subject to adjustments, as set forth in the stock purchase agreement. The purchase price will be paid at closing in the form of our corporate note, secured by an amount of our common stock bearing an interest rate of six percent per annum, payable in cash or shares of our common stock at our sole discretion. Interest only is payable after the first anniversary of the closing. The note principal and unpaid interest are payable in full on the second anniversary of the closing.

     PRG is a Professional Employer Organization ("PEO"). As a PEO, PRG leases employees to various client organizations. Its primary operating territory is the southeastern United States, were it services a wide range of small and medium size businesses. PRG was established in 2001, and has revenues of $28.9 million in calendar year 2002 and $33.8 million in calendar year 2003. Net income was $64,000 and $78,000 respectively.

COMPETITION

     The telecommunications engineering, construction and maintenance services industry in which we intend to operate are highly competitive. We will compete with other independent contractors in the markets in which they operate, including several that are large domestic companies that may have financial, technical, and marketing resources that exceed our own. In addition, there are relatively few barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

     The market for Call Center Software Integration Services offerings is highly competitive. Constrained capital budgets, limited telecommunications infrastructure equipment on the market, and continued pressures to improve balance sheet metrics among operators and manufacturers will continue to drive competition in this industry for the foreseeable future. Increased competition may result in price reductions, lower gross margins, and fragmentation of market in the future. As we execute our strategy, we are likely to face new sets of competitors. Many of these competitors have strong local base or technology specialty and a lower fixed cost structure which may impede our ability to profitably compete. These factors could give these competitors a substantial competitive advantage.

     Increased competition in the secondary equipment market from distributors and other secondary market dealers for re-used equipment could also heighten demand for the limited supply of re-used equipment. This is more evident in the telecommunications market segment. This could lead to increased equipment costs and a reduction in the availability of this equipment. Any increase in these prices could impact our ability to maintain our gross margins. Any reduction in the availability of this equipment could prevent dealers from meeting customer demand. Also, on the new equipment front, it has become common for manufacturers to aggressively discount current generation products or extend terms to reduce inventories or meet quarterly financial expectations. This can dramatically lower prices for new equipment, which, in turn, puts downward pricing pressure on re-used equipment. Additionally, small and mid-size manufacturers may be more aggressive in taking over the sales and service of larger operators that had been previously managed in order to improve specific account financial performance. Many of these competitors have longer operating histories, significantly greater resources and name recognition. There can be no assurance that we will have the resources to compete successfully in the future or that competitive pressures will not harm our business.

     As a result of the popularity of Wi-Fi networks, there were about 45,000 public hot spots worldwide by the end of 2003, according to Pyramid Research. Most of these are concentrated in hotels, airports and a few national retail and caf chains. In contrast, according to Bingo market research, there are nearly two million potential hot spot locations in the United States alone. Clearly, hot spot deployment is in its infancy. This translates into a significant opportunity for enterprising spot operators. However, so long as uncertainties about the economics and characteristics of the hot spot industry linger, significant investment capital is expected to remain on the sidelines.

     The human resource outsourcing industry is highly fragmented. We will seek to compete through our ICS subsidiary's ability to provide a full-service human resource solution to its clients through its outsourced information technology solutions. We believe our primary competitors to be single point solution providers who offer segments of the entire service offering that we will provide to our clients in an all-inclusive offering. These third parties include certain information technology outsourcers and broad-based outsourcing and consultancy firms that are now providing or may seek to provide human resource business process outsourcing services, companies that provide a discrete group of transactional services, such as payroll or benefits administration and aspire to provide additional services and other consulting companies that perform individual projects, such as development of human resource strategy and human resource information systems. Historically, most of these vendors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with our offerings. We expect competition to increase, and competitors to develop broad service capabilities that match ours.

OTHER  TRANSACTIONS

     On March 8, 2004, we entered into Commercial Real Estate Purchase and Sale Agreement (the "Real Estate Agreement") with Joe F. and Carol F. Carter to acquire certain real property and surface interest pertaining to 242 acres suitable for the mining of minerals including but not limited to Carolina slate. Subsequently, on June 7, 2004 and prior to any business being transacted under the Real Estate Agreement, we assigned our rights under this agreement to Flagship Holdings, Inc. In consideration for the assignment we will receive a fee upon the sale of the various properties. There are three properties to be sold. The fee will be either $200,000 or $300,000 depending on the property. In June we received a $300,000 fee from the sale of the first property.

     On May 18, 2004, we acquired an option to acquire J. F. Carter & Co. from Joe F. and Carol F. Carter (the "Carters"). The option was purchased for $10, and expires on the third anniversary of the option agreement. The purchase price, should the option be exercised, will be the fair market value of the shares owned by the Carters to be mutually agreed upon by the parties, but in no case less than two times the cash flow of J. F. Carter & Co. for the 12 months ended before the date of the notice to exercise. J. F. Carter & Co. is a construction company located in Richfield, North Carolina. The Carters own 100 percent of the issued and outstanding shares of J. F. Carter & Co.

     In May 2004, we entered into a Joint Venture Agreement with Ruby Belle, LLC and Ted C. Russell to develop, operate, and/or sell certain real estate or interests owned by Realm National Insurance located in North Carolina. The name of the venture is 3DN Real Estate Development Joint Venture. No activity related to this joint venture has commenced as of the date of this report.

     On May 26, 2004, we entered into a ground lease with Realm National Insurance Company. The lease expires on its 10th anniversary date. The lease gives us the right to use and occupy a certain parcel of land located in North Carolina for the purpose of removing all crushed stone produced from the leased property.

     The lease provides for us to make the following payments to Realm:

- Basic rent of $150,000 per year, payable 180 days after the commencement of each then current year of the lease term.

- Additional rent of four percent of the proceeds received by us from the sale of crushed stone.

     No operational activity has commenced as provided for under this lease as of the date of this report.

EMPLOYEES

     As of June 30, 2004 we employed four full-time employees. None of these employees are covered under a collective bargaining agreement.

RISK  FACTORS

RISKS  RELATING  TO  OUR  BUSINESS

UNDER OUR NEW BUSINESS MODEL, WE ARE A NEW BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     Under our new business model, we have a limited operating history. We have only recently engaged in active business operations.

     To date, our efforts have been devoted primarily to the following:

-    Organizational activities;

-    Developing a business plan for our business;

-    Obtaining funding; and

- Conducting research and working toward the ultimate successful development of our products and services.

     We are still in our formative stage. You should be aware of the difficulties, delays and expenses normally encountered by an enterprise which is newly formed, many of which are beyond our control, including unanticipated expenses, employment costs, and administrative expenses. We cannot assure our stockholders that our proposed business plans as described in this Annual Report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

GROWTH  BY  ACQUISITION.

     Our business strategy includes the attainment of substantially all of our growth through our ability to successfully execute our acquisition model. Any time a company growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, with out proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

COMPETITION.

     We face intense competition in all the business segments in which we have identified to do business. Some competitors will have substantially greater resources, including greater financial resources, larger customer base, and greater name and brand recognition. Any of these circumstances could have a material adverse effect on our business development, financial condition, results of operations.

FUTURE  CAPITAL  REQUIREMENTS;  UNCERTAINTY  OF  FUTURE  FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future activates programs.

THERE IS SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN.

     We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

DEPENDENCE  ON  KEY  EMPLOYEES.

     Our business is dependent upon our senior executive officers, principally, Billy V. Ray, Jr., our chairman of the board and chief executive officer, who is responsible for our operations, including marketing and business development. We have an employment agreement with Mr. Ray and he has indicated a desire to continue his employment with us for the long term. Our business may be adversely affected if Mr. Ray left our employ. In the event of future growth in administration, marketing, manufacturing and customer support functions, we will need to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Ray, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

NEED  FOR  ADDITIONAL  SPECIALIZED  PERSONNEL.

     Although we are committed to the continued development and growth of our business, the addition of specialized key personnel and sales persons to assist us in the execution of our business model. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

DEPENDENCE  ON  ABILITY  TO  MARKET  SERVICES.

     Due to our limited resources, the execution of our business model sales and marketing of our services has been limited to date. Our success is dependent upon our ability to execute with such limited resources.

TERRORISM.

     Terrorist acts or acts of war may cause damage or disruption to or business or business strategy, which could adversely impact revenues, ability to do acquisitions, and financial condition.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are a newly operational company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.30 to a low of $0.01 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations in our quarterly operating results;

-    The development of a market in general for our products and services;

-    Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss of a major customer or failure to complete significant transactions;

-    Additions or departures of key personnel; and

-    Fluctuations in stock market price and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

     Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our certificate of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     We sublease 3,318 square feet of office space at 1117 Perimeter Center West, Suite N415, Atlanta, Georgia, 30338. Our sublease currently costs $4,701 per month and will increase three percent per annum over the term of the lease. The sublease is scheduled to expire on March 31, 2009. We believe that all of our facilities are adequate for our current operations. We expect that we could locate other suitable facilities at comparable rates, should we need more space.

     Before the change of control, we operated out of premises located at 6345 Glen Oaks Lane, Atlanta, Georgia, 30328 which is leased by Mr. Ray. The space was used by us free of charge.

ITEM  3.     LEGAL  PROCEEDINGS.

     On April 29, 2004 Marvel Enterprises Inc. and Marvel Characters Inc., the corporations that own and produce the Spider-Man superhero comics, action figures and video games, filed a federal lawsuit against us in U.S. District Court in Fort Myers, Florida. The suit accuses us and Mark N. Pardo, a former director and officer and controlling stockholder, of trademark infringement, unfair competition and trademark dilution. Marvel Enterprises and Marvel Characters are suing to bar us and Pardo from using the name "Spiderboy."

     Mark N. Pardo started the www.spiderboy.com Web search engine site in 1997 and applied for a trademark on the site in October 2000. The trademark still is listed as pending with the U.S. Patent and Trademark Office. Marvel Characters is not listed as owning a trademark on "Spiderboy."

     This matter is in the early stages and its ultimate resolution cannot be determined at this time. However, as a result of the change of control and the change of domicile, we no longer use the name "Spiderboy."

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On June 25, 2004 we held a special meeting of our stockholders. The stockholders considered and voted on the following proposals:

     Approval of Stock Purchase Agreement. On February 27, 2004, our principal stockholders, Janet Risher and Richard Schmidt, agreed to sell their shares to Billy V. Ray Jr. The terms of the agreement, which was amended and restated on May 25, 2004, provided that our stockholders had to approve the agreement in lieu of a previous agreement whereby Ms. Risher and Mr. Schmidt agreed to cause us to acquire Big Vault, Inc., a Delaware corporation. Our board of directors approved the Stock Purchase Agreement, and recommended the Stock Purchase Agreement for the approval of our stockholders. The Stock Purchase Agreement had the effect of a change in control of Spiderboy International, Inc. as more fully described in the "Change in Control" section of Part I of this Annual Report. The number of votes cast by our common stock shareholders for the approval of the Stock Purchase Agreement was 25,893,448, and the number of votes cast against the approval of the Stock Purchase Agreement was 10,000. The number of votes cast by the Series A preferred stock shareholder for the approval of the Stock Purchase Agreement was 250,000,000, and none against.

     Change of Domicile. The board of directors submitted a proposal to change the state of incorporation of Spiderboy International, Inc. from Minnesota to Delaware by means of a merger with Charys Holding Company, Inc., a new Delaware corporation which we formed. The change in domicile was approved by the stockholders and became effective on June 25, 2004. Along with the change of domicile, we changed our name to Charys Holding Company, Inc. The change in domicile is described more fully in the "Change of Control" Section of Part I of this Annual Report. The number of votes cast by our common stock shareholders for the approval of the Stock Purchase Agreement was 25,893,448, and the number of votes cast against the approval of the Stock Purchase Agreement was 10,000. The number of votes cast by the Series A preferred stock shareholder for the approval of the Stock Purchase Agreement was 250,000,000, and none against.

     Approval of the Employee Stock Incentive Plans. On April 28, 2004, our board of directors approved an Employee Stock Incentive Plan for the Year 2004. Once the change of domicile became effective, and our name changed from "Spiderboy International, Inc." to "Charys Holding Company, Inc.," we were deemed to have adopted the stock plan. Our board of directors recommended the employee stock incentive plan to our stockholders for approval. The number of votes cast by our common stock shareholders for the approval of the plan was 25,893,448, and the number of votes cast against the approval of the plan was 10,000. The number of votes cast by the Series A preferred stock shareholder for the approval of the plan was 250,000,000, and none against.

     Approval of the Non-Employee and Director Stock Incentive Plan. On April 28, 2004, our board of directors approved an Non-Employee and Director Stock Incentive Plan for the Year 2004. Once the change of domicile became effective, and our name changed from "Spiderboy International, Inc." to "Charys Holding Company, Inc.," we were deemed to have adopted the stock plan. Our board of directors recommended the non-employee and director stock incentive plan to our stockholders for approval. The number of votes cast by our common stock shareholders for the approval of the stock plans was 22,253,323, the number of votes cast against the approval of the stock plans was 25, and there where 275,100 votes that abstained. The number of votes cast by the Series A preferred stock shareholder for the approval of the Non-Employee and Director Stock Incentive Plan was 250,000,000, and none against.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Since July 20, 2004, our common stock has been quoted on the OTC Bulletin Board under the symbol "CHYS.OB." Beginning in April 2002, until July 19, 2004, our symbol was "SBYI.OB." Our stock was not actively traded until April 2002, and the following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.


                                 HIGH    LOW
               April 30, 2002    $0.30  $0.10
               July 31, 2002     $0.18  $0.10
               October 31, 2002  $0.04  $0.03
               January 31, 2003  $0.10  $0.05

                                 HIGH   LOW
               April 30, 2003    $0.23  $0.03
               July 31, 2003     $0.05  $0.05
               October 31, 2003  $0.05  $0.01
               January 31, 2004  $0.14  $0.12

                                 HIGH   LOW
               April 30, 2004    $0.10  $0.03

     We currently have 4,862,778 shares of our common stock outstanding. Our shares of common stock are held by approximately 424 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See Item 11 of this Annual Report.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On December 16, 2003, we issued 500,000 shares of our Series A preferred stock to each of Richard Mangiarelli and Richard Schmidt, two of our then officers and directors, in exchange for services rendered valued at $10,000, in the aggregate, which value coincided with the redemption price of the Series A preferred stock. The shares were restricted in their transfer under the Securities Act. The Series A preferred stock was issued pursuant to a Certificate of Designation, Preferences and Rights of our Series A Preferred Stock, par value $0.001 per share, which we filed with the Secretary of State of Minnesota. We designated 1,000,000 shares of preferred stock as Series A preferred stock. The Series A preferred stock is not entitled to receive any dividends, and is not convertible into shares of our common stock. On all matters submitted to the vote of our stockholders, a holder of the Series A preferred stock is entitled to the number of votes held by such holder multiplied by 250.

     On January 1, 2004, we issued 3,750,000 shares of our restricted common stock to Jimmy Villalobos and 1,250,000 shares of our restricted common stock to Mitch Gruber, two business consultants, for services rendered. Our registered shares were trading at $0.08 per share at the date of this transaction. The restricted shares were recorded at $0.10 per share.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

SECTION  15(g)  OF  THE  EXCHANGE  ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     Statements included in this Management' Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

     As of December 5, 2003, we abandoned our plans to pursue entertainment-oriented activities and investment. During the fiscal year ending April 30, 2004, we had no operations and our main activity was the maintenance of our corporate status.

     Charys Holding Company, Inc. intends to operate as a holding company, with operating subsidiaries in the following business segments:

-    Telecommunication, Cable TV, and Power Services;

-    Call Center Software Integration;

-    Sale and Resale of Computer Hardware;

-    Wi-Fi Installation; and

-    Business Services.

     Our business is more fully described in Part I of this Annual Report.

REVENUES

     We have generated no revenues. We are in the development stage, and have no operating subsidiaries.

OPERATING EXPENSES

     Operating expenses are primarily related to the maintenance of our corporate status, the search for viable acquisitions candidates, and consulting fees incurred as a result of the February 27, 2004 stock sale. The stock sale transaction is more fully described in the "Change of Control" section of Part I of this Annual Report.

PROFITABILITY

     Profitability is directly dependent upon our ability to acquire profitably operating subsidiaries consistent with our acquisition model, which is described in the "Acquisition Model" section of Part I of this Annual Report.

RESULTS OF OPERATIONS

     During the year ended April 30, 2004, we incurred a net loss of $1,878,827 and no revenues. The loss includes the value of share issued to consultants pursuant to the amended and restated Stock Purchase Agreement dated June 25, 2004 and certain Consulting Agreements, as more fully described in the "Change of Control" section of Part I of this Annual Report. There was no interest income (expense) for the years ended April 30, 2004 or 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

     Billy V. Ray, Jr. continues to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds Mr. Ray's willingness and ability to continue providing us the funds needed, we anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     We anticipate that our current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent auditor's report on our April 30, 2004 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

RECENT  Developments

     Please see Item1 of this Annual Report for the discussion of our proposed operations going forward since December 5, 2003.

COMMITMENTS  and  Contractual  Obligations

     The following table summarizes our contractual obligations as of April 30, 2004:

                                  PAYMENT DUE BY PERIOD
                                  ---------------------

OBLIGATIONS             TOTAL    1 YEAR   1-3 YEARS   3-5 YEARS
---------------------  --------  -------  ----------  ----------
Capital Leases            None      None       None        None
Operating Lease        $271,280  $33,045  $  118,251  $  119,984

OFF-BALANCE  SHEET  ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM  7.     FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 22, 2003, Callahan, Johnston & Associates, LLC resigned as our independent accountants for the reason that Callahan Johnson have ceased performing accounting services for public companies in connection with SEC matters.

     The decision to change accountants was approved by our board of directors.

     The reports of Callahan Johnson on our financial statements for the fiscal years ended April 30, 2002 and April 30, 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that such reports were modified to express substantial doubt as to our ability to continue as a going concern.

     In connection with its audit for the fiscal years ended April 30, 2002 and April 30, 2003, and during the interim period from May 1, 2003 to October 22, 2003, there have been no disagreements between us and Callahan Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Callahan, Johnston would have caused Callahan Johnson to make reference to the subject matter of such disagreements in their reports.

     During the fiscal years ended April 30, 2002 and April 30, 2003 and during the interim period from May 1, 2003 to October 22, 2003, Callahan Johnson has not advised us of any reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     We provided the former accountants with a copy of our Current Report on Form 8-K before its filing with the SEC. We requested the former accountants to furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us in our Current Report and, if not, stating the respects in which they do not agree. We filed the former accountants' letter as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 3, 2003 and our Amended Current Report on Form 8-K/A filed with the SEC on November 24, 2003.

     On December 8, 2003, we re-engaged Callahan Johnson as our principal accountant during the interim time period when we were looking for a new independent public accountant. Consequently, we consulted Callahan Johnson during the fiscal years ended April 30, 2002 and 2003 and the interim period prior to October 22, 2003 regarding audit opinions that were rendered on our financial statements, and Callahan Johnson has issued written reports which were included in our financial statements during the applicable time periods.

     The decision to re-engage Callahan Johnson was approved by our board of directors.

     On April 13, 2004 Callahan Johnson resigned as our independent certifying accountant because Callahan Johnson was not registered with the Public Company Accounting Oversight Board ("PCAOB").

     On April 13, 2004 we engaged Malone & Bailey, PLLC, certified public accountants, as our independent accountants to report on our balance sheet as of April 30, 2004, and the related combined statements of income, stockholders' equity and cash flows for the years then ended.

     The decision to appoint Malone & Bailey was approved by our board of directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Malone & Bailey, neither we nor anyone on our behalf consulted with Malone & Bailey regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     We provided the former accountants with a copy of our Current Report on Form 8-K before its filing with the SEC. We requested the former accountants to furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us in our Current Report and, if not, stating the respects in which they do not agree. We filed the former accountants' letter as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 21, 2004.

ITEM  8A.     CONTROLS  AND  PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     Our directors and executive officers are:

NAME                 AGE  POSITION                 DIRECTOR SINCE
-------------------  ---  -----------------------  --------------
Billy V. Ray, Jr.     46  Chairman, Chief                    2004
                          Executive Officer,
                          Secretary, and Director
Richard Mangiarelli   60  Director                           2004
Ben Holcomb           52  President, Chief                    N/A
                          Operating Officer
Raymond J. Smith      52  Chief Financial Officer             N/A
John Jordan           65  Director                           2004
Neil L. Underwood     34  Director                           2004
David S. Gergacz      55  Director                           2004
Michael Oyster        47  Director                           2004
Gisle Larsen          46  Director                           2004
Dennis C. Hayes       54  Director                           2004
Alec McLarty          59  Director                           2004

     Billy V. Ray, Jr. has served as our president since December 2003. On June 25, 2004, Mr. Ray was elected chairman of the board. From September 2003 until the present, Mr. Ray has served as chief executive officer of Flagship Holdings, Inc. a single purpose corporation organized to function as an Insurance Holding Company. From January 2004 until the present, Mr. Ray has served as vice president of Realm National Insurance Company and currently serves on the board of directors of Realm. Mr. Ray will spend approximately 80 percent of his time on our business. The remainder of his time will be spent on the business of Realm. From October 2001 until November 2003 he served as chief financial officer of Patton Management Group, Inc. From December 2000 until October 2001, Mr. Ray was executive vice president of mergers and acquisitions for Bracknell Corporation, Inc., a publicly traded company. From January 1997 to December 2000, he was chairman, chief executive officer, chief financial officer, and consultant of Able Telcom Holding Corporation, Inc., a publicly traded company. From 1995 to 1997, he was the president and founder of Ten-Ray Utility Construction, Inc., a utility construction company, which operated primarily in Colorado, Oklahoma and Washington, DC, as a contractor and consultant on cost-plus projects for Alcatel North America and Lockheed Information Systems. Mr. Ray also served from 1990 to 1992 as a member of the board of directors and as a member of the Audit Committee and the Insurance and Profit Sharing Plan Committee of Dycom Industries, Inc., a New York Stock Exchange publicly traded company. Mr. Ray has a B.A. in Accounting from the University of North Carolina at Greensboro, and has been a certified public accountant since 1982.

     Richard Mangiarelli served as our president from December 5, 2003 until June 25, 2004. He was appointed to the board of directors of ARS Networks, Inc., a publicly-traded company, in February 2003. He has served as president, chief executive officer and director of Cybertel Communications Corporation, a publicly-traded company, since 1996. Previously, Mr. Mangiarelli served as president and director of United States Alternate Energy Corporation, a publicly-traded company, and as president and director of Dynasty Resources, a publicly-traded company. Prior to entering business, Mr. Mangiarelli served in the United States Marine Corps. Mr. Mangiarelli served as a platoon commander, company commander, battalion commander, regimental commander, and retired from the Marine Corps with the rank of colonel. Mr. Mangiarelli received a bachelor's degree from the University of Connecticut and a Masters degree in Business Administration from Pepperdine University. While in the Marine Corps Mr. Mangiarelli attended and graduated from the Amphibious Warfare Course, Staff and Command College and the Naval War College.

     John Jordan founded the Jordan Companies in 1959, a group of privately held, diversified companies engaged in energy related engineering, manufacturing and marketing activities, defense and aerospace consulting and international negotiations and representation. He has served as chief executive officer and president of these companies for over 20 years. Mr. Jordan served as an officer in both the United States Air Force and the United

States Marine Corps. He is a graduate of Stanford University, the Marine Corps Command and Staff College, the National Defense University-Industrial College of the Armed Force program, the Naval War College.

     Ben Holcomb, since March 1999, has been an independent consultant to 14 venture capital backed start-ups. In this capacity he has served as chairman and chief executive officer of Avana Communications, Inc., a publicly traded company and vice president of sales and marketing for BroadCloud Communication, Inc., an enterprise software company. On June 25, 2004, Mr. Holcomb was elected our president. Before beginning his own consulting business, Mr. Holcomb worked for 12 years with BellSouth's domestic and international wireless operations. Domestically, Mr. Holcomb spent almost 10 years with BellSouth's wireless division, initially known as American Cellular Communications, as vice president of finance and administration, when the company was a Jackson, Mississippi based wireless carrier. ACC was acquired by BellSouth, a publicly traded company, in 1989. After BellSouth moved the company to Atlanta, Mr. Holcomb was named president of this division which grew to include nationwide distribution. Over the eight years before his move to wireless industry, Mr. Holcomb worked with Holiday Inns, Inc., a publicly traded company, in Memphis, Tennessee. His last position with that company was chief financial officer of the international division. After graduating from college, Mr. Holcomb began his career in public accounting. He worked with, what is now, Deloitte and Touche for over four years. From February to December 2003, Mr. Holcomb served on the board of directors of Nucentrix, Inc., a publicly-traded company, as the designated financial expert. Mr. Holcomb is a graduate of The University of Tennessee and maintains his CPA certificate in that state.

     Raymond J. Smith has been a financial consultant since 2000. From 1997 to 2000, Mr. Smith was chief financial officer for Professional Sports Car Racing, Inc. in Tampa, Florida. From 1993 until 1997, he was chief financial officer for Winter Brook Beverage Group, Inc. in Seattle, Washington. From 1985 until 1993, he was vice president - finance for National Beverage Corp., a publicly traded company, in Ft. Lauderdale, Florida. From 1979 until 1985, he was the controller of Burnup & Sims, Inc., a publicly traded company, in Ft. Lauderdale, Florida. Mr. Smith has a B.S. in Accounting from Philadelphia University and an MBA in Finance from Temple University.

     Neil L. Underwood currently serves as vice president of sales for S1 Corporation, a publicly traded company. While working at S1, Mr. Underwood continues to develop Underwood Ventures, LLC, a 10 year-old real estate holding company focusing on commercial and residential real estate in the Atlanta market. Before S1, Mr. Underwood launched the Americas division of Brokat Technologies, a publicly traded company and a $200 million financial services software supplier. Mr. Underwood is a certified cash manager. Mr. Underwood serves on the board of Allied Bancshares, a publicly traded company. From 1999 until 2001, he was chief operating officer of BROKAT Americas, a publicly traded company. Mr. Underwood is an honors graduate of Georgia Institute of Technology, with a Bachelor of Industrial Engineering.

     David S. Gergacz has more than 30 years of experience in the communications, computer hardware and software industries. He has held a number of senior executive positions that include chairman and chief executive officer of Brite Voice Systems (now Intervoice - Brite), chief executive officer of Cincinnati Bell Telephone, chief executive officer of Rogers Cantel, Canada's largest wireless communications company, vice chairman of Unitel, (now AT&T Canada), chief executive officer of Boston Technology (now Comverse), chief operating officer and president of Network Systems at Sprint. Mr. Gergacz also held management positions at Bell Laboratories, AT&T and the former NYNEX, (now Verizon).

     Michael Oyster has more than 25 years of experience in the communications, computer hardware and software industries. He has significant experience in marketing, product line management and development, and sales leadership. He has held a number of executive positions that include executive vice president and chief operating officer of Fusion International, president of Fusion Telecom USA, president Local Services of Network Plus Inc., executive vice president marketing and operations of Network Plus Inc., vice president and general manager of Teleport Communications Group, managing director wholesale markets of AT&T, division manager of AT&T Business Services, and national sales director of AT&T Business Communications Group.

     Gisle Larsen is the director of business development at n-Tel Communications Ltd., Dubai, United Arab Emirates. Mr. Larsen has 15 years of executive management level experience within the IT and telecommunications industries including two years as chief executive officer for iOnosphere Asia & Middle East Ltd, a company developing a regional telecom solutions presence in Asia, Africa and the Middle East. Prior to that assignment, Mr. Larsen served for four years with Telenor International as director of international markets from 1996until1998, and director of business development from1998until 2000, during which time he was responsible for the establishment of wholesale telecom businesses in nine countries. Before this he worked with IBM, a publicly traded company and with BEST Decision Support Ltd., which he co-founded. Mr. Larsen has an MBA from the Norwegian School of Management.

     Dennis C. Hayes founded and continues to provide leadership for an Internet industry trade association, which works closely with congress, the FCC and other parts of government to protect the interests of the Internet industry through legislative initiatives and advocacy. Mr. Hayes is the former chairman, president and chief executive officer of Hayes Microcomputer Products, Inc., which he founded, grew and provided executive leadership from a start up to a global company reaching revenues in excess of $240 million annually, with more than 1,500 employees.

     H. Alec McLarty has served in various capacities from chief operating officer to chairman of the board of three major textile companies, manufacturing socks and pantyhose. He entered the telecom industry in 1987 and founded his first telecommunications company that was subsequently sold to a large public company. Mr. McLarty has founded several other telecom companies and served as chief executive officer and chairman of each. The last was a joint venture with Telenor (the telephone company in Norway) as the majority stockholder. This venture established offices in Atlanta, New York, Los Angeles and Miami for domestic operations while establishing international companies with offices in Oslo, Luxembourg, London, Rome, Karachi, Hong Kong, and Kuala Lumpur. During the last 10 years, Mr. McLarty served as a director of several public companies, with responsibilities ranging from chairman of the board to chairman of the audit committee to chairman of the compensation committee. From 1998 until 2001, he was chief executive officer of Clarion Resources Communications Corp. From 1999 until 2002, he was a director of Abel Telecom Holding Inc., a publicly traded company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended April 30, 2004, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee which will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. The members of the committee are Alec McLarty as chairman, Neil Underwood, and Gisle Larsen. We have adopted a charter for the compensation committee, a copy of which is attached to this Annual Report as an exhibit.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. The members of the committee are Richard Mangiarelli as chairman, David S. Gergacz, and Michael Oyster. We have adopted a charter for the audit committee, a copy of which is attached to this Annual Report as an exhibit.

     Nominating Committee. Our board of directors has created a nominating committee which will exercise the power and authority to recommend the appropriate size and composition of the board, nominees for election to the board, and nominees for election to the committees. The members of the committee are Michael Oyster as chairman,

John Jordan, and Dennis C. Hayes. We have adopted a charter for the nominating committee, a copy of which is attached to this Annual Report as an exhibit.

     Executive Committee. Our board of directors has created an executive committee which will exercise all the powers and authority of the board between regular or special meetings of the board in the management of our business and affairs, except to the extent limited by Delaware law. The members of the committee are Billy V. Ray, Jr. as chairman, Alec McLarty, and David S. Gergacz. We have adopted a charter for the executive committee, a copy of which is attached to this Annual Report as an exhibit.

CODE  OF  ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.charys.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1117 Perimeter Center West, Suite N415, Atlanta, Georgia 30338, telephone
(678) 443-2300, or fax (678) 443-2320.

DIRECTORS  COMPENSATION

     It is the policy of the board that compensation for independent directors should be equity-based. Employee directors are not paid for board service in addition to there regular compensation. Each non-employee director receives a fee for attending each meeting, $2,000 in person or $1,000 telephonic attendance, plus reasonable travel fees. In addition, non-employee directors may receive Project Fees of $250 per hours, and certain Deal Fees. Deal fees include an hourly fee to be approved by the Board of Directors for time spent on negotiations and/or due diligence, plus an introduction fee of two percent or a management fee (when the non-employee director plays a key role in the acquisition and negotiation process) of five percent of the purchase price to be paid in our stock, or if elected by the director stock, note and cash in the same proportion as paid to the seller. Also, non-employee directors will receive stock grants and options. For the director's initial term, the director will receive 20,000 shares of our common stock and an option to purchase 100,000 shares, and will receive the same for each successive year of service. Upon resignation or failing to be re-elected the director will receive an additional 50,000 shares of our common stock.

ITEM  10.     EXECUTIVE  COMPENSATION.

SUMMARY  OF  CASH  AND  CERTAIN  OTHER  COMPENSATION

     The compensation program for executives at the Company consists of three key elements:

-    A base salary,

-    A performance bonus, and

-    Periodic grants and/or options of our common stock.

     Base Salary. The chief executive officer and all other senior executive officers receive compensation base on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2004 no base salary compensation was paid to any of our executive officers.

     Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2004 no bonus compensation was paid to any of our executive officers.

     Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2004 no stock option grants where given to any of our executive officers.

EMPLOYMENT  AGREEMENTS

     On June 15, 2004 Messrs. Ray, Holcomb, and Smith executed employment agreements with us, copies of which are filed as exhibits with this Annual Report. On June 25, 2004 at a Special Meeting of Directors, the full board approved the employments for Messrs. Ray, Holcomb, and Smith.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of June 30, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                        COMMON STOCK
                                                        BENEFICIALLY           PREFERRED STOCK BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                   OWNED (2)                   OWNED (2)
--------------------------------------------------  ----------------------  -------------------------------
                                                       NUMBER      PERCENT      NUMBER          PERCENT
                                                    -------------  -------  ---------------  --------------
Billy V. Ray, Jr. (3). . . . . . . . . . . . . . .     21,851,503    44.94        1,000,000             100
Richard Mangiarelli (4). . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
Ben Holcomb. . . . . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
Raymond J. Smith . . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
John Jordan. . . . . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
Neil L. Underwood. . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
Dave Gergacz . . . . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
Mike Oyster. . . . . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
Gisle Larsen . . . . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
Dennis C. Hayes. . . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
                                                                   -------  ---------------  --------------
Alec McLarty . . . . . . . . . . . . . . . . . . .            -0-      -0-              -0-             -0-
                                                    -------------  -------  ---------------  --------------
All directors and officers as a group (11 persons)     21,851,503    44.94        1,000,000             100
                                                    =============  =======  ===============  ==============

------------------------------
*    Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Charys Holding Company, Inc., 1117 Perimeter Center West, Suite N415, Atlanta, Georgia 30338. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC.
(3) Pursuant to the Amended and Restated Stock Purchase Agreement filed with the SEC as an exhibit to our Form 8-K/A on June 1, 2004, Mr. Ray has the right to acquire an additional 22,372,225 shares of our common stock. Although Mr. Ray will not formally own the shares of our common stock and preferred stock described above, he has the right to vote such shares. The preferred stock is entitled to the number of votes held by such holder multiplied by 250. See "Certain Relationships and Related Transactions," below.
(4) The wife of Mr. Mangiarelli, Janet Risher, has the right to acquire 4,000,000 shares of our common stock under Consulting Agreements under the Stock Purchase Agreement.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Charys Holding Company, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Pursuant to the Amended and Restated Stock Purchase Agreement, on February 27, 2004, Mr. Ray has the right to acquire 21,851,503 shares of the our common stock and 1,000,000 shares of our preferred stock, plus an additional 22,372,225 shares of our common stock. Although Mr. Ray will not formally own the 21,851,503 shares of our common stock and 1,000,000 shares of our preferred stock described above, he has the right to vote such shares. The preferred stock is entitled to the number of votes held by such holder multiplied by 250.

     Pursuant to the stock pledge agreement, discussed under "Change in Control," above, Mr. Ray granted to Ms. Risher and Mr. Schmidt a security interest in the 21,851,503 shares of our common stock, and the 1,000,000 shares of our preferred stock to be acquired by Mr. Ray. The Note is payable in installments with the first payment of $25,000 being due and payable on or before July 25, 2004. Thereafter, the Note shall be due and payable in nine monthly installments of $25,000.00 each, payable on the last day of each and every calendar month, beginning on August 31, 2004, and continuing regularly thereafter until the whole of said principal amount has been duly paid.

     Ms. Risher and Mr. Schmidt placed in escrow, pursuant to the terms of an Escrow Agreement (the "Escrow Agreement") the Initial Common Shares and the Initial Preferred Shares. The Escrowed Shares have been accompanied by stock powers duly executed by Ms. Risher and Mr. Schmidt in favor of Mr. Ray, which will be utilized to transfer the Escrowed Shares to Mr. Ray upon satisfaction of all of the terms of the Note, the Stock Pledge Agreement, the Escrow Agreement, the Consulting Agreements hereinabove described (collectively, the "Other Agreements") and the Stock Purchase Agreement. At the closing under the Stock Purchase Agreement and upon the payment in full of the Note, the Escrow Agent shall deliver the Initial Common Shares to Mr. Ray free and clear of all liens and encumbrances other than the legend required by the Securities Act. Upon completion and satisfaction of all of the terms of the Stock Purchase Agreement and the Other Agreements, the Escrow Agent shall deliver the Initial Preferred Shares to Mr. Ray free and clear of all liens and encumbrances other than the legend required by the Securities Act.

     So long as no event of default has occurred and remains uncured for the applicable grace period under the Stock Purchase Agreement, the Note, the Stock Pledge Agreement, and the Consulting Agreements, Mr. Ray shall have the right to vote all of the Escrowed Shares.

     The wife of Mr. Mangiarelli, Mrs. Janet Risher, has the right to acquire 4,000,000 shares of our common stock under a Consulting Agreement which is part of the Amended and Restated Stock Purchase Agreement.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Financial  Statement  Schedules.

     None.

     (b)     Exhibits

ITEM  14.     AUDIT FEES

$6,407 incurred during fiscal year ended 4/30/04.

EXHIBIT
   NO.                                         IDENTIFICATION OF EXHIBIT
-----------                                    -------------------------

    2.1*     Plan and Agreement of Merger Between Spiderboy International, Inc. and Charys Holding Company, Inc.
             dated June 25, 2005 and filed with Definitive Proxy Statement dated June 11, 2004.
    3.1*     Articles of Incorporation of Rogers Hardware and Lumber Company filed on February 11, 1959 with the
             State of Minnesota.
    3.2*     Certificate of Restated Articles of Incorporation of Rogers Hardware and Lumber Company filed on
             December 10, 1968 with the State of Minnesota, changing the corporate name to Component Systems,
             Inc.
    3.3*     Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc.
             Modification of Statutory Requirements or Amendments of Articles of Incorporation of Prestine, Inc.
    3.4*     filed on April 23, 1968 with the State of Minnesota, changing the corporate name to High Country
             Ventures, Inc.
    3.5      Amendment of Articles of Incorporation of High Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc.
    3.6**    Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Spiderboy International,
             Inc. filed on February 24, 2004 with the State of Minnesota.
    3.8*     Certificate of Incorporation of Charys Holding Company, Inc. filed on April 16, 2004 with the State of
             Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
    3.9*     Certificate of Amendment of Certificate of Incorporation of Charys Holding Company, Inc. filed on May
             21, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
    3.10*    Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Charys Holding
             Company, Inc. filed on May 5, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
    3.19*    Bylaws of Spiderboy.com, Inc.


    3.20*    Certificate of Exchange filed on October 13, 2000 with the State of Minnesota whereby Spiderboy.com,
             Inc. became a wholly-owned subsidiary of High Country Ventures, Inc.
    3.21*    Articles of Merger filed with the Delaware Secretary of State on June 30, 2004.
    3.22*    Articles of Merger filed with the Minnesota Secretary of State on July 1, 2004.
    10.1*    Stock Purchase Agreement between Mark N. Pardo and Richard Mangiarelli and Richard Schmidt dated
             December 5, 2003 filed as an exhibit to Form 8-K on December 12, 2003.
    10.2*    Promissory Note in the amount of $160,000 dated December 5, 2003, executed by Richard Mangiarelli,
             Richard Schmidt, and Spiderboy International, Inc., payable to the order of Mark N. Pardo filed as an exhibit to Form 8-K on December 12, 2003.
    10.3*    Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy International, Inc., and
             Billy V. Ray, Jr., dated February 27, 2004 filed as an exhibit to Form 8-K on May 28, 2004.
    10.4*    Amended and Restated Stock Purchase Agreement Janet Risher, Richard Schmidt, Spiderboy
             International, Inc., and Billy V. Ray, Jr., dated May 25, 2004 filed as an exhibit to Form 8-K/A on June 1,
             2004.
    10.5*    Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2004 dated April 28, 2004 and filed with Definitive Proxy Statement dated June 11, 2004.
    10.6*    Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
             Year 2004 dated April 28, 2004 and filed with Definitive Proxy Statement dated June 11, 2004.
    10.7*    Consulting Agreement Between Charys Holding Company, Inc.'s. predecessor, Spiderboy International,
             Inc., and Janet Risher dated February 27, 2004.
    10.8*    Consulting Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy International,
             Inc., and Richard Schmidt dated February 27, 2004.
    10.9*    Consulting Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy International,
             Inc., and Paul Ferandell dated February 27, 2004.
    10.10*   Consulting Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy International,
             Inc., and John Jordan dated February 27, 2004.
    10.11*   Consulting Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy International,
             Inc., and Bruce Caldwell dated February 27, 2004.
    10.12*   Consulting Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy International,
             Inc., and Jimmy Villalobos dated February 27, 2004.
    10.13*   Consulting Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy International,
             Inc.", and Ash Mascarenhas, dated February 27, 2004.
    10.14*   Consulting Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy International,
             Inc., and Francis Zubrowski, dated February 27, 2004.
    10.15*   Registration Rights Agreement Between Charys Holding Company, Inc.'s predecessor, Spiderboy
             International, Inc., and Janet Risher dated February 27, 2004.
    10.16*   Registration Rights Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy
             International, Inc., and Richard Schmidt dated February 27, 2004.
    10.17*   Registration Rights Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy
             International, Inc., and Paul Ferandell dated February 27, 2004.
    10.18*   Registration Rights Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy
             International, Inc., and John Jordan dated February 27, 2004.
    10.19*   Registration Rights Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy
             International, Inc., and Bruce Caldwell dated February 27, 2004.
    10.20*   Registration Rights Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy
             International, Inc., and Jimmy Villalobos dated February 27, 2004.
    10.21*   Registration Rights Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy
             International, Inc., and Ash Mascarenhas dated February 27, 2004.
    10.22*   Registration Rights Agreement Between Charys Holding Company,  Inc.'s predecessor, Spiderboy
             International, Inc., and Francis Zubrowski dated February 27, 2004.
    10.23*   Stock Purchase Agreement Between Charys Holding Company, Inc., Robert G. Barrow, Jr. and Mark D.
             Andrizzi dated April 21, 2004.
    10.25**  Charter of Compensation Committee dated April 28, 2004.
    10.26**  Charter of Audit Committee dated April 28, 2004.
    10.29**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Billy V. Ray.
    10.30**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Ben Holcomb.


    10.31**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Raymond J.
             Smith.
    10.32**  Joint Venture Agreement between Ruby Belle, LLC, Ted C. Russell, and Charys Holding Company, Inc.
    10.33**  Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc.
    10.34**  Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company,
             Inc.
    10.35*   Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
             Year 2004 dated July 19, 2004 filed as an exhibit to a registration statement on Form S-8 on July 29,
             2004.
    14**     Code of Ethics.
    21**     Subsidiaries.
    31.1**   Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
    31.2**   Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
    32.1**   Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
    32.2**   Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

-----------
*  Previously  Filed
**  Filed  Herewith

     (c)     Reports  on  Form  8-K.

     Form 8-K filed on November 3, 2003 with respect to change in our certifying accountant.

     Form 8-K/A filed on November 24, 2003 with respect to changes in our certifying accountant.

     Form 8-K filed on December 12, 2003 with respect to changes in control and change in our certifying accountant.

     Form 8-K filed on March 10, 2004 with respect to change in control and change in our address and telephone number.

     Form 8-K filed on April 21, 2004 with respect to change in our certifying accountant and change in control.

     Form 8-K/A filed on June 1, 2004 with respect to change in control.

     Form 8-K filed July 6, 2004 with respect to the acquisition of Innovative Corporate Strategies, Inc.

     Form 8-K filed July 22, 2004 with respect to completion of the steps necessary to effect the change in our name to "Charys Holding Company, Inc." and the change in our domicile from the State of Minnesota to the State of Delaware effective July 1, 2004.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

     The aggregate fees billed by Callahan, Johnston & Associates, LLC for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2004 were none.

     The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2004 were $3,000.

AUDIT-RELATED  FEES

     The aggregate audit-related fees billed by Callahan, Johnston & Associates, LLC for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2004 were $6,407.

     The aggregate audit-related fees billed Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were none .

ALL  OTHER  FEES

     There were no other fees billed by Callahan, Johnston & Associates, LLC or Malone & Bailey, PLLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHARYS HOLDING COMPANY, INC.



Date:  August 13, 2004
                                         By  /s/  Billy  V.  Ray,  Jr.
                                           -----------------------------------
                                           Billy V, Ray, Jr.,
                                           Chief Executive Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES



                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          CHARYS HOLDING COMPANY, INC.

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED APRIL 30, 2004, 2003 AND PERIOD FROM
                      NOVEMBER 18, 1999 TO APRIL 30, 2004

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED APRIL 30, 2004, 2003 AND PERIOD FROM
                      NOVEMBER 18, 1999 TO APRIL 30, 2004

                                TABLE OF CONTENTS
                                -----------------


                                                          Page
                                                          ----

Independent Auditors' Report . . . . . . . . . . . . . . .  1


Consolidated Financial Statements:

  Consolidated Balance Sheets. . . . . . . . . . . . . . .  2

  Consolidated Statements of Operations. . . . . . . . . .  3

  Consolidated Statements of Stockholders Deficit. . . . .  4

  Consolidated Statements of Cash Flows. . . . . . . . . .  5

  Notes to Consolidated Financial Statements . . . . . . .  6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Stockholders and Board of Directors
  Charys Holding Company, Inc.
  (f/k/a Spiderboy International, Inc.)
  Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Charys Holding Company, Inc. (f/k/a Spiderboy International, Inc.) as of April 30, 2004, and the related consolidated statements of expenses, stockholders deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Charys's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charys Holding Company, Inc. (f/k/a Spiderboy International, Inc.) as of April 30, 2004 and the results of operations, stockholders deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that Charys will continue as a going concern. Charys's significant operating losses, lack of assets and the substantial stockholders deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

July 22, 2004

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Stockholders and Board of Directors
Spiderboy  International,  Inc.
  (A  Development  Stage  Company)
Fort  Myers,  Florida

We have audited the accompanying consolidated balance sheet of Spiderboy International, Inc. as of April 30, 2003, and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for the year then ended and for the period from November 18, 1999 to April 30, 2003. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiderboy International, Inc. as of April 30, 2003 and the results of operations, stockholders equity (deficit) and cash flows for the year then ended and for the period from November 18, 1999 to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Companys significant operating losses and the substantial stockholders deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
August 12, 2003


            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                 Telephone: (612)861-0970      Fax: (612)861-5827
                          E-mail: cjacallahan@qwest.com

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                          CONSOLIDATED BALANCE SHEETS
                         As of April 30, 2004 and 2003


                                                     2004         2003
                                                 -----------   ----------
               ASSETS
               ------

     Total assets                                $      - -    $     - -
                                                 ===========   ==========



  LIABILITIES AND STOCKHOLDERS DEFICIT
  ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses          $ 1,365,740   $     - -
  Accrued income taxes                                 2,919       2,919
  Liabilities of discontinued operations                 - -      73,506
                                                 -----------   ----------
        Total current liabilities                  1,368,659      76,425
                                                 -----------   ----------

Contingent liabilities

Stockholders deficit:
  Preferred stock: $.001 par value;
    5,000,000 shares authorized; 1,000,000
    shares issued and outstanding                     10,000         - -
  Common stock: $.001 par value; 300,000,000
    shares authorized; issued and outstanding
    shares 4,862,778 in 2004 and
    4,362,778 in 2003                                  4,863       4,363
  Additional paid in capital                       1,842,131    1,266,401
  Accumulated deficit                             (3,225,653) (1,346,826)
                                                 -----------  -----------
    Total stockholders deficit                    (1,368,659)    (76,425)
                                                 -----------  -----------
    Total liabilities and stockholders deficit   $      - -   $      - -
                                                 ===========  ===========


See accompanying summary of accounting policies and notes to financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF EXPENSES
                      Years Ended April 30, 2004 and 2003


                                                2004         2003
                                            ------------  -----------

Administrative expenses                     $ 1,897,774   $      - -
                                            ------------  -----------
Loss from continuing operations              (1,897,774)         - -

Discontinued operations
  - Loss from operations                                    (345,283)
  - Gain on disposal                             18,947          - -
                                            ------------  -----------
  Net income loss                            (1,878,827)    (345,283)
                                            ============  ===========

Basic and diluted net loss
  per share
  - continuing operations                   $      (.42)  $      - -
  - discontinued operations                         - -         (.08)
  - sale of discontinued operations         $       .00          - -
                                            ============  ===========

Weighted average number of
  shares outstanding                          4,527,161    4,308,538
                                            ============  ===========


See accompanying summary of accounting policies and notes to financial statements.

                                               CHARYS HOLDING COMPANY, INC.
                                           (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT


                                            Preferred Stock       Common Stock
                                          -------------------  ---------------------   Retained
                                            Shares    Amount    Shares      Amount      Deficit        Total
                                          ----------  -------  ---------  ----------  ------------  ------------

BALANCES, April 30, 2002                           -  $     -  3,688,283  $  586,215  $(1,001,543)  $  (415,328)

   Contributed capital from donated rent           -        -          -       6,000            -         6,000

   Issuance of common stock at $.10 to
     $1.20 per share in settlement of
     liabilities                                   -        -    674,495     678,186            -       678,186

   Fiscal 2003 net loss                            -        -          -           -     (345,283)     (345,283)
                                          ----------  -------  ---------  ----------  ------------  ------------

BALANCES, April 30, 2003                           -        -  4,362,778   1,270,401   (1,346,826)      (76,425)

   Contributed capital from donated
     rent and liabilities                        - -        -          -      76,593            -        76,593

   Issuance of common stock at $1
     per share for services                      - -        -    500,000     500,000            -       500,000

   Issuance of preferred stock at
     $.001 per share for services          1,000,000   10,000        - -         - -            -        10,000

   Fiscal 2004 net loss                            -        -          -         - -   (1,878,827)   (1,878,827)
                                          ----------  -------  ---------  ----------  ------------  ------------

BALANCES, April 30, 2004                   1,000,000  $10,000  4,862,778   1,846,994   (3,225,653)  $(1,368,659)
                                          ==========  =======  =========  ==========  ============  ============
Less: par                                                                      4,863
                                                                          ----------
Additional paid in capital                                                $1,842,131
                                                                          ==========


See accompanying summary of accounting policies and notes to financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Year Ended April 30,
                                                     2004         2003
                                                 ------------  ----------
Cash flows from operating
  activities:
    Net loss                                     $(1,878,827)  $(345,283)
    Adjustments to reconcile net
      loss to cash flows
      from operating activities:
        Gain on sale of
          discontinued operations                    (18,947)        - -
        Donated rent                                   3,000       6,000
        Depreciation                                      42          85
        Stock issued for services                    510,000     300,000
        Net liabilities of
          Discontinued operations                    128,067      37,911
        Accounts payable and other
          current liabilities                      1,256,665         - -
                                                 ------------  ----------
Net cash flows from operating
  activities                                             - -      (1,287)
                                                 ------------  ----------

Net change in cash                                       - -      (1,287)
                                                 ------------  ----------
Cash - Beginning of year                                 - -       1,287
                                                 ------------  ----------
  End of year                                    $       - -   $     - -
                                                 ============  ==========


See accompanying summary of accounting policies and notes to financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Charys Holding Company, Inc. is a Delaware corporation incorporated on April 16, 2004. Charys has had no operating activities since 2003. Charys is the successor to Spiderboy International, Inc. ("Spiderboy"), a Minnesota corporation, as the result of a merger and name change approved by the shareholders on June 25, 2004.

The merger between Spiderboy and Charys was organized to change the corporate domicile. Charys was a newly formed corporation with only minimal capital and no other assets or liabilities. The merger agreement provided for the existing stockholders of Spiderboy to receive one share of Charys's common stock for every 10 shares of common stock of Spiderboy (in effect, a one for 10 reverse split). In addition, the one outstanding share of Charys was cancelled. As a result, the former stockholders of Spiderboy became the only stockholders of the newly merged corporation.

The holders of Series A preferred stock of Spiderboy were entitled to receive one share of Series A preferred stock of Charys for every share of Series A preferred stock of Spiderboy.

Charys intends to operate as a holding company, with operating subsidiaries in the following business segments:

     -    Telecommunication, Cable TV, and Power Services,
     -    Call Center Software Integration,
     -    Sale and Resale of Computer Hardware,
     -    Wi-Fi Installation, and
     -    Business Services.

On April 21, 2004, Charys acquired all the outstanding shares of Innovative Corporate Strategies, Inc. ("ICS"). On the date of acquisition ICS was in the development stage, with no assets or liabilities. ICS expects to begin operating in Late 2004. The consideration to be paid for ICS is contingent and is 3.5 times the total earnings before interest, taxes, and depreciation of ICS over the period commencing at the closing of the acquisition and continuing through the last day of ICS's fiscal year 2006, calculated according to GAAP, up to a maximum of $12,400,000.

Historical Operations. Rogers Hardware and Lumber Company was originally incorporated in Minnesota in February 1959 and went out of business some years later. Rogers merged with Spiderboy on October 12, 2003. Spiderboy created and ran the Spiderboy.com search engine on the world wide web, becoming inactive in early 2003. During most of the fiscal year 2004 Spiderboy had no operations and its only activity was the maintenance of its corporate status.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Charys and its wholly-owned subsidiaries, Spiderboy.com, Inc. and ICS. All intercompany transactions and balances have been eliminated in consolidation.

Investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. At April 30, 2004 and 2003, there were no cash equivalents.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

Contingent Liabilities. On November 24, 2003, Charys's president and majority shareholder, Mark N. Pardo, sold controlling interest to two investors for $250,000. Charys cosigned a $160,000 promissory note to Mr. Pardo as a part of this transaction. This note is non-interest bearing, secured by a majority interest in the Charys's common stock and is due: $30,000 on January 24, 2004; $13,000 each month from February 24, 2004 to November 24, 2004.

Consulting agreements entered into on February 27, 2004 contain contingent obligations to issue 3,333,334 shares of Charys common stock to various consultants (See Note 4: Shares Issuable Under Consulting Agreements).

The consideration to be paid towards the acquisition of Innovative Corporate Strategies, Inc. (ICS) is subject to adjustment as described in Note 1.

Trademark Opposition. On April 29, 2004, Marvel Comics filed a federal lawsuit against Charys for Charys's previous use of the Spiderboy trademark. Charys obtained this trademark after Marvel Comics had allowed it to lapse. Charys's former President has indemnified Charys with respect to this matter. Charys feels its name change in June 2004 minimizes any exposure it might have with respect to this matter.

Long-Lived Assets. In accordance with SFAS 144, Accounting For The Impairment or Disposal Of Long-Lived Assets, Charys reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, Charys would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Basic and Diluted Earnings Per Share. Basic loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share, in addition to the weighted average determined for basic earnings per shares, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents issuable upon exercise of stock options and warrants using the treasury stock method were antidilutive and, therefore, were not included in the computations of diluted loss per common share. There were no outstanding stock options or warrants.

Income Taxes. Charys accounts for income tax expense based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying tax rates in effect in years in which the differences are expected to reverse.

Recently issued accounting pronouncements. Charys does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Charys's results of operations, financial position or cash flow.

Reclassifications. Certain reclassifications have been made to fiscal 2003 financial statements to conform to the fiscal 2004 presentation. These reclassifications had no net income effect.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Charys incurred net losses of $345,283 and $1,878,827 in fiscal 2003 and 2004, respectively, has an accumulated deficit of $3,225,653 and a working capital deficit of $1,368,659 as of April 30, 2004. These conditions create an uncertainty as to Charys's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Charys is unable to continue as a going concern.


NOTE 3 - RELATED PARTY TRANSACTIONS

Sale of Discontinued Operations

     On October 19, 2003, Charys entered into an agreement with its then president and majority shareholder, Mark N. Pardo, to sell him all of Charys's tangible and intangible assets relating to its e-commerce and entertainment activities (Including but not limited to: intellectual rights, films, film footage, office equipment and film equipment). The purchase price paid by Mr. Pardo was $18,117 and was paid through the assumption of liabilities.

     Subscription Agreement / Sale of Subsidiary.  On February 27, 2004,
     Charys entered into an agreement to sell its Spiderboy.com, Inc. subsidiary to stockholders of Charys for a promise to pay $1,000. Spiderboy.com, Inc. has been inactive since early 2003. The $1,000 note receivable is non-interest bearing, unsecured and due on demand. This amount was fully impaired as of April 30, 2004.

Office Space / Furniture and Equipment

     Charys previously received office space and use of certain furniture and equipment from its former majority stockholder under a month-to-month agreement at no cost. A value of $500 per month was reflected for these donated rentals in the accompanying financial statements ($3,000 in 2004 and $6,000 in 2003).


NOTE 4 - STOCKHOLDERS' EQUITY

Authorized Shares. On February 27, 2004, a controlling interest in Charys was sold. As part of this agreement, Charys amended its certificate of incorporation to provide for authorized shares as follows:

     - 300,000,000 shares of common stock.
     - 5,000,000 shares of preferred stock.

Reverse Split. Charys implemented a one-for-10 reverse split for common stock in connection with the change of domicile from Minnesota to Delaware pursuant to a merger (see note 1) whereby the Spiderboy stockholders received one share of the common stock of Charys for every 10 shares of Spiderboy's common stock.

The reverse split has been presented retroactively in the accompanying financial statements.

Preferred Stock. On December 16, 2003, Spiderboy issued two consultants 500,000 shares each of Series A preferred stock. The Series A preferred stock is not entitled to receive any dividends and is not convertible into shares of our common stock. A holder of the Series A preferred stock is entitled to 250 votes per share.

The holders of shares of the Series A Preferred stock of Spiderboy received one share of Series A preferred stock of Charys for every share of Series A preferred stock of Spiderboy.

Shares Issuable Under Consulting Agreements. Charys signed a Consulting Agreement on February 27, 2004, with seven individuals. These consulting agreements grant up to 4,300,000 shares of Charys's common stock to the consultants in full consideration for general business consulting services to be provided. Shares to be issued under these agreements are to be:

     - One-third registered securities pursuant to a registration statement on Form S-8
     - One-third restricted shares under Rule 144, but possessing piggyback registration rights, and
     - Remaining one-third restricted shares under Rule 144 with no registration rights.

A liability of $1,256,665 is reflected in accounts payable for the initial 966,664 shares of common stock initially issuable under these agreements. A contingent liability exists for the remaining 3,333,336 shares of common stock issuable, based on future performance required under these agreements. No obligation has been recorded for the future services to be rendered.

Stock Incentive Plans. On April 28, 2004, Charys's Board of Directors approved an Employee Stock Ownership Plan and a Non-Employee Director Stock Incentive Plan. These Plans became effective July 19, 2004. Grants of shares under these plans shall have a deemed issuance price of not less than 85% of the fair market value of the common stock on the date of the grant.


NOTE 5 - OFFICE LEASE

Charys leases its office facilities under a five-year lease beginning April 2004 and is accounted for as an operating lease. Future minimum lease payments are as follows:

               2005              $118,251
               2006              $118,251
               2007              $118,251
               2008              $119,984
               2009              $119,984


NOTE 6 - INCOME TAXES

Income taxes consisted of the following at April 30,

                                       2004        2003
                                    ----------  ----------

Deferred tax asset relating to net
  operating loss carryforwards      $ 735,000   $ 250,000
Valuation allowance                  (735,000)   (250,000)
                                    ----------  ----------

Net deferred tax asset              $     - -   $     - -
                                    ==========  ==========

NOTE 7 - SUPPLEMENTAL INFORMATION

Summary of non cash activity:

     In October 2003 the Company's then president and majority shareholder, Mark
     N. Pardo, contributed accrued payroll and notes owed him by the Company as additional equity. This equity contribution totaled $67,329. Various other shareholders also contributed cash or liabilities to Charys as additional equity.


NOTE 8 - OTHER TRANSACTIONS

On March 8, 2004, Charys entered into Commercial Real Estate Purchase and Sale Agreement with Joe F. and Carol F. Carter (the "Carters") to acquire certain real property and surface interest pertaining to 242 acres suitable for the mining of minerals including but not limited to Carolina slate. On June 7, 2004 and prior to any business being transacted under the Real Estate Agreement, Charys assigned its rights under this agreement to Flagship Holdings, Inc, a Company controlled by Billy Ray. In consideration for the assignment, Charys will receive fees upon the sale of the various properties. There are three properties to be sold. The fees will range from $200,000 to $300,000 per property. In June 2004, Charys received $300,000 from the sale of the first property.

In May 2004, the Company entered into a Joint Venture Agreement with Ruby Belle, LLC and Ted C. Russell to develop, operate, and/or sell certain real estate or interests owned by Realm National Insurance located in North Carolina. The name of the venture is 3DN Real Estate Development Joint Venture. No activity related to this joint venture has commenced as of July 22, 2004.

On May 26, 2004, Charys signed a ground lease with Realm National Insurance Company. The lease expires on its 10th anniversary date. The lease gives Charys the right to use and occupy a certain parcel of land located in North Carolina for the purpose of removing all crushed stone produced from the leased property.

The lease provides for Charys to make the following payments to Realm:

     - Basic rent of $150,000 per year, payable 180 days after the commencement of each then current year of the lease term.
     - Additional rent of four percent of the proceeds from the sale of crushed stone.
     - No operational activity has commenced as provided for under this lease as of July 22, 2004.