Form 10QSB
period 2004-07-31
CHARYS HOLDING CO INC
filed 2004-10-08
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                         COMMISSION FILE NUMBER: 0-18292

                          CHARYS HOLDING COMPANY, INC.
                 (Name of small business issuer in its charter)

               DELAWARE                                  51-2152284
     (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                Identification No.)

 1117 PERIMETER CENTER WEST, SUITE N415
            ATLANTA, GEORGIA                               30338
 (Address of principal executive offices)               (Zip Code)

                                 (678) 443-2300
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2004, the issuer had 4,862,778 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 3
     Item 1. Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 3
     Item 2. Management's Discussion and Analysis, and Plan of Operation . . .10
     Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .15
PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .16
     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .16
     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .16
     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .16
     Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .16
     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .17
     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .17
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . .19
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . .20
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . .21
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . .22

                             PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                               CHARYS HOLDING COMPANY, INC.
                           (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)


                                                                           July31,2004
                                                                        ------------------
ASSETS
------
Current assets:
  Cash                                                                  $          97,109
  Accounts receivable, net of allowance for doubtful accounts of $-0-              54,854
  Note receivable                                                                  22,028
  Prepaid expenses (Note 3)                                                       425,561
  Other current assets                                                              6,157
                                                                        ------------------

    Total current assets                                                          605,709

Property and equipment, net of accumulated depreciation of $100,236                88,701

Other non-current assets                                                            6,889
                                                                        ------------------

                                                                        $         701,299
                                                                        ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Accounts payable and accrued expenses (Note 7)                        $       2,165,918
  Accrued taxes                                                                     2,919
  Advance payments from customers                                                  28,661
  Short-term notes payable (Note 6)                                               264,909
  Current portion of long-term debt                                                20,086
                                                                        ------------------

      Total current liabilities                                                 2,482,493
                                                                        ------------------

Long-term debt (Note 6)                                                           255,562
                                                                        ------------------

Stockholders' deficit:
  Preferred stock: $0.001 par value; 5,000,000 shares
    authorized; 1,000,000 shares issued and outstanding                             1,000
  Common stock: $0.001 par value; 300,000,000 shares
    authorized; 4,862,778 shares issued and outstanding                             4,863
  Additional paid-in capital                                                    1,831,076
  Accumulated deficit                                                          (3,873,695)
                                                                        ------------------
      Total stockholders' deficit                                              (2,036,756)
                                                                        ------------------
                                                                        $         701,299
                                                                        ==================

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended July 31,
                                               --------------------------
                                                  2004          2003
                                               ----------  --------------
                                                             (Restated
                                                            for combined
                                                             companies
                                                               Note 5)

Net sales  (Note 3)                            $1,663,903  $   1,018,805
Cost of sales                                     971,053        675,397
                                               ----------  --------------

Gross operating profit                            692,850        343,408

General & administrative expenses                 575,314        362,589
                                               ----------  --------------

Net earnings (loss)                            $  117,536  $     (19,181)
                                               ==========  ==============

Per share data - basic
  Net earnings                                 $     0.02  $       (0.00)
                                               ==========  ==============
  Weighted average common shares outstanding    4,862,778     43,627,775
                                               ==========  ==============

Per share data - diluted
  Net earnings                                 $     0.02  $       (0.00)
                                               ==========  ==============

  Weighted average common shares outstanding    5,121,474     43,627,775
                                               ==========  ==============

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Three Months Ended July, 31
                                                           --------------------------
                                                              2004          2003
                                                           ----------  --------------
                                                                         (Restated
                                                                        for combined
                                                                         companies -
                                                                           Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ 117,536   $     (19,181)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation expense                                    11,531          29,145
      Stock option expense                                    15,986             -0-
      Donated rent                                               -0-           1,500
      Net changes in current assets and liabilities         (180,281)       (241,379)
                                                           ----------  --------------

        Net cash used in operating activities                (35,228)       (229,915)
                                                           ----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (3,859)            -0-
  Repayments (increases) to note receivable                    2,240          (6,500)
                                                           ----------  --------------

        Net cash used in investing activities                 (1,619)         (6,500)
                                                           ----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term notes payable                     148,000         120,000
  Payments on short-term notes payable                        (6,528)        (20,689)
  Payments on capital lease obligations                       (1,288)         (8,331)
  Payments on long-term debt                                  (6,228)         (6,228)
                                                           ----------  --------------

        Net cash provided by financing activities            133,956          84,752
                                                           ----------  --------------

CHANGE IN CASH                                                97,109        (151,663)

CASH, beginning of period                                        -0-         246,680
                                                           ----------  --------------

CASH, end of period                                        $  97,109   $      95,017
                                                           ==========  ==============

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements for Charys Holding Company, Inc. ("Charys" or the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004 and on Form 8-K/A for the two years ended December 31, 2003. Operating results for the three months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005.

2.   THE  COMPANY

     The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, Personnel Resources of Georgia, Inc. ("PRG"), an operating company in the business services industry acquired in July 2004 (see Note 5) and Innovative Corporate Solutions, Inc. ("ICS"), a development stage company. Charys is the successor to Spiderboy International, Inc. as the result of a merger and name change approved by the stockholders on June 25, 2004, details of which are more fully described in the Company's 2004 Annual Report on Form 10-KSB.

3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Changes in accounting policies not otherwise disclosed in the Company's 2004 Annual Report on Form 10-KSB, resulting primarily from the acquisition of PRG (see Note 5) during the first quarter, are as follows:

Change From Development Stage Company Status
--------------------------------------------

     Prior to the first quarter of fiscal year 2005, Charys was non-operational and engaged principally in reorganizing its corporate structure, developing its business model, seeking strategic acquisitions, developing a non-operational subsidiary, and effecting various agreements as described in its 2004 Annual Report on Form 10-KSB with the intent to generate future operating revenues. Accordingly, the accompanying financial statements for all periods prior to May 1, 2004 were presented as a development stage company, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." See Note 5 for merger with a related operating company.

Revenue and Direct Cost Recognition
-----------------------------------

     The Company accounts for the revenues of PRG, its staff leasing subsidiary, in accordance with EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent." PRG's revenues are derived from its gross billings, which are based upon the payroll cost of its worksite employees and a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Because PRG is generally not responsible for the output and quality of work performed by the worksite employees, revenues in the accompanying statements of operations are presented net of worksite employee payroll costs (i.e. "net method").

     In determining the pricing markup component of the gross billings, PRG takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers' compensation insurance costs, plus an acceptable gross profit margin. As a result, PRG's operating results are significantly impacted by its ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of its gross billings.

     Consistent with its revenue recognition policy, PRG's direct costs do not include the payroll cost of its worksite employees. PRG's direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

Prepaid Expense
---------------

     Substantially all prepaid expense is generated from advance payments of PRG's workers' compensation insurance policy premium. A substantial majority of the premium is due at the policy annual renewal, which occurs in June. The prepaid premium is amortized ratably over the policy year.

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation is provided by use of accelerated methods over the estimated useful lives of the various assets, which is generally five to seven years.

Stock Options
-------------

     The Company had no stock option plans prior to the first quarter of fiscal year 2005. On June 15, 2004, the Company granted Mr. Ben Holcomb, COO, and Mr. Ray Smith, CFO, 300,000 and 100,000 exercisable options respectively each in the Company's common shares under the Employee Stock Incentive Plan previously approved by the Company's stockholders and disclosed in the Company's 2004 Annual Report on Form 10-KSB. On July 7, 2004, the Company granted Mr. Michael Brenner, a non-employee consulting attorney, 200,000 exercisable options valued at $15,986 in the Company's common shares under the Non-Employee and Director Stock Incentive Plan, also as disclosed in the Company's 2004 Annual Report on Form 10-KSB.

     The Company accounts for employee stock options granted under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No charges were made to earnings in connection with the options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no outstanding options to purchase common stock at prices that exceeded the average market price for the three-month period ended July 31, 2004.

     The following table illustrates the effects on net earnings and earnings per share for the three months ended July 31, 2004 if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to the stock options granted.

     Net earnings, as reported                                $117,536
     Add: Stock-based employee compensation expense
       included in reported net earnings, net of related tax
       effects                                                     -0-
     Deduct: Total stock-based employee compensation
       expense determined under fair value based method for
       all awards, net of related tax effects                  (43,967)
                                                              ---------
     Pro forma net earnings                                   $ 73,569
                                                              =========

     Earnings per share:
       Basic - as reported                                    $   0.02
       Basic - pro forma                                      $   0.02
       Diluted - as reported                                  $   0.02
       Diluted - pro forma                                    $   0.01

4.   GOING  CONCERN

     As presented in the accompanying consolidated balance sheet, as of July 31, 2004, Charys has an accumulated deficit generated from development stage activities and a working capital deficit. While the Company has commenced operations for the three months ended July 31, 2004, the present conditions continue to create uncertainty as to Charys' ability to continue as a going concern in the absence of additional capital and/or financing. Management is attempting to raise additional working capital through financing from third parties. The financial statements do not include any adjustments that might be necessary if Charys is unable to continue as a going concern.

5.   ACQUISITION

     Effective July 1, 2004, the Company acquired all outstanding shares of PRG from Billy V. Ray, Jr., the controlling stockholder and CEO of Charys. PRG is an operating staff leasing company located in Greenville, South Carolina. Under the terms of the Stock Purchase Agreement between Charys and Mr. Ray, the minimum to be paid is $250,000, with additional consideration contingent upon five times the total earnings before interest, taxes, and depreciation of PRG over a period ending 12 months after the July 30, 2004 closing date of the acquisition, to a maximum of $1,250,000. The stock purchase was financed by a note to Mr. Ray for $250,000, with six percent interest payable monthly and commencing one year after the closing date. The note and additional consideration, if any, is payable two years after the closing date, and may be paid in cash or the common stock of Charys at the option of the Company. The total consideration to be paid, including the $250,000 minimum, is subject to reduction depending upon the ultimate outcome of certain pre-acquisition contingent liabilities of PRG, as disclosed in more detail in Note 7. Given the historic and projected performance of PRG and management's assessment of the likelihood the contingent liabilities will be realized, management believes it is remote that the total consideration to be paid will exceed $250,000.

     Due to the common control and absence of non-controlling minority interests in PRG, the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 "Business Combinations," and not as a purchase. Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity Charys recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity PRG, and not at fair value in the case where the purchase method of accounting applies. Accordingly, the initial $250,000 consideration was reflected in the accompanying balance sheet as a reduction of stockholders' equity. As required by SFAS No.141, the accompanying financial statements are presented as if the transfer had occurred at the beginning of all periods.

6.   DEBT

     The debt assumed in the acquisition of PRG is as follows:

Short-term notes payable
------------------------
Short-term bank note, due December 31, 2004, interest at prime rate +1%  $  26,394
Short-term bank note, due January 26, 2005, interest at prime rate +1%      60,415
Notes to individuals                                                       178,100
                                                                         ---------
                                                                         $ 264,909
                                                                         =========

     The notes to individuals are unsecured, due upon demand and have no stated repayment terms. One of the notes in the amount of $59,000 is owed to a current PRG employee, who was a major stockholder of a predecessor company of PRG.

Long-term debt
--------------
Note to financing institution, due February 1, 2005, 0% interest, secured by vehicle   $    6,753
Note to financing institution, due December 1, 2005, 0% interest, secured by vehicle       18,895
Acquisition note (see Note 5)                                                             250,000
                                                                                       ----------
                                                                                       $  275,648
                                                                Less current portion       20,086
                                                                                       ----------
                                                                                       $  255,562
                                                                                       ==========

7.   CONTINGENT  LIABILITIES

     On November 24, 2003 Charys' president and majority stockholder, Mark N. Pardo, sold controlling interest to two investors for $250,000. Charys co-signed a $160,000 promissory note to Mr. Pardo as a part of this transaction. This note is non-interest bearing, secured by a majority interest in the Charys' common stock with $30,000 due on January 24, 2004 and $13,000 due each month from February 24, 2004 to November 24, 2004.

     Consulting agreements entered into on February 27, 2004 contain contingent obligations to issue 3,333,334 shares of Charys' common stock to various consultants.

     The consideration to be paid towards the acquisition of ICS is subject to adjustment, as described in the 2004 Annual Report on Form 10-KSB.

     The pre-acquisition contingencies of PRG referred in Note 5 relate to asserted and probable IRS penalty notices associated with the timing and method used by PRG to pay payroll taxes during 2003 and 2004. To date, PRG has been assessed penalties of approximately $211,000. Management estimates the maximum exposure could be as high as $446,000. Because a preponderance of these penalties relate to an erroneous method used to pay the taxes and not for late payment, management believes there is a reasonable possibility of at least partial penalty abatement; however, there is no assurance any of the penalties will be abated once they are fully assessed. Therefore, management believes $301,000 is the best estimate of the exposure at this time, and has included this amount in accrued expenses in the accompanying balance sheet as of July 31, 2004.

8.   COMMITMENTS

     PRG has a non-cancelable lease for its office space with an employee who was an owner of a predecessor company of PRG. The lease expires March 31, 2007, and provides for fixed monthly payments of $2,500.

9.   INCOME  TAXES

     No estimate for an income tax provision is presented in the accompanying consolidated financial statements for the three months ended July 31, 2004. As of April 30, 2004, the Company had net operating loss carry-forwards in excess of $1.8 million. In addition, no net deferred tax asset resulting from the net operating loss carry-forwards as of July 31, 2004 has been recorded, as it is presently uncertain whether the Company will realize any of the associated income tax benefits in future years.

10.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

     Summary  of  non-cash  activity:

     As more fully disclosed in Note 5, the Company issued a $250,000 promissory to the seller, Mr. Ray, for the acquisition of PRG, which has been accounted for as a non-cash reduction of equity.

11.  PENSION  PLAN

     PRG sponsors a defined contribution pension plan consisting of PRG and its participating client companies. The plan covers all employees who have completed one year of service consisting of at least 1,000 hours of service and are age 21 or older. PRG may elect to make matching contributions based upon a percentage of the participant's deferred salary contributions. PRG may also elect to make additional contributions, the amount and timing of which is at the discretion of its Board of Directors.

12.  EARNINGS  PER  SHARE

     The computation of basic and diluted earnings per share is as follows:

                                                         Three Months Ended
                                                             July  31,
                                                      ------------------------
Numerator:

Net earnings available to common stockholders         $  117,536  $    (3,914)
                                                      ==========  ============

Denominator:

Weighted average shares outstanding - basic            4,862,778   43,627,775
Effect of dilutive securities - common stock options     258,696          -0-
                                                      ----------  ------------
Weighted average shares outstanding - diluted          5,121,474   43,627,775
                                                      ==========  ============

Net earnings per share of common stock:

  Basic                                               $     0.02  $      0.00
  Diluted                                             $     0.02  $      0.00

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS, AND PLAN OF OPERATIONS.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended April 30, 2004.

MANAGEMENT'S  PLAN  OF  OPERATION

     Prior to the first quarter of fiscal year 2005, we and our predecessor were non-operational and engaged principally in reorganizing its corporate structure, developing our business model, seeking strategic acquisitions, developing a non-operational subsidiary, and effecting various agreements as described in its 2004 Annual Report on Form 10-KSB with the intent to generate future operating revenues.

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

ACQUISITION

     On August 8, 2004, we acquired all of the outstanding shares of Personnel Resources of Georgia, Inc. ("PRG") from Mr. Ray. Mr. Ray was the sole stockholder of PRG and is our chairman and CEO. Our acquisition of PRG was made effective as of July 1, 2004. The purchase price paid consisted of an amount equal to the annual earnings before interest, taxes, depreciation and amortization of PRG over the period commencing on the effective date of the acquisition and ending on the first anniversary (July 1, 2005) calculated accordance with GAAP based on earnings as determined by PRG financial statements multiplied by five, up to a maximum of $1,250,000, and a minimum of $250,000. The amount of consideration is subject to adjustments, as set forth in the stock purchase agreement. The purchase price will be paid at closing in the form of a corporate note, secured by an amount of our common stock bearing an interest rate of six percent per annum, payable in cash, or our common stock, at our sole discretion. Interest only is payable after the first anniversary of the closing, and the note principal and unpaid interest is payable in full on the second anniversary.

     PRG is a Professional Employer Organization ("PEO"). As a PEO, PRG leases employees to various client organizations. Its primary operating territory is the southeastern United States, where it services a wide range of small and medium size businesses. PRG was established in 2001, and has gross revenues of $28.9 million in calendar year 2002 and $33.8 million in calendar year 2003. Net income was $64,000 and $78,000 respectively.

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

OTHER  TRANSACTIONS

     On  May  18, 2004, we acquired an option to acquire J. F. Carter & Co. from
Joe  F.  and  Carol  F.  Carter  (the  "Carters").  The option was purchased for
$10.00, and expires on the third anniversary of the option agreement. The purchase price, should the option be exercised, will be the fair market value of the shares owned by the Carters to be mutually agreed upon by the parties, but in no case less than two times the cash flow of J. F. Carter & Co. for the 12 months ended before the date of the notice to exercise. J. F. Carter & Co. is a construction company located in Richfield, North Carolina. The Carters own 100 percent of the issued and outstanding shares of J. F. Carter & Co.

     In May, 2004, we entered into a Joint Venture Agreement with Ruby Belle, LLC and Ted C. Russell to develop, operate, and/or sell certain real estate or interests owned by Realm National Insurance located in North Carolina. The name of the venture is 3DN Real Estate Development Joint Venture. No activity related to this joint venture has commenced as of the date of this report.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2004 AND 2003COMPARED.

     Revenues. During the three months ended July 31, 2004 revenues were $1,663,903. PRG accounted for $1,363,903 and we realized a $300,000 fee related to a real estate purchase and sale agreement more fully described in our 2004 Annual Report on Form 10-KSB for fiscal 2004. During the three months ended July 31, 2003 revenues of $1,018,805 were solely from PRG. PRG's revenue for the period increased 33.9 percent primarily from a general expansion of the business.

     Gross Operating Profit. During the three months ended July 31, 2004 gross operating profit was $692,850 or 41.6 percent of net sales as compared $362,589 or 35.6 percent for the same period in 2003. The improved gross operating profit was a direct result of the $300,000 fee earned by Charys related to a real estate purchase and sale agreement.

     General and Administrative Expenses. During the three-month period ended July 31, 2004, operating expenses were $575,314 or 34.6 percent of net revenue as compared to $362,589 or 35.6 percent for the same period in 2003. The increase is a direct result of increased expenses of our operating expenses for the period ended July 31, 2004.

     Depreciation expense was $11,531 for the three-month period ended July 31, 2004.

     We intend to continue to find ways to expand our business, including through acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we may incur losses in the future if we are able to expand our business.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements, particularly as they relate to our desire to expand through acquisitions, have been and will continue to be significant. Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future acquisition programs.

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

     Our existing capital resources as of July 31, 2004 consist of cash, accounts receivable and a note receivable totaling $173,991. We believe that the current financing arrangements that are in place at RPG, our operating subsidiary, are sufficient throughout the next 12 months to finance our working capital needs. However implementing our acquisition strategy will require additional capital.

     During the three months ended July 31, 2004, our net cash used in operating activities was $35,228. Net income of $117,536 plus depreciation expense of $11,531 and stock option expense of $15,986 for the period was offset by the net changes in current assets and liabilities of ($180,281). Our investing activities used net cash of $1,619 for the period.

     Our financing actives provided net cash of $133,956, principally as a result of the net proceeds from short-term notes payable principally form the PRG transaction.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR APRIL 30, 2004 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

OFF-BALANCE SHEET ARRANGEMENT

     None

ITEM  3.  CONTROLS  AND  PROCEDURES.

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

     Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     Reference is made to our Form 10-KSB for the period ended April 30, 2004, filed with the Commission on August 17, 2004.

ITEM  2.  CHANGES  IN  SECURITIES.

     On May 5, 2004, we filed a Certificate of Designation of our Series A Preferred Stock with the Secretary of State of Delaware. 1,000,000 share of our preferred stock, par value $0.001 per share, have been designated as

Series A Preferred Stock. Holders of our Series A Preferred Stock do not have the right at any time to convert any number of the Series A Preferred Stock into our common stock. On all matters submitted to a vote of our stockholders, a holder of our Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 250.

     On May 21, 2004, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware, decreasing the number of our authorized shares of preferred stock from 50,000,000 shares to 5,000,000 shares. The number of our authorized shares of common stock remained at 300,000,000 shares.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On June 25, 2004, at a special stockholders' meeting, our stockholders voted in favor of the following corporate actions:

- Approval of Stock Purchase Agreement between Janet Risher and Richard Schmidt as sellers and Billy V. Ray Jr. as purchaser, dated February 27, 2004, as amended and restated on May 25, 2004;

- Approval of a change in our domicile from Minnesota to Delaware by means of a merger between our predecessor, Spiderboy International, Inc. and Charys Holding Company, Inc., with Charys Holding Company, Inc. as the surviving entity; and

- Approval of our Employee Stock Incentive Plan for the Year 2004 and our Non-Employee and Directors Stock Plan for the Year 2004, both of which were approved by our directors effective April 28, 2004.

- Affect a reverse split of our common stock on the basis of one post-consolidation share for up to each 1,000 pre-consolidation shares to occur at some time within 12 months of June 28, 2004, with the exact time of the reverse split to be determined by the board of directors.

     The total number of votes cast in favor of each of the above proposals was 25,903,448 shares of common stock and 1,000,000 shares of preferred stock, which number of shares of capital stock was sufficient to pass each of the proposed corporate actions. No shares of common or preferred stock were cast against any of the proposed corporate actions described above.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

EXHIBIT NO.                                   IDENTIFICATION OF EXHIBIT
-----------                                   -------------------------

      2.1**  Plan and Agreement of Merger Between Spiderboy International, Inc. and Charys Holding Company, Inc.
             dated June 25, 2005 and filed with Definitive Proxy Statement dated June 11, 2004.
      3.1**  Articles of Incorporation of Rogers Hardware and Lumber Company filed on February 11, 1959 with the
             State of Minnesota.
      3.2**  Certificate of Restated Articles of Incorporation of Rogers Hardware and Lumber Company filed on
             December 10, 1968 with the State of Minnesota, changing the corporate name to Component Systems,
             Inc.


      3.3**  Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc.
      3.4**  Modification of Statutory Requirements or Amendments of Articles of Incorporation of Prestine, Inc.
             filed on April 23, 1968 with the State of Minnesota, changing the corporate name to High Country
             Ventures, Inc.
      3.5*8  Amendment of Articles of Incorporation of High Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc.
      3.6**  Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Spiderboy International,
             Inc. filed on February 24, 2004 with the State of Minnesota.
      3.8**  Certificate of Incorporation of Charys Holding Company, Inc. filed on April 16, 2004 with the State of
             Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
      3.9**  Certificate of Amendment of Certificate of Incorporation of Charys Holding Company, Inc. filed on May
             21, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
     3.10**  Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Charys Holding
             Company, Inc. filed on May 5, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
     3.11**  Bylaws of Spiderboy.com, Inc., filed with the Form 10-KSB for the period ended April 30, 2004, filed
             August 17, 2004.
     3.12**  Certificate of Exchange filed on October 13, 2000 with the State of Minnesota whereby Spiderboy.com,
             Inc. became a wholly-owned subsidiary of High Country Ventures, Inc.
     3.13**  Articles of Merger filed with the Delaware Secretary of State on June 30, 2004.
     3.14**  Articles of Merger filed with the Minnesota Secretary of State on July 1, 2004.
     10.1**  Stock Purchase Agreement between Mark N. Pardo and Richard Mangiarelli and Richard Schmidt dated
             December 5, 2003 filed as an exhibit to Form 8-K on December 12, 2003.
     10.2**  Promissory Note in the amount of $160,000 dated December 5, 2003, executed by Richard Mangiarelli,
             Richard Schmidt, and Spiderboy International, Inc., payable to the order of Mark N. Pardo filed as an exhibit to Form 8-K on December 12, 2003.
     10.3**  Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy International, Inc., and
             Billy V. Ray, Jr., dated February 27, 2004 filed as an exhibit to Form 8-K on May 28, 2004.
     10.4**  Amended and Restated Stock Purchase Agreement Janet Risher, Richard Schmidt, Spiderboy
             International, Inc., and Billy V. Ray, Jr., dated May 25, 2004 filed as an exhibit to Form 8-K/A on June 1,
             2004.
     10.5**  Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2004 dated April 28, 2004 and filed with Definitive Proxy Statement dated June 11, 2004.
     10.6**  Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
             Year 2004 dated April 28, 2004 and filed with Definitive Proxy Statement dated June 11, 2004.
     10.7**  Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Janet Risher dated February 27, 2004, filed as an exhibit with the Preliminary Proxy Statement dated May 17, 2004.
     10.8**  Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Richard Schmidt dated February 27, 2004, filed as an exhibit with the Preliminary Proxy
             Statement dated May 17, 2004.
     10.9**  Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Paul Ferandell dated February 27, 2004.
    10.10**  Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and John Jordan dated February 27, 2004, filed as an exhibit with the Preliminary Proxy Statement dated May 17, 2004.
    10.11**  Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Bruce Caldwell dated February 27, 2004, filed as an exhibit with the Preliminary Proxy
             Statement dated May 17, 2004.
    10.12**  Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Jimmy Villalobos dated February 27, 2004, filed as an exhibit with the Preliminary Proxy
             Statement dated May 17, 2004.
    10.13**  Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Ash Mascarenhas, dated February 27, 2004, filed as an exhibit with the Preliminary Proxy
             Statement dated May 17, 2004.

    10.14**  Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Francis Zubrowski, dated February 27, 2004.
    10.15**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Janet Risher dated February 27, 2004, filed as an exhibit with the Preliminary
             Proxy Statement dated May 17, 2004.
    10.16**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc. and Richard Schmidt dated February 27, 2004, filed as an exhibit with the Preliminary
             Proxy Statement dated May 17, 2004.
    10.17**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Paul Ferandell dated February 27, 2004, filed as an exhibit with the Preliminary
             Proxy Statement dated May 17, 2004.
    10.18**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and John Jordan dated February 27, 2004, filed as an exhibit with the Preliminary
             Proxy Statement dated May 17, 2004.
    10.19**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Bruce Caldwell dated February 27, 2004, filed as an exhibit with the Preliminary
             Proxy Statement dated May 17, 2004.
    10.20**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Jimmy Villalobos dated February 27, 2004, filed as an exhibit with the
             Preliminary Proxy Statement dated May 17, 2004.
    10.21**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Ash Mascarenhas dated February 27, 2004, filed as an exhibit with the Preliminary
             Proxy Statement dated May 17, 2004.
    10.22**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Francis Zubrowski dated February 27, 2004, filed as an exhibit with the
             Preliminary Proxy Statement dated May 17, 2004.
    10.23**  Stock Purchase Agreement Between Charys Holding Company, Inc., Robert G. Barrow, Jr. and Mark D.
             Andrizzi dated April 21, 2004, filed as an Exhibit to Form 8-K dated April 21, 2004.
    10.25**  Charter of Compensation Committee dated April 28, 2004, filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
    10.26**  Charter of Audit Committee dated April 28, 2004 filed with the Form 10-KSB for the period ended April
             30, 2004, filed August 17, 2004..
    10.29**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Billy V. Ray filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
    10.30**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Ben Holcomb filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
    10.31**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Raymond J.
             Smith filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
    10.32**  Joint Venture Agreement between Ruby Belle, LLC, Ted C. Russell, and Charys Holding Company, Inc.
             filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004
    10.33**  Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc., filed with the Form 10-KSB for the period ended
             April 30, 2004, filed August 17, 2004.
    10.34**  Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company,
             Inc., filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
     10.35*  Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
             Year 2004 dated July 19, 2004 filed as an exhibit to a registration statement on Form S-8 on July 29,
             2004.
      31.1*  Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
      31.2*  Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
      32.1*  Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
      32.2*  Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_______________
*    Filed herewith.
**   Previously filed.

(b)  Reports on Form 8-K.

- On April 21, 2004, we filed a Form 8-K reporting a change in its certifying accountants from Callahan, Johnston & Associates, LLC to Malone & Bailey, PC. We also reported its change of address.

- On May 28, 2004, we filed a Form 8-K reporting a change in control as of February 27, 2004, when Janet Risher, Richard Schmidt, and Billy V. Ray, Jr. completed the transactions contemplated by that certain stock purchase agreement dated February 27, 2004, as amended restated on May 25, 2004.

-    On  June  1,  2004,  we filed a Form 8-K/A amending an exhibit to the Stock
     Purchase  Agreement  described  in  the  Form  8-K  filed  on May 28, 2004.

- On July 6, 2004, we filed a Form 8-K reporting the execution of a stock purchase agreement on April 21, 2004, with Robert G. Barrow, Jr. and Mark
     D. Andrizzi to purchase all of the issued and outstanding shares of Innovative Corporate Strategies, Inc., a Georgia corporation.

- On July 22, 2004, we filed a Form 8-K with respect to completion of the steps necessary to effect the change in its name to "Charys Holding Company, Inc." and the change in our domicile from the State of Minnesota to the State of Delaware effective July 1, 2004.

- On August 23, 2004, we filed a Form 8-K reporting the acquisition of Personnel Resources of Georgia, Inc., a Georgia corporation, effective as of July 1, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARYS HOLDING COMPANY, INC.

Dated: October 8, 2004.

                                   By  /s/ Billy V. Ray, Jr.
                                     -------------------------------------
                                       Billy V. Ray, Jr.,
                                       Chief Executive  Officer