Form 10QSB/A
period 2004-01-31
CHARYS HOLDING CO INC
filed 2004-10-18
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________


                         COMMISSION FILE NUMBER: 0-18292


                          CHARYS HOLDING COMPANY, INC.
                 (Name of small business issuer in its charter)

                    DELAWARE                               51-2152284
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

     1117 PERIMETER CENTER WEST, SUITE N415                  30338
                ATLANTA, GEORGIA                           (Zip Code)
     (Address of principal executive offices)


                                 (678) 443-23000
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2004, the issuer had 48,627,775 shares of its common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [_] No [X]

                                EXPLANATORY NOTE

     On  March  16,  2004  we  filed with the Securities and Exchange Commission
(SEC) our quarterly report on Form 10-QSB for the period ended January 31, 2004. The quarterly report on Form 10-QSB for the period ended January 31, 2004, as filed on March 16, 2004, included financial statements and notes prepared by our then-accountant, Callahan, Johnston & Associates, LLC ("Callahan, Johnston"). At the time of their review of our financial statements included in the quarterly report filed with the SEC on March 16, 2004, Callahan, Johnston were not registered with the Public Company Accounting Oversight Board ("PCAOB"). Callahan, Johnston resigned as our independent accountants on April 13, 2004.

     This amended quarterly report on Form 10-QSB/A is being filed because our financial statements for the quarterly period ended January 31, 2004 have been re-reviewed by our new independent accountants since March 16, 2004. This amended quarterly report on Form 10-QSB/A includes our re-reviewed financial statements and notes.

     IT IS IMPORTANT TO NOTE THAT THIS RESTATED FILING HAS A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS AND ACCOMPANYING NOTES FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004.

     Except as described above, no other changes have been made to our quarterly report on Form 10-QSB. For Items not modified herein, reference should be made to our quarterly report on Form 10-QSB as filed with the SEC on March 16, 2004. The filing of this Form 10-QSB/A is not an admission that our quarterly report on Form 10-QSB, when made, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   4
     Item 2.  Management's Discussion and Analysis or Plan of Operation   7
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . .   8
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .   8
     Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .   8
     Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . .   8
     Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . .   8
     Item  4.  Submission of Matters to a Vote of Security Holders. . .   8
     Item  5.  Other Information. . . . . . . . . . . . . . . . . . . .   8
     Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .   9
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  10
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  11
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  12
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  13

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                              CHARYS HOLDING COMPANY, INC.
                               CONSOLIDATED BALANCE SHEET
                                    January 31, 2004
                                       (Restated)


                             ASSETS
    Total assets                                                           $         -
                                                                           ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                    $    35,077
  Accrued income taxes                                                           2,919
                                                                           ------------
    Total current liabilities                                                   37,996
                                                                           ------------

Contingent liabilities


Stockholders' Deficit:
  Preferred stock, $.01 par value, 1,000,000 shares authorized; 1,000,000
    shares issued and outstanding                                               10,000
  Common stock, no par value, 50,000,000 shares authorized, 48,627,775
    shares issued and outstanding                                            1,845,629
  Accumulated deficit                                                       (1,893,625)
                                                                           ------------
    Total stockholders' deficit                                                (37,996)
                                                                           ------------

Total liabilities and stockholders' deficit                                $         -
                                                                           ============

                 See notes to consolidated financial statements

                                CHARYS HOLDING COMPANY, INC.
                             CONSOLIDATED STATEMENTS OF EXPENSES
                    Three and Nine Months Ended January 31, 2004 and 2003


                                          Three Months Ended           Nine Months Ended
                                               January 31,                January 31,
                                      --------------------------  --------------------------
                                       (Restated)                  (Restated)
                                          2004          2003          2004          2003
                                      ------------  ------------  ------------  ------------

Administrative expenses               $   545,077   $         -   $   564,746   $         -
                                      ------------  ------------  ------------  ------------
Loss from continuing operations          (545,077)            -      (564,746)            -

Discontinued operations
    Loss from operations                        -        (9,041)            -      (330,176)
    Gain on disposal                            -             -        17,947             -
                                      ------------  ------------  ------------  ------------

Net loss                              $  (545,077)  $    (9,041)  $  (546,799)  $  (330,176)
                                      ============  ============  ============  ============


Net loss per share:
  Basic and diluted                   $     (0.01)  $     (0.00)  $     (0.01)  $     (0.01)
                                      ============  ============  ============  ============

Weighted average shares outstanding:
  Basic and diluted                    44,898,210    43,627,775    44,171,253    41,436,107
                                      ============  ============  ============  ============

                 See notes to consolidated financial statements

                          CHARYS HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended January 31, 2004 and 2003


                                                  (Restated)
                                                     2004         2003
                                                  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (546,799)  $(330,176)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation                                          42          64
    Gain on sale of discontinued operations          (17,947)          -
    Stock issued for services                        510,000     300,000
    Donated rent                                       3,000           -
    Net liabilities of discontinued operations        51,704      26,302
                                                  -----------  ----------
CASH FLOWS USED IN OPERATING ACTIVITIES                    -      (3,810)
                                                  -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - related party              -       2,523
                                                  -----------  ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                -       2,523
                                                  -----------  ----------

NET CHANGE IN CASH                                         -      (1,287)
Cash, beginning of period                                  -       1,287
                                                  -----------  ----------
Cash, end of period                               $        -   $       -
                                                  ===========  ==========

                 See notes to consolidated financial statements

                          CHARYS HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Charys Holding Company, Inc. ("Charys") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Charys' latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

NOTE 2 - RELATED PARTY TRANSACTIONS

Sale of Discontinued Operations

On October 19, 2003, Charys entered into an agreement with its then president and majority shareholder, Mark N. Pardo, to sell him all of Charys' tangible and intangible assets relating to its e-commerce and entertainment activities (Including but not limited to: intellectual rights, films, film footage, office equipment and film equipment). The purchase price paid by Mr. Pardo was $18,117 and was paid through the assumption of liabilities.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock. On December 16, 2003, Charys issued two consultants 500,000 shares each of Series A preferred stock valued at $10,000. The Series A preferred stock is not entitled to receive any dividends and is not convertible into shares of Charys common stock. A holder of the Series A preferred stock is entitled to 250 votes per share.

On January 1, 2004, Charys issued 5,000,000 shares of common stock to two consultants for services valued at $500,000.

NOTE 4 - RESTATEMENT

In September 2004, management discovered 5,000,000 shares of common stock issued for services in January 2004 were erroneously valued at $300,000 when in fact the value was $500,000. The difference caused operating expenses to increase from $364,746 to $564,746, common stock to increase from $1,645,629 to $1,845,629, accumulated deficit to increase from $1,693,625 to $1,893,625, and net loss to increase from $346,799 to $546,799 for the nine months ended January 31, 2004. Operating expenses and net loss increased from $345,077 to $545,077 for the three months ended January 31, 2004.

In September 2004, management also discovered the weighted average number of shares outstanding from the three months and nine months ended January 31, 2004 was incorrect and the amount decreased 45,294,442 to 44,898,210 and from 48,610,921 to 44,171,253, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

MANAGEMENT'S PLAN OF OPERATION

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

RESULTS OF OPERATIONS

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

RECENT DEVELOPMENTS

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

ITEM 3.  CONTROLS AND PROCEDURES.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

ITEM 2.  CHANGES IN SECURITIES.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

ITEM 5.  OTHER INFORMATION.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on March 16, 2004.

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

__________
*     Filed  herewith.
**   Previously  filed.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHARYS HOLDING COMPANY, INC.

Dated October 15, 2004.



                                             By  /s/ Billy V. Ray, Jr.
                                                --------------------------------
                                                 Billy V. Ray, Jr.,
                                                 Chief Executive Officer