Form 10QSB
period 2004-10-31
CHARYS HOLDING CO INC
filed 2004-12-15
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2004.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2004, the issuer had 4,862,778 shares of its common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .   3
  Item 2.  Management's Discussion and Analysis, and Plan of Operation.   7
  Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  14
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  15
  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  15
  Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . .  15
  Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .  15
  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .  15
  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .  16
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  16
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 20 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 21 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 22 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 23

                             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CHARYS HOLDING COMPANY, INC.
                          (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                                CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)


                                                                        October 31, 2004
                                                                       ------------------
ASSETS
------
Current assets:
Cash                                                                   $          30,276
Accounts receivable, net of allowance for doubtful accounts of  $-0-              94,828
Other receivable                                                                  15,478
Prepaid expenses                                                                 427,416
Other current assets                                                               6,157
                                                                       ------------------

     Total current assets                                                        574,155

Property and equipment, net of accumulated depreciation of $108,907               80,030

Other non-current assets                                                          53,975
                                                                       ------------------

                                                                       $         708,160
                                                                       ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Accounts payable and accrued expenses (Note 5)                       $       2,095,535
  Payable due related party (Note 7)                                             116,093
  Accrued taxes                                                                    2,919
  Short-term notes payable                                                       247,422
  Current portion of long-term debt                                               18,147
                                                                       ------------------

     Total current liabilities                                                 2,480,116
                                                                       ------------------

Long-term debt                                                                   252,204
                                                                       ------------------

Stockholders' deficit:
  Preferred stock: $0.001 par value; 5,000,000 shares
    authorized; 1,000,000 shares issued and outstanding                            1,000
  Common stock: $0.001 par value; 300,000,000 shares
    authorized 4,862,778 shares issued and outstanding                             4,863
  Additional paid-in capital                                                   1,831,076
  Accumulated deficit                                                         (3,861,099)
                                                                       ------------------
     Total stockholders' deficit                                              (2,024,160)
                                                                       ------------------
                                                                       $         708,160
                                                                       ==================

                                      CHARYS HOLDING COMPANY, INC.
                                  (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                       Three Months Ended October 31,       Six Months Ended October 31,
                                   -----------------------------------  ---------------------------------
                                         2004               2003            2004              2003
                                   -----------------  ----------------  -------------  ------------------
                                                        (Restated for                     (Restated for
                                                           combined                          combined
                                                          companies-                        companies-
                                                           Note 4)                           Note 4)

Net sales                          $       1,286,108  $      1,256,355  $   2,950,011  $        2,275,160
Cost of sales                                770,015           845,233      1,745,121           1,520,630
                                   -----------------  ----------------  -------------  ------------------

Gross operating profit                       516,093           411,122      1,204,890             754,530

General & administrative expenses            501,720           368,314      1,072,981             730,903
                                   -----------------  ----------------  -------------  ------------------

Earnings before income taxes                  14,373            42,808        131,909              23,627

Provision for income taxes                        -0-               -0-            -0-                -0-
                                   -----------------  ----------------  -------------  ------------------

Net earnings                       $          14,373  $         42,808  $     131,909  $           23,627
                                   =================  ================  =============  ==================


Per share data - basic
  Net earnings                     $            0.00  $           0.00  $        0.03  $             0.00
                                   =================  ================  =============  ==================
  Weighted average common
   shares outstanding                      4,862,778        43,627,775      4,862,778          43,627,775
                                   =================  ================  =============  ==================

Per share data - diluted
  Net earnings                     $            0.00  $           0.00  $        0.02  $             0.00
                                   =================  ================  =============  ==================
  Weighted average common
   shares outstanding                      5,462,778        43,627,775      5,292,126          43,627,775
                                   =================  ================  =============  ==================

                            CHARYS HOLDING COMPANY, INC.
                       (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       Six Months Ended October 31,
                                                   ------------------ ---------------
                                                         2004              2003
                                                   -----------------  ---------------
                                                                       (Restated for
                                                                         combined
                                                                        companies -
                                                                          Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $        131,909   $       23,627
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation expense                                     20,203           58,290
    Stock option expense                                     15,986               -0-
    Donated rent                                                 -0-           3,000
    Payable due related party                              (100,119)              -0-
    Net changes in current assets and liabilities          (153,805)        (490,800)
                                                   -----------------  ---------------

      Net cash used in operating activities                 (85,826)        (405,883)
                                                   -----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (3,860)          (1,240)
  Paid-in capital contribution                                   -0-          45,554
  Repayments on notes receivable                              8,790            3,700
                                                   -----------------  ---------------

      Net cash provided by investing activities               4,930           48,014
                                                   -----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term notes payable                    124,916          202,000
  Payments on short-term notes payable                           -0-         (64,971)
  Payments on capital lease obligations                      (1,288)         (13,384)
  Payments on long-term debt                                (12,456)         (12,456)
                                                   -----------------  ---------------

      Net cash provided by financing activities             111,172          111,189
                                                   -----------------  ---------------

CHANGE IN CASH                                               30,276         (246,680)

CASH, beginning of period                                        -0-         246,680
                                                   -----------------  ---------------

CASH, end of period                                $         30,276   $           -0-
                                                   =================  ===============

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited consolidated financial statements of Charys Holding Company, Inc. ("Charys" or the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004 and on Form 8-K/A for the two years ended December 31, 2003. Significant changes occurred subsequent to the year ended April 30, 2004, accordingly, the interim financial statements and notes should also be read in conjunction with the interim financial statements and notes thereto included in the Company's Quarterly Report on Form 10-QSB for the three months ended July 31, 2004. Operating results for the three months and six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005.

2.  THE  COMPANY

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, Personnel Resources of Georgia, Inc. ("PRG"), an operating company in the business services industry, acquired in July 2004 and Innovative Corporate Solutions, Inc. ("ICS"), a development stage company. Charys is the successor to Spiderboy International, Inc. as the result of a merger and name change approved by the shareholders on June 25, 2004, details of which are more fully described in the Company's 2004 Annual Report on Form 10-KSB.

3.  GOING  CONCERN

As presented in the accompanying consolidated balance sheet, as of October 31, 2004 the Company has an accumulated deficit generated from primarily development stage activities and a working capital deficit. While the Company commenced operations during the three months ended July 31, 2004, the present conditions continue to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing. Management is attempting to raise additional working capital through financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.  ACQUISITION

Effective July 1, 2004, the Company acquired all outstanding shares of PRG from Billy V. Ray, Jr., the controlling stockholder and CEO of Charys. Due to the common control and absence of non-controlling minority interests in PRG, the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 "Business Combinations," and not as a purchase. Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity (Charys) recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity (PRG), and not at fair value in the case where the purchase method of accounting applies. As required by SFAS No.141, the accompanying financial statements are presented as if the transfer had occurred at the beginning of all periods presented.

5.  CONTINGENT  LIABILITIES

On November 24, 2003, Spiderboy's president and majority shareholder, Mark N. Pardo, sold controlling interest to two investors for $250,000. Charys co-signed a $160,000 promissory note to Mr. Pardo as a part of this transaction.

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

During the six months ended October 31, 2004, PRG received IRS penalty notices associated with the timing and method used by PRG to pay payroll taxes during 2003 and 2004, prior to its acquisition by Charys. To date, PRG has been assessed penalties of approximately $340,000. Because a preponderance of these penalties relate to an erroneous method used to pay the taxes and not for late payment, management believes there is a reasonable possibility of at least partial penalty abatement, however, there is no assurance any of the penalties will be abated. Therefore, management believes $301,000 is the best estimate of the exposure at this time, and has included this amount in accrued expenses in the accompanying balance sheet as of October 31, 2004.

6.  EARNINGS  PER  SHARE

The computation of basic and diluted earnings per share is as follows. Net earnings for the three months and six months ended October 31, 2003 have been restated to reflect the combined companies discussed in Note 4.

                                                         Three Months Ended        Six Months Ended
                                                             October 31,              October 31,
                                                      ------------------------  -----------------------
                                                         2004         2003         2004        2003
                                                      -----------  -----------  ----------  -----------
Numerator:

Net earnings available to common stockholders         $    14,373  $    42,808  $  131,909  $    23,627
                                                      ===========  ===========  ==========  ===========


Denominator:

Weighted average shares outstanding - basic             4,862,778   43,627,775   4,862,778   43,627,775
Effect of dilutive securities - common stock options      600,000          -0-     429,348          -0-
                                                      -----------  -----------  ----------  -----------
Weighted average shares outstanding - diluted           5,462,778   43,627,775  $5,292,126  $43,627,775
                                                      ===========  ===========  ==========  ===========

Net earnings per share of common stock:

  Basic                                               $      0.00  $      0.00  $     0.03  $      0.00
  Diluted                                             $      0.00  $      0.00  $     0.02  $      0.00

7.  RELATED  PARTY  TRANSACTIONS

An officer of ICS advanced funds to ICS to pay development costs. The total amount advanced for the three months and six months ended October 31, 2004 was $55,698 and $100,119. A total of $166,093 is due to this officer as of October 31, 2004, which is included in accrued expenses in the accompanying balance sheet. There are no stated repayment terms for these advances.


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

MANAGEMENT'S PLAN OF OPERATION

     Prior to the first quarter of fiscal year 2005, we and our predecessor were non-operational and engaged principally in reorganizing our corporate structure, developing our business model, seeking strategic acquisitions, developing a non-operational subsidiary, and effecting various agreements as described in our 2004 Annual Report on Form 10-KSB with the intent to generate future operating revenues.

     We intend to acquire various companies through acquisitions to grow rapidly. Our success will depend largely on the quality of the acquisitions, our ability to integrate these operations into our business model, and the availability of financing. The initial acquisition activity will revolve around acquiring existing profitable companies to become part of our core group of subsidiaries, with specific focus on the following business segments:

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

     Wi-Fi Installation. Wi-Fi is a radio signal that beams Internet connections out 300 feet. Attach it to a broadband modem and any nearby computers equipped with Wi-Fi receptors can log on to the Internet, whether they are in the cubicle across the hall, the apartment next door, or the hammock out back. Wi-Fi is beginning to move its way into organizations all across the United States. Its super fast connections to the Internet cost only a quarter as much as the gaggle of wires customers use today. Customers are using Wi-Fi for mission critical jobs in factories, trucks, stores, and even hospitals. Wi-Fi shares an unregulated radio spectrum with various other users, including cordless telephones and baby monitors. The challenge facing the tech industry is to transform this unruly phenomenon into a profitable business.

     Business Services. The human resource outsourcing industry is rapidly increasing in the United States. Gartner Dataquest estimates the worldwide human resource outsourcing industry will grow from $50.6 billion in 2003 to $58.9 billion by 2005. This represents an approximate 7.9 percent annual growth rate. Small and medium-sized employers, those with between one to 100 employees, are a large part of this market. According to Dun and Bradstreet, there are over 10 million small and medium-sized businesses in the United States.

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

ACQUISITION  MODEL

     Structuring each transaction in a manner that gives the acquirer confidence and a sense of fairness is of utmost importance to us. Accordingly, we have constructed an acquisition model to engender just these attributes. In its simplest form, the model has several components. The following is a brief outline:

- The purchase price will be a guaranteed purchase price. The initial payment of the purchase price is expected to be a combination of cash and stock.

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

     PRG is a Professional Employer Organization ("PEO"). As a PEO, PRG leases employees to various client organizations. Its primary operating territory is the southeastern United States, where it services a wide range of small and medium size businesses. PRG was established in 2001, and had net revenues of $4.2 million in calendar year 2002 and $4.6 million in calendar year 2003. Net income was $64,432 and $77,868 respectively.

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

     As a result of the popularity of Wi-Fi networks, there were about 45,000 public hot spots worldwide by the end of 2003, according to Pyramid Research. Most of these are concentrated in hotels, airports and a few national retail and cafe chains. In contrast, according to Bingo market research, there are nearly two million potential hot spot locations in the United States alone. Clearly, hot spot deployment is in its infancy. This translates into a significant opportunity for enterprising spot operators. However, so long as uncertainties about the economics and characteristics of the hot spot industry linger, significant investment capital is expected to remain on the sidelines.

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

     In May, 2004, we entered into a Joint Venture Agreement with Ruby Belle, LLC and Ted C. Russell to develop, operate, and/or sell certain real estate located in North Carolina owned by Realm National Insurance ("Realm"). The name of the venture is 3DN Real Estate Development Joint Venture. Currently the joint venture in association with the owner, is pursuing financing possibilities for the development of the property.

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

     On November 30, 2004, we entered into an amendment to the ground lease dated May 26, 2004 with Realm National Insurance Company. The amendment modified the terms of payment for the basic rent. The parties agreed to modify section 3(a) changing the payment due date form 180 days to 270 days after the commencement of each then current year of the lease term.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003 COMPARED.

     Revenues. During the three months ended October 31, 2004 revenues were $1,286,108 as compared to the restated results of $1,256,356 for the same period in 2003, representing an increase of $29,752 or 2.4 percent. PRG accounted for $1,084,514 or 84.3 percent, the holding company realized income of $200,000 or
15.6 percent and ICS contributed $1,594 or 0.1 percent of our total revenues for the period. During the three months ended October 31, 2003 revenues of $1,256,355 were solely from PRG. PRG's revenue for the three months ended October 31, 2004 decreased $171,842 or 13.4 percent primarily due to the loss of three large clients, when compared to the same restated period in 2003.

     Gross Operating Profit. During the three months ended October 31, 2004 gross operating profit was $516,053 or 40.1 percent of net revenues as compared to the restated results of $411,122 or 32.7 percent for the same period in 2003. The improved gross operating profit was a direct result of the $200,000 income earned by the holding company, which was partly offset by a $96,623 decline in PRG gross profit for the three months ended October 31, 2004 of $314,499 or 29.0 percent of net revenues. The decline in PRG gross profit is a result of the combined effect of the loss of certain clients described above, and higher benefits cost especially workers compensation insurance during the current period.

     General and Administrative Expenses. During the three month period ended October 31, 2004, operating expenses were $501,720 or 39.0 percent of net revenue as compared to the restated results of $368,314 or 29.3 percent for the same period in 2003. The increased expenses are a direct result of increased holding company expenses for the three months ended October 31, 2004 of $200,036 as compared to same restated period in 2003 of $0, when the holding company was in its developmental phase.

     Depreciation expense was $8,672 for the three month period ended October 31, 2004.

     Interest expense was $4,596 for the three month period ended October 31, 2004.

     As a result of the factors described above, net income decreased 66.4 percent to $14,373 for the three month period ended October 31, 2004 compared to the restated results of $42,808 for the three month period ended October 31, 2003.

SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003 COMPARED.

     Revenues. During the six months ended October 31, 2004 revenues were $2,950,001 as compared to the restated results of $2,275,160 for the same period in 2003, representing an increase of $674,851 or 29.7 percent. PRG accounted for $2,448,417 or 83.0 percent, the holding company income of $200,000 or 6.8 percent, also a fee of $300,000 or 10.2 percent related to a real estate purchase and sale agreement more fully described in our Annual Report on Form 10-KSB for fiscal 2004, and ICS contributed $1,594 or less than 0.1 percent of our total revenues for the period. During the six months ended October 31, 2003 revenues of $2,275,160 were solely from PRG.

     Gross Operating Profit. During the six months ended October 31, 2004 gross operating profit was $1,204,890 or 40.8 percent of net sales as compared $754,530 or 33.2 percent for the same period in 2003. The improved gross operating profit was a direct result of the $500,000 miscellaneous income earned by the holding company which is more fully described in the Revenue section .

     General and Administrative Expenses. During the six month period ended October 31, 2004, operating expenses were $1,072,981 or 36.4 percent of net revenue as compared to the restated results of $730,930 or 32.1 percent for the same period in 2003. The increased expenses are a direct result of increased holding company expenses for the six months ended October 31, 2004 of $382,500 or as compared to same restated period in 2003 of $59,970, when the holding company was in its developmental phase. Depreciation expense was $20,203 for the six month period ended October 31, 2004.

     Interest expense was $5,373 for the six month period ended October 31, 2004.

     As a result of the factors described above, net income increased 458.3 percent to $131,909 for the six month period ended October 31, 2004 compared to the restated results of $23,626 for the six month period ended October 31, 2003.

     We intend to continue to find ways to expand our business, including through acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we may incur losses in the future if we are not able to expand our business.

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

     Our existing capital resources as of October 31, 2004 consist of cash, accounts receivable and other receivables totaling $140,582. We believe that the current financing arrangements that are in place will not be sufficient throughout the next 12 months to finance our working capital needs, and the implementing of our acquisition strategy will require additional capital as well.

     During the six months ended October 31, 2004, our net cash used in operating activities was $85,826. Net income of $131,909 plus depreciation expense of $20,203 and stock option expenses of $15,986 for the period was offset by the net change in current assets and liabilities of $253,924. Our investing activities provided net cash of $4,930 for the period.

     Our financing actives provided net cash of $111,172, principally as a result of the net proceeds from short-term notes payable principally form the PRG transaction.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     We are subject to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability, retention amounts and cost to us of applicable insurance coverage.

     From time to time, we may be subject to claims based upon the acts or omissions of our clients' employees and will vigorously defend against such claims.

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


3.3**        Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc.
3.4**        Modification of Statutory Requirements or Amendments of Articles of Incorporation of Prestine, Inc.
             filed on April 23, 1968 with the State of Minnesota, changing the corporate name to High Country
             Ventures, Inc.
3.5**        Amendment of Articles of Incorporation of High Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc.
3.6**        Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Spiderboy International,
             Inc. filed on February 24, 2004 with the State of Minnesota.
3.8**        Certificate of Incorporation of Charys Holding Company, Inc. filed on April 16, 2004 with the State of
             Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
3.9**        Certificate of Amendment of Certificate of Incorporation of Charys Holding Company, Inc. filed on May
             21, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
3.10**       Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Charys Holding
             Company, Inc. filed on May 5, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
3.11**       Bylaws of Spiderboy.com, Inc., filed with the Form 10-KSB for the period ended April 30, 2004, filed
             August 17, 2004.
3.12**       Certificate of Exchange filed on October 13, 2000 with the State of Minnesota whereby Spiderboy.com,
             Inc. became a wholly-owned subsidiary of High Country Ventures, Inc.
3.13**       Articles of Merger filed with the Delaware Secretary of State on June 30, 2004.
3.14**       Articles of Merger filed with the Minnesota Secretary of State on July 1, 2004.
10.1**       Stock Purchase Agreement between Mark N. Pardo and Richard Mangiarelli and Richard Schmidt dated
             December 5, 2003 filed as an exhibit to Form 8-K on December 12, 2003.
10.2**       Promissory Note in the amount of $160,000 dated December 5, 2003, executed by Richard Mangiarelli,
             Richard Schmidt, and Spiderboy International, Inc., payable to the order of Mark N. Pardo filed as an exhibit to Form 8-K on December 12, 2003.
10.3**       Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy International, Inc., and
             Billy V. Ray, Jr., dated February 27, 2004 filed as an exhibit to Form 8-K on May 28, 2004.
10.4**       Amended and Restated Stock Purchase Agreement Janet Risher, Richard Schmidt, Spiderboy
             International, Inc., and Billy V. Ray, Jr., dated May 25, 2004 filed as an exhibit to Form 8-K/A on June 1,
             2004.
10.5**       Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2004 dated April 28, 2004 and filed with Definitive Proxy Statement dated June 11, 2004.


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


10.30**      Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Ben Holcomb filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.31**      Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Raymond J.
             Smith filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.32**      Joint Venture Agreement between Ruby Belle, LLC, Ted C. Russell, and Charys Holding Company, Inc.
             filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.33**      Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc., filed with the Form 10-KSB for the period ended
             April 30, 2004, filed August 17, 2004.
10.34**      Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company,
             Inc., filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.35**      Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
             Year 2004 dated July 19, 2004 filed as an exhibit to a registration statement on Form S-8 on July 29,
             2004.
10.36*       Amendment To Ground Lease dated November 30, 2004 between Realm Insurance Company, and
             Charys Holding Company, Inc., filed with the Form 10-QSB for the period ended October 31, 2004.
31.1*        Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*        Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*        Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*        Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

---------------
*   Filed herewith.
**  Previously filed.

(b)  Reports on Form 8-K.

- On August 23, 2004, we filed a Form 8-K reporting the acquisition of Personnel Resources of Georgia, Inc., a Georgia corporation, effective as of July 1, 2004.

- On October 18, 2004, we filed a Form 8-K announcing the appointment of Catherine McKee as a director.

- On October 22, 2004, we filed a Form 8-K/A amending incorporating the audited and reviewed Financial Statements for Personnel Resources of Georgia, Inc. as described in the Form 8-K filed on August 23, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHARYS HOLDING COMPANY, INC.

Dated:  December 14, 2004.

                                       By  /s/  Billy V. Ray, Jr.
                                         ---------------------------------------
                                         Billy V. Ray, Jr.,
                                         Chief Executive Officer