Form 10QSB
period 2005-01-31
CHARYS HOLDING CO INC
filed 2005-03-22
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2005.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2005, the issuer had 5,112,767 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .    3
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . .    3
     Item 2.  Management's Discussion and Analysis or  Plan of Operation. .    8
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .   15
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   15
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   16
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .   16
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .   16
     Item 4.  Submission of Matters to a Vote of Security Holders . . . . .   16
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .   16
     Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .   16
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . .   21
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . .   22
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . .   23
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . .   24

                         PART I - FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS.


                              CHARYS HOLDING COMPANY, INC.
                          (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                                 CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)


                                                                          January 31, 2005
                                                                         ------------------

ASSETS
------
Current assets:
  Cash                                                                   $          37,749
  Accounts receivable, net of allowance for doubtful accounts of $-0-               35,827
  Note receivable                                                                   11,567
  Prepaid expenses                                                                 461,894
  Other current assets                                                               1,257
                                                                         ------------------

    Total current assets                                                           548,294

  Property and equipment, net of accumulated depreciation of $141,251               47,686

  Other non-current assets                                                          57,375
                                                                         ------------------

  Total Assets                                                           $         653,355
                                                                         ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------
Current liabilities:
  Accounts payable and accrued expenses (Note 4)                         $       2,308,317
  Accrued taxes                                                                      2,919
  Advance from related parties                                                     161,184
  Short-term notes payable                                                         343,142
  Current portion of long-term debt                                                 14,059
                                                                         ------------------

      Total current liabilities                                                  2,829,621

Long-term debt                                                                     250,000
                                                                         ------------------

Total Liabilities                                                                3,079,621
                                                                         ------------------

Stockholders' deficit:
  Preferred stock: $.001 par value; 5,000,000 shares
    authorized; 1,000,000 shares issued and outstanding                              1,000
  Common stock: $.001 par value; 300,000,000 shares
    authorized; 5,112,767 shares issued and outstanding                              5,113
  Additional paid-in capital                                                     2,277,997
  Accumulated deficit                                                             (410,376)
                                                                         ------------------
      Total stockholders' deficit                                               (2,426,266)
                                                                         ------------------

Total Liabilities and Stockholders' Deficit                              $         653,355
                                                                         ==================

                                      CHARYS HOLDING COMPANY, INC.
                                 (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                     Three Months Ended January 31,      Nine Months Ended January 31,
                                    --------------------------------  --------------------------------
                                         2005             2004             2005             2004
                                    ---------------  ---------------  ---------------  ---------------
                                                      (Restated for                     (Restated for
                                                         combined                          combined
                                                        companies-                        companies-
                                                          Note 3)                           Note 3)
Net sales                           $      975,216   $    1,271,894   $    3,925,228   $    3,547,055

Cost of sales                              711,785          829,636        2,456,907        2,350,267
                                    ---------------  ---------------  ---------------  ---------------

Gross operating profit                     263,431          442,258        1,468,321        1,196,788

General & administrative expenses        1,085,322          906,031        2,158,303        1,654,881
                                    ---------------  ---------------  ---------------  ---------------

Loss from continuing operations           (821,891)        (463,773)        (689,982)        (458,093)

Discontinued operations:
  Gain on disposal                             -0-              -0-              -0-           17,947
                                    ---------------  ---------------  ---------------  ---------------

Net loss                            $     (821,891)  $     (463,773)  $     (689,982)  $     (440,146)
                                    ===============  ===============  ===============  ===============



Per share data - basic and diluted
----------------------------------
  Net loss                          $        (0.16)  $        (0.10)  $        (0.14)  $        (0.10)
                                    ===============  ===============  ===============  ===============
  Weighted average common
   shares outstanding                    4,997,393        4,527,613        4,889,543        4,417,126
                                    ===============  ===============  ===============  ===============

                                              CHARYS HOLDING COMPANY, INC.
                                        (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                    Nine Months Ended January 31,
                                                                                ----------------------------------
                                                                                      2005              2004
                                                                                ----------------  ----------------
                                                                                                   (Restated for
                                                                                                      combined
                                                                                                     companies -
                                                                                                       Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $      (689,982)  $      (440,146)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation expense                                                                 23,382            63,835
    Gain on sale of discontinued operations                                                 -0-           (17,947)
    Stock option expense                                                                 15,986               -0-
    Stock issued for services                                                           437,500           510,000
    Donated rent                                                                            -0-             3,000
    Imputed interest                                                                      9,671               -0-
    Net changes in current assets and liabilities                                        (4,292)         (203,442)
                                                                                ----------------  ----------------
      Net cash used in operating activities                                            (171,693)          (84,700)
                                                                                ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                    (3,860)           (1,240)
  Investments in acquisitions                                                           (45,000)              -0-
  Net decrease (increase) in notes receivable                                            12,702            28,725
                                                                                ----------------  ----------------

      Net cash provided by (used in) investing activities                               (36,158)           27,485
                                                                                ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in short-term notes payable                                              220,749           118,884
     Advances from related parties                                                      161,184               -0-
  S-corporation shareholder distribution                                                    -0-          (103,705)
  Payments on capital lease obligations                                                  (1,288)           (9,973)
  Payments on long-term debt                                                            (18,861)          (19,892)
                                                                                ----------------  ----------------

      Net cash provided by (used in) financing activities                               361,784           (14,686)
                                                                                ----------------  ----------------

CHANGE IN CASH                                                                           37,749           (71,901)

CASH, beginning of period                                                                   -0-           246,680
                                                                                ----------------  ----------------

CASH, end of period                                                             $        37,749   $       174,779
                                                                                ================  ================

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited consolidated financial statements of Charys Holding Company, Inc. ("Charys" or the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes there to included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004 and on Form 8-K/A for the two years ended December 31, 2003. Significant changes occurred subsequent to the year ended April 30, 2004, accordingly, the interim financial statements and notes should also be read in conjunction with the interim financial statements and notes thereto included in the Company's Quarterly Report on Form 10-QSB for the three months ended July 31, 2004 and October 31, 2004. Operating results for the three months and nine months ended
January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005.

2.  THE  COMPANY

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, Personnel Resources of Georgia, Inc. ("PRG"), an operating company in the business services industry acquired in July 2004 and Innovative Corporate Solutions, Inc. ("ICS"), a development stage company. Charys is the successor to Spiderboy International, Inc. as the result of a merger and name change approved by the shareholders on June 25, 2004, details of which are more fully described in the Company's 2004 Annual Report on Form 10-KSB.

3.  ACQUISITION

Effective July 1, 2004, the Company acquired all outstanding shares of PRG from Billy V. Ray, Jr., the controlling stockholder and CEO of Charys. Due to the common control and absence of non-controlling minority interests in PRG, the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 "Business Combinations", and not as a purchase. Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity (Charys) recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity (PRG), and not at fair value in the case where the purchase method of accounting applies. As required by SFAS No.141, the accompanying financial statements are presented as if the transfer had occurred at the beginning of all periods presented.

4.  CONTINGENT  LIABILITIES

On November 24, 2003 Spiderboy's president and majority shareholder, Mark N. Pardo, sold controlling interest to two investors for $250,000. Charys co-signed a $160,000 promissory note to Mr. Pardo as a part of this transaction. This note is non-interest bearing, secured by a majority interest in Charys' common stock with $30,000 due on January 24, 2004 and $13,000 due each month from February 24, 2004 to November 24, 2004.

Consulting agreements entered into on February 27, 2004 contain contingent obligations to issue 3,333,334 shares of Charys' common stock to various consultants subsequent to certain events.

The consideration to be paid towards the acquisition of ICS is subject to adjustment, as described in the 2004 Annual Report on Form 10-KSB.

During the nine months ended January 31, 2005, PRG received penalty notices from the Internal Revenue Service ("IRS") associated with the timing and method used by PRG to pay payroll taxes during 2003 and 2004, prior to its acquisition by Charys. To date, PRG has been assessed penalties of approximately $340,000. Because a preponderance of these penalties relate to an erroneous method used to pay the taxes and not for late payment, management believes there is a reasonable possibility of at least partial penalty abatement, however, there is no assurance any of the penalties will be abated. Therefore, management believes $301,000 is the best estimate of the exposure at this time, and has included this amount in accrued expenses in the accompanying balance sheet as of January 31, 2005.

5.  RELATED  PARTY  TRANSACTIONS

An officer of ICS advanced funds to ICS to pay start up and operational costs and expenses. The total amount advanced for the three months and nine months ended January 31, 2005 was $45,091 and $145,210. A total of $161,184 is due to this officer as of January 31, 2005, which is included in accrued expenses in the accompanying balance sheet. There are no stated repayment terms for these advances.

6.  COMMON  STOCK  ISSUE

On January 12, 2005, the Company issued 250,000 common shares to a non-employee as compensation for services rendered under a Consulting Agreement. At the time the shares were issued, the fair value of the shares was $437,500.

7.  SUBSEQUENT  EVENT

On March 4, 2005 we merged Charys Acquisition Company, Inc., a newly formed subsidiary of Charys with CCI Telecom, Inc. ("CCI"). The Company issued 747,710 shares of its common stock in exchange for all of the outstanding common stock of CCI. The merger agreement also provided for certain future contingent payments such as a make whole payment and a earn-out payment to the former CCI shareholders. The make whole payment is payable in Charys common stock or cash, at the sole discretion of the Company on the second anniversary (March 4, 2007) of the merger subject to the market performance of Charys common stock during the two year period following the merger, the price on the second anniversary date, and the operating performance of CCI during the two year period. The earn-out is directly tied to CCI's revenue increase and the percent of earnings before interest, taxes, depreciation, amortization and certain other type expenses. The earn-out payments over the two fiscal years following the merger could range from zero to a maximum of $4,146,000.

In a related transaction on March 4, 2005 the Company entered into an agreement with CCI Associates, LTD, ("Associates") were by Charys has the right to acquire substantially all the assets and liabilities of the partnership. Inconsideration Charys will issue 250,000 shares of common stock to the partners of Associates. Shares issued to Associates will be subject to a make whole provision similar to the one contained in the merger agreement with CCI as described above. The principal asset of Associates is land, building and a warehouse that is currently occupied by CCI.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

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

MANAGEMENT'S  PLAN  OF  OPERATION  UPDATED

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

- Cell site construction will be offered to all major wireless carriers. This service will include site acquisition, engineering, construction, electronics installation, and maintenance

     Call Center Software Integration. Call Center Software Integration is designed to assist organizations of all sizes build more effective customer relationships by streamlining business processes, leveraging sophisticated technologies, and increasing the efficiency of critical business interactions. Services include business process consulting, communication systems auditing and analysis, custom system design, application development, system implementation, integration, technical support, and contact center outsourcing.

     Integrated voice and data. As communications capabilities move rapidly toward internet and broadband based systems, large corporations are closely examining the efficiency of the existing voice and data infrastructure. Services include evaluating existing systems, designing, implementing, and maintaining converged systems yielding more efficiency and cost savings.

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

ACQUISITION  MODEL

     Structuring each transaction in a manner that gives the acquirer confidence and a sense of fairness is of utmost importance to us. Accordingly, we have constructed an acquisition model to engender just these attributes. In its simplest form, the model has several components. The following is a brief outline:

- The purchase price will be a guaranteed purchase price. The initial price will be based on a payment of cash and/or stock.

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

RECENT  ACQUISITION

     On March 4, 2005 we merged Charys Acquisition Company, Inc., with a newly formed subsidiary of Charys with CCI Telecom, Inc. ("CCI"). The Company issued 747,710 shares of its common stock in exchange for all of the outstanding common stock of CCI. The merger agreement also provided for certain future contingent payments such as a make whole payment and a earn-out payment to the former CCI shareholders. The make whole payment is payable in Charys common stock or cash, at the sole discretion of the Company on the second anniversary (March 4, 2007) of the merger subject to the market performance of Charys common stock during the two year period following the merger, the price on the second anniversary date, and the operating performance of CCI during the two year period. The earn-out is directly tied to CCI's revenue increase and the percent of earnings before interest, taxes, depreciation, amortization and certain other type expenses. The earn-out payments over the two fiscal years following the merger could range from zero to a maximum of $4,146,000.

     CCI is a telecommunications infrastructure services business, headquartered in San Antonio, Texas, and satellite offices in Dallas, Houston, and Lee, Massachusetts. The company has approximately 135 employees. CCI specializes in the development and construction of cellular towers, telephone switching facilities, and advanced radar installations. The services provided by the company span a broad range of capabilities including telephone system installation, structured cabling, long-haul fiber, telecom equipment maintenance, as well as installation and services related to microwave, satellite, radar, cellular, and wireless broadband systems. CCI has been in business since 1980. CCI revenues for it most resent two fiscal years ended March 31, 2004 and 2003 are $16.7 million and $20.3 million respectively. Net loss in 2004 and 2003 was $2.8 million and $1.0 million respectively.

     In a related transaction on March 4, 2005 the Company entered into an agreement with CCI Associates, LTD, ("Associates") were by Charys has the right to acquire substantially all the assets and liabilities of the partnership. Inconsideration Charys will issue 250,000 shares of common stock to the partners of Associates. Shares issued to Associates will be subject to a make whole provision similar to the one contained in the merger agreement with CCI as described above. The principal asset of Associates is land, building and a warehouse that is currently occupied by CCI.

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

OTHER  TRANSACTIONS

     On May 18, 2004, the Company acquired an option to acquire J. F. Carter & Co. from Joe F. and Carol F. Carter (the "Carters"). The option was purchased for $10.00, and expires on the third anniversary of the option agreement. The purchase price, should the option be exercised, will be the fair market value of the shares owned by the Carters to be mutually agreed upon by the parties, but in no case less than two times the cash flow of J. F. Carter & Co. for the 12 months ended before the date of the notice to exercise. J. F. Carter & Co. is a construction company located in Richfield, North Carolina. The Carters own 100 percent of the issued and outstanding shares of J. F. Carter & Co.

     In May, 2004, the Company entered into a Joint Venture Agreement with Ruby Belle, LLC and Ted C. Russell to develop, operate, and/or sell certain real estate located in North Carolina owned by Realm National Insurance ("Realm"). The name of the venture is 3DN Real Estate Development Joint Venture. Currently the joint venture in association with the owner, is pursuing financing possibilities for the development of the property. On May 26, 2004, the Company entered into a ground lease with Realm National Insurance Company. The lease expires on its 10th anniversary date. The lease gives us the right to use and occupy a certain parcel of land located in North Carolina for the purpose of removing all crushed stone produced from the leased property.

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

     On November 30, 2004 the Company entered into an amendment to the ground lease dated May 26, 2004 with Realm National Insurance Company. The amendment modified the terms of payment for the basic rent. The parties agreed to modify section 3(a) changing the payment due date form 180 days to 270 days after the commencement of each then current year of the lease term.

     On May 5, 2004, we filed a Certificate of Designation of our Series A Preferred Stock with the Secretary of State of Delaware. 1,000,000 share of our preferred stock, par value $0.001 per share; have been designated as Series A
Preferred Stock. Holders of our Series A Preferred Stock do not have the right at any time to convert any number of the Series A Preferred Stock into our common stock. On all matters submitted to a vote of our stockholders, a holder of our Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 250.

     On May 21, 2004, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware, decreasing the number of our authorized shares of preferred stock from 50,000,000 shares to 5,000,000 shares. The number of our authorized shares of common stock remained at 300,000,000 shares

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005 AND 2004 COMPARED.

     Revenues. During the three months ended January 31, 2005 revenues were $975,216 as compared to the restated results of $1,271,894 for the same period in 2004, representing a decrease of $296,780 or 23.3 percent. PRG accounted for $972,523 or 99.7 percent, and ICS contributed $2,693 or 0.3 percent of the Companies total revenues for the current period. During the three months ended January 31, 2004 revenues of $1,271,894 were solely from PRG. PRG's revenue for the three months ended January 31, 2005 decreased $ 299,371 or 23.5 percent due to seasonal factors affecting certain existing customers and to a lesser extent the loss of some existing clients, when compared to the same restated period ending January 31, 2004.

     Gross Operating Profit. During the three months ended January 31, 2005 gross operating profit was $263,431 or 27.0 percent of net revenues as compared to the restated results of $442,258 or 34.8 percent for the same period in 2004. The Companies gross operating profit decline was a direct result of PRG. The decline in PRG gross profit is a result of the combined effect of the revenue issues described above, and higher benefits cost especially workers compensation insurance and employer related taxes.

     General and Administrative Expenses. During the three month period ended January 31, 2005, general and administrative expenses were $1,085,322 or 111.3 percent of net revenue as compared to the restated results of $906,031 or 71.2 percent for the same period in 2004. The increase Company expenses are a direct result of increased holding company expenses for the three months ended January 31, 2004 of $200,036 or as compared to same restated period in 2004 of $0, when the holding company was in its developmental phase. Also, impact the increase was a non-cash expense were by the Company issued 250,000 common shares to a non-employee as compensation for services rendered under a Consulting Agreement. The fair market value of the shares issued were $437,500. Also negatively impacting the current period are increased reserves of $88,855 for estimated interest and penalties due the IRS during the current period.

     As a result of the factors described above, the net loss increased 77.2 percent to $821,891 for the three month period ended January 31, 2005 compared to the restated results of $463,773 for the three month period ended January 31, 2004.

NINE MONTHS ENDED JANUARY 31, 2005 AND 2004 COMPARED.

     Revenues. During the nine months ended January 31, 2005 revenues were $3,925,228 as compared to the restated results of $3,547,055 for the same period in 2004, representing an increase of $378,173 or 10.7 percent. PRG accounted for $5,099,337 or 91.0 percent, the holding company generated income and fees of $500,000 or 7.1 percent related to a real estate purchase and sale agreement more fully described in our 2004 Annual Report on Form 10-KSB for fiscal 2004, and ICS contributed $4,288 or less than 0.1 percent of the Companies total revenues for the period. During the nine months ended January 31, 2004 revenues of $3,547,055 were solely from PRG.

     Gross Operating Profit. During the nine months ended January 31, 2005 gross operating profit was $1,468,321 or 37.4 percent of net sales as compared $1,196,788 or 33.7 percent for the same period in 2004. The improved gross operating profit was a direct result of the $500,000 miscellaneous income earned by the holding company which is more fully described in the Revenue section.

     General and Administrative Expenses. During the nine month period ended January 31, 2005, general and administrative expenses were $2,158,303 or 54.9 percent of net revenue as compared to the restated results of $1,654,881 or 46.7 percent for the same period in 2004. The increase in Company expenses are a direct result of holding company expenses for the nine months ended January 31, 2005 being $972,308 as compared to same restated period in 2004 of $0, when the holding company was in its developmental phase.

     Depreciation expense was $23,382 for the nine month period ended January 31, 2005.

     Interest expense was $15,057 for the nine month period ended January 31, 2005.

     As a result of the factors described above, net loss increased 56.8 percent to $689,982 for the nine month period ended January 31, 2005 compared to the restated results of $440,146 for the nine month period ended January 31, 2004.

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

     We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next twelve months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

     Our existing capital resources as of January 31, 2005 consist of cash, accounts receivable and other receivables totaling $ 85,143. We believe that the current financing arrangements that are in place will not be sufficient throughout the next 12 months to finance our working capital needs, and the implementing of our acquisition strategy will require additional capital as well.

     During the nine months ended January 31, 2005, our net cash used in operating activities was $287,877. Net loss of $689,982 less depreciation expense of $23,382, stock option expenses of $15,986, imputed interest related to an advance from a related party and the cost of stock issued for services in the amount of $437,500 for the period was offset by the net change in current assets and liabilities of $84,434.

     Our investing activities used net cash of $36,158 for the period, principally from expenses related to acquisition in the amount of $45,000.

     Our financing actives provided net cash of $361,784, principally as a result of the net proceeds from short-term notes payable of $220,749 and advances from related parties in the amount of $161,184; offset by payments on capital leases of $1,288 and on long-term debt of $18,861.

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

                           PART II - OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS.

     The Company is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability, retention amounts and cost to the Company of applicable insurance coverage.

     From time to time, the Company is made a party to claims based upon the acts or omissions of its clients' employees and vigorously defends against such claims.

ITEM  2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS.

     None.

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.   OTHER  INFORMATION.

     None.

ITEM  6.   EXHIBITS


EXHIBIT
   NO.                      IDENTIFICATION OF EXHIBIT
--------                    -------------------------
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

10.20**   Registration Rights Agreement Between Charys Holding Company,
          Inc.'s, predecessor, Spiderboy International, Inc., and Jimmy Villalobos dated February 27, 2004, filed as an exhibit with the Preliminary Proxy Statement dated May 17, 2004.
10.21**   Registration Rights Agreement Between Charys Holding Company,
          Inc.'s, predecessor, Spiderboy International, Inc., and Ash Mascarenhas dated February 27, 2004, filed as an exhibit with the Preliminary Proxy Statement dated May 17, 2004.
10.22**   Registration Rights Agreement Between Charys Holding Company,
          Inc.'s, predecessor, Spiderboy International, Inc., and Francis Zubrowski dated February 27, 2004, filed as an exhibit with the Preliminary Proxy Statement dated May 17, 2004.
10.23**   Stock Purchase Agreement Between Charys Holding Company, Inc.,
          Robert G. Barrow, Jr. and Mark D. Andrizzi dated April 21, 2004, filed as an Exhibit to Form 8-K dated April 21, 2004.
10.25**   Charter of Compensation Committee dated April 28, 2004, filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.26** Charter of Audit Committee dated April 28, 2004 filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.29** Employment Agreement dated June 15, 2004 between Charys Holding Company, Inc. and Billy V. Ray filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.30** Employment Agreement dated June 15, 2004 between Charys Holding Company, Inc. and Ben Holcomb filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.31** Employment Agreement dated June 15, 2004 between Charys Holding Company, Inc. and Raymond J. Smith filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.32**   Joint Venture Agreement between Ruby Belle, LLC, Ted C. Russell, and Charys Holding Company, Inc. filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004
10.33** Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc., filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.34**   Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company, Inc., filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
10.35** Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 dated July 19, 2004 filed as an exhibit to a registration statement on Form S-8 on July 29, 2004.
10.36* Amendment To Ground Lease dated November 30, 2004 between Realm Insurance Company, and Charys Holding Company, Inc.
10.37** Plan and Agreement Between Charys Holding Company, Inc., Charys Acquisition Company, Inc. and CCI Telecom, Inc. dated March 4, 2005, filed as an Exhibit to Form 8-K dated March 4, 2005.
10.38* Letter Agreement Between Charys Holding Company, Inc. and CCI Associates, LTD. dated March 4, 2005
31.1* Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec. # 1350, as adopted pursuant to Sec. # 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec. # 1350, as adopted pursuant to Sec. # 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec. # 1350, as adopted pursuant to Sec. # 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec. # 1350, as adopted pursuant to Sec. # 906 of the Sarbanes-Oxley Act of 2002.
__________
*    Filed  herewith.
**  Previously  filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARYS HOLDING COMPANY, INC.

Dated:  March 22, 2005.

                                   By  /s/ Billy V. Ray, Jr.
                                       ----------------------
                                       Billy V. Ray, Jr.,
                                       Chief Executive Officer