Form 10QSB/A
period 2005-01-31
CHARYS HOLDING CO INC
filed 2005-05-26
CIK 845879

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
                                                                         ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------
Current liabilities:
  Accounts payable and accrued expenses (Note 4)                         $       2,308,317
  Accrued taxes                                                                      2,919
  Advance from related parties                                                     161,184
  Short-term notes payable                                                         343,142
  Current portion of long-term debt                                                 14,059
                                                                         ------------------

      Total current liabilities                                                  2,829,621

Long-term debt                                                                     250,000
                                                                         ------------------

Total Liabilities                                                                3,079,621
                                                                         ------------------

Stockholders'  deficit:
  Preferred  stock:  $.001  par  value;  5,000,000  shares
    authorized; 1,000,000 shares issued and outstanding                              1,000
  Common  stock:  $.001  par  value;  300,000,000  shares
    authorized; 5,112,767 shares issued and outstanding                              5,113
  Additional  paid-in  capital                                                   2,277,997
  Accumulated  deficit                                                          (4,710,376)
                                                                         ------------------
      Total  stockholders'  deficit                                             (2,426,266)
                                                                         ------------------

Total Liabilities and Stockholders' Deficit                              $         653,355
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