Form 10KSB
period 2005-04-30
CHARYS HOLDING CO INC
filed 2005-08-16
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2005.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year: $7,482,699.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005: $2,789,027.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2005: 7,968,649.

     Documents incorporated by reference: None.

                                                  TABLE OF CONTENTS

Item 1.     Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.     Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 4.     Submission of Matters to a Vote of Security Holders.  . . . . . . . . . . . . . . . . . . 20
Item 5.     Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . 20
Item 6.     Management's Discussion and Analysis and Plan of Operation. . . . . . . . . . . . . . . . 21
Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. . . 30
Item 8A.    Controls and Procedures.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
Item 8B.    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
            Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
Item 12.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . 40
Item 13.    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40
Item 14.    Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . 43

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations" and in other documents which we file with the Securities and Exchange Commission.

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

PRIOR ACTIVITIES

     We were incorporated in Minnesota in February 1959 under the name "Rogers Hardware and Lumber Company." Originally, we were engaged in the business of assisting new prospects in setting up their own retail clothing and shoe stores. Services included store fixtures and beginning inventory, management training and consulting, assistance with the selection of accessories and grand opening. In that capacity, we acted as a holding company for High Country Fashions, Inc. On April 29, 1997, we abandoned our investment in High Country Fashions, Inc. and approved a transfer of High Country Fashions, Inc. to Continental Casuals, Ltd. The transaction left us with no assets and no business. We then merged with Spiderboy International, Inc. on October 12, 2000. Spiderboy International, Inc. was in the business of creating and running the "Spiderboy.com" search engine on the World Wide Web.

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

CHANGE IN CONTROL

     On December 5, 2003, Mark N. Pardo, our then president and controlling stockholder, Richard Schmidt and Richard Mangiarelli completed a Stock Purchase Agreement. Pursuant to the agreement, Mr. Pardo sold to Messrs. Schmidt and Mangiarelli 21,851,503 shares of our common stock owned by him, which constituted 50.09 percent of our issued and outstanding common stock, for the purchase price of $250,000.

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

     The purchase price for the shares sold pursuant to the agreement consisted of $90,000 paid at closing, and a promissory note in the amount of $160,000 executed by Messrs. Mangiarelli and Schmidt and us in favor of Mr. Pardo. The note was secured by a Stock Pledge Agreement dated December 5, 2003, whereby Messrs. Mangiarelli and Schmidt granted to Mr. Pardo a security interest in the 21,851,503 shares of our common stock acquired by them. Subsequent to December 5, 2003, Mr. Mangiarelli transferred his shares our common stock to his wife, Janet Risher. Prior to the February 27, 2004 transaction described below, the note payable to Mr. Pardo was paid in full.

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

     At the closing of the Stock Purchase Agreement, Ms. Risher and Mr. Schmidt sold to Mr. Ray 21,851,503 shares of our common stock and 1,000,000 shares of our preferred stock. Mr. Ray purchased the shares the sum of $250,000 pursuant to a promissory note. The shares transferred to Mr. Ray contained a legend restricting the transfer thereof as required by the Securities Act of 1933, as amended (the "Securities Act"). The Stock Purchase Agreement had initially contemplated that there would be a delayed closing until such time as the note is paid in full and all other terms of the Stock Purchase Agreement were satisfied. However, the parties agreed to eliminate the conditions to the closing and treat the sale of the shares as completed.

     The note is payable in installments with the first payment of $25,000 being due and payable on or before July 25, 2004. Thereafter, the note was due and payable in nine monthly installments of $25,000 each, payable on the last day of each and every calendar month, beginning on August 31, 2004, and continuing regularly thereafter until the whole of said principal amount has been duly paid. The note has been amended to provide for payment of $25,000 per month for six months, beginning on September 20, 2005. The note continues to be secured by a Stock Pledge Agreement between Mr. Ray, Ms. Risher and Mr. Schmidt covering the shares.

     The Stock Purchase Agreement contains a requirement that for so long as Mr. Ray owns the shares of our common stock purchased thereunder, he agrees to vote his shares to not increase the number of directors to more than 11 members and to elect or retain as directors Richard Mangiarelli and John Jordan for a period of three years from the date of the Stock Purchase Agreement.

     On June 25, 2004, each of Ms. Risher, Mr. Schmidt, Paul Ferandell, John Jordan, Bruce Caldwell, Jimmy Villalobos, Francis Zubrowski, and Ash Mascarenhas (each of such other persons, which may include Ms. Risher and Mr. Schmidt if the context requires, being sometimes collectively referred to herein as the "Consultants") executed a consulting agreement with us (the "Consulting Agreement"), which provides for payment in shares of our common stock following date of the Stock Purchase Agreement, as amended and restated, for services to be rendered to us by each of the Consultants. Each Consulting Agreement is for general business consulting and cannot be canceled other than pursuant to the applicable terms thereof. One-third of the shares of our common stock issued under each Consulting Agreement were registered securities pursuant to a registration statement on Form S-8 under the Securities Act filed by us with the Securities and Exchange Commission (the "S-8 Shares"). One-third of such shares of our common stock issued pursuant to a Consulting Agreement are restricted in their resale under Rule 144 promulgated under the Securities Act ("Rule 144"), but possessing piggyback registration rights. The remaining one-third are restricted in their resale under Rule 144 and have no registration rights. Moreover, at no time will the number of shares of our common stock issued to a Consultant under a Consulting Agreement be in such an amount that following the issuance of such shares such Consultant will own more than
9.9 percent of the issued and outstanding shares of our common stock.

     In the discussion of the Stock Purchase Agreement, the references to stock ownership on or before June 25, 2004 are before the reverse split of our common stock discussed elsewhere in this Annual Report. All of the shares subject to the Stock Purchase Agreement were reversed on a one for 10 basis following the merger and change of domicile discussed below.

CHANGE OF DOMICILE

     On June 25, 2004 our stockholders voted to approve a change in our state of incorporation from Minnesota to Delaware by means of a merger permitted under the corporate statutes of both states.

     The merger was between Spiderboy International Inc., a Minnesota corporation, and Charys Holding Company, Inc., a Delaware corporation, organized by us for the specific purpose of the change of domicile. The merger was consummated pursuant to a Plan of Merger. The Plan of Merger provided that Spiderboy merge with and into Charys. Following the merger, Charys was the surviving entity.

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

     We chose the State of Delaware to be our domicile because Delaware has a modern and flexible corporate code. In particular, we believed that the various indemnity and exculpatory provisions of the Delaware General Corporation Law will help us attract and retain competent directors at a time when the escalating risks and resultant costs of director liability have made it increasingly difficult for corporations to find and retain competent directors. In addition, the State of Delaware has an active bar which is continually assessing and recommending improvements to its corporate law, and the substantial body of settled case law under its corporate code adds greater certainty in assessing risks associated with conducting business.

     Officers and Directors. Before the change of domicile, our board of directors consisted of nine members, Billy V. Ray, Jr., Richard Mangiarelli, John Jordan, Alec McLarty, Neil L. Underwood, David S. Gergacz, Gisle Larsen, Michael Oyster, and Dennis C. Hayes. Upon the change of domicile, our board of directors consisted of the same individuals who are also the directors of Charys Holding Company, Inc. Additionally, immediately following the change of domicile, our officers were Billy V. Ray, Jr., president and chief executive officer, Richard Mangiarelli, chairman of the board of directors, Ben Holcomb, chief operating officer, and Raymond J. Smith, chief financial officer. Subsequently, on June 25, 2004, Mr. Ray was elected chairman of the board, Mr. Holcomb was elected our president, and Mr. Mangiarelli continued as a director. See "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act" described in Item 9 of this Annual Report, for more information concerning our current officers and directors.

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

BUSINESS STRATEGY

     We intend to acquire various companies through acquisitions to grow rapidly. Our success will depend largely on the quality of the acquisitions and our ability to integrate these operations into our business model. The initial acquisition activity will revolve around acquiring existing profitable companies to become part of our core group of subsidiaries. Over the past fiscal year we have narrowed our focus to include three core business segments:

-    Telecommunication Infrastructure Services;

-    Call Center Systems and Software Integration; and

-    General Business Support Services.

     Telecommunication Infrastructure Services. The Telecommunication Infrastructure Service Business is composed of engineering services, construction, installation, and maintenance services, and premise wiring services, as follows:

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

- Cell site construction including site acquisition, engineering, construction, build to suit, electronics installation and maintenance.

     Call Center Systems and Software Integration. Call Center Software Integration is designed to assist organizations of all sizes build more effective customer relationships by streamlining business processes, leveraging sophisticated technologies, and increasing the efficiency of critical business interactions. Services include business process consulting, communication systems auditing and analysis, custom system design, application development, system implementation integration, technical support, and contact center outsourcing.

     General Business Support Services. The human resource outsourcing industry is rapidly growing in the United States. Gartner Dataquest estimates the worldwide human resource outsourcing industry will grow from $50.6 billion in 2003 to $58.9 billion by the end of 2005. This represents an approximate 7.9 percent annual growth rate. Small and medium-sized employers, those with between one to 100 employees, are a large part of this market. According to Dun and Bradstreet, there are over 10 million small and medium-sized businesses in the United States.

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

ACQUISITION MODEL

     Structuring each transaction in a manner that gives the acquirer confidence and a sense of fairness is of utmost importance to us. Accordingly, we have constructed an acquisition model to engender just these attributes. In its simplest form, the model has several components. The following is a brief outline:

- The purchase price may be a guaranteed purchase price. The initial price will be based on a payment of cash and stock.

- The price paid may be calculated as a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted based on the company's balance sheet, existing backlog, quality of earnings, book value, debt level and historical customer retention.

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

ACQUISITIONS AND RELATED TRANSACTIONS

     Innovative Corporate Strategies, Inc. On April 21, 2004, we acquired all the outstanding shares of Innovative Corporate Strategies, Inc. ("ICS"). On the date of acquisition ICS was in the development stage. ICS expects to begin doing business in August, 2004. The purchase price paid consisted of $10 and an amount equal to the annual earnings before interest, taxes, depreciation and amortization of ICS over the period commencing at the closing of the acquisition and ending on the last day of our 2006 fiscal year, calculated in accordance with GAAP based on earnings as determined by ICS financial statements multiplied by 3.5, up to a maximum of $12,400,000. The amount of consideration is subject to adjustments, as set forth in the purchase agreement.

     ICS was founded by two industry professionals, Mark D. Andrizzi and Robert
G. Barrow Jr., both of whom have extensive experience in professional employer organizations, insurance, investment banking, finance, business consulting and sales and marketing services.

     Personnel Resources of Georgia, Inc. On July 30, 2004, we acquired all of the outstanding shares of Personnel Resources of Georgia, Inc. ("PRG") from Billy V. Ray, Jr., our controlling stockholder, chairman and chief executive officer. Mr. Ray was the sole stockholder of PRG. The purchase price paid consisted of an amount equal to the annual earnings before interest, taxes, depreciation and amortization of PRG over the period commencing on the effective date of the acquisition and ending on July 1, 2005 calculated accordance with GAAP based on earnings as determined by PRG's financial statements multiplied by five, up to a maximum of $1,250,000, and a minimum of $250,000. The amount of consideration is subject to adjustments, as set forth in the stock purchase agreement. The purchase price will be paid at closing in the form of our corporate note, secured by an amount of our common stock bearing an interest rate of six percent per annum, payable in cash or shares of our common stock at our sole discretion. Interest only is payable after the first anniversary of the closing. The note principal and unpaid interest are payable in full on the second anniversary of the closing.

     PRG was established in 2001, and reported gross revenues of $28.9 million in calendar year 2002 and $33.8 million in calendar year 2003. Net income was $64,000 and $78,000 respectively.

     CCI Telecom, Inc. Effective March 4, 2005, we completed the transactions contemplated by that certain Plan and Agreement of Triangular Merger between us, Charys Acquisition Company, our wholly-owned subsidiary, and CCI Telecom, Inc ("CCI"), a Nevada corporation. Pursuant to the terms of the merger, our subsidiary was merged with and into CCI. The separate existence of the subsidiary ceased, and CCI, the surviving corporation in the merger, became our wholly-owned subsidiary. As a result of the merger, the stockholders of CCI received one share of Charys common stock for each 26.88 shares of CCI common stock, subject to an election available to CCI shareholders who own less than five percent of the CCI issued and outstanding common stock at the closing. As a result of certain eligible CCI shareholders making the election for additional shares in lieu of participating in the earn out, 72,699 additional shares were issued as a result of the merger. The former CCI shareholders also received a right to receive an earn out based on the performance of CCI over the next two years. The maximum payout under the earn out is $5.4 million, however at April 30, 2005 we estimated the payout to be $2.7million. Shareholders not electing the additional shares are eligible for the make whole provision, whereby under certain circumstances former CCI shareholders would receive additional shares should the Charys common stock not trade at a per share price of at least $4.00 during the 24 month period following the merger.

     CCI was established in 1980, and in its two most resent fiscal years ended March 30 reported revenues of $16.7 million in the fiscal year 2004 and $20.3 million in the fiscal year 2003. Net loss was $2.8 million and $1.0 million respectively.

     Purchase of Real Estate. Effective April 29, 2005, we and our wholly-owned subsidiary, CCI, CCI Associates, Ltd., ("CCI Associates") a Texas limited partnership, Novak Properties, Inc., a Texas corporation, and Michael J. Novak, an individual, entered into an agreement whereby CCI acquired from CCI Associates all of Lot 1, Block 1, New City Block 17865, Craighead Estates subdivision, in the City of San Antonio, Bexar County, Texas. As consideration for the property, CCI paid off the outstanding mortgage in the amount of $963,298 and CCI Associates received 250,000 shares of our common stock. The shares issued to CCI Associates are subject to a

Make Whole provision, whereby under certain circumstances former CCI shareholders would receive additional shares should our common stock not trade at a per share price of at least $4.00 during the 24 month period following the acquisition.

     Sale and Leaseback of Real Estate. Also effective April 29, 2005, CCI entered into a contract with Gur Parsaad Properties, Ltd., a Texas limited partnership ("Parsaad") whereby CCI sold the real property described above to Parsaad for a total consideration of $2,200,000. Effective May 1, 2005, Parsaad, CCI and Charys entered into a lease contract whereby Parsaad leased the property to CCI and Charys for a 10 year term, commencing on May 1, 2005, and terminating on April 30, 2015. See "Description of Property" in Item 2 of this Annual Report, regarding the terms of leaseback agreement.

     Restructuring of Debt with The Frost National Bank. Effective April 26, 2005, we entered into an agreement with The Frost National Bank ("Frost Bank") relating to the restructuring of the credit facilities and the cancellation of a Term Note in the amount of $1,709,201 provided by Frost Bank to CCI. Pursuant to the agreement to restructure CCI's obligation to Frost Bank, we agreed to do the following:

- We issued to Frost Bank 400,000 shares of our Series B preferred stock. Each share of the Series B preferred stock is convertible into one share of our common stock. The holders of shares of the Series B preferred stock do not have voting rights on any matters submitted to the vote of our stockholders. The shares of the Series B preferred stock issued to Frost Bank bear a legend restricting their disposition, as required by the Securities Act. However, we agreed to file a registration statement under the Securities Act to cover our common stock issuable upon the conversion of the Series B preferred stock.

- All common stock warrants previously issued by CCI to Frost Bank were terminated.

- Frost Bank extended the final maturity of the existing credit line for a period of six months from February 1, 2005. The line of credit was renewed for $4,550,000, but expired on July 28, 2005.

     However, on July 28, 2005, Charys through it subsidiary CCI, entered into an asset base financing agreement to provide up to $5 million of working capital. The initial availably for this facility was $2.6 million, used principally to pay off Frost Bank. See Item 6, "Management's Discussion and Analysis or Plan of Operation - Recent Developments."

OTHER TRANSACTIONS

     On March 8, 2004, we entered into Commercial Real Estate Purchase and Sale Agreement (the "Real Estate Agreement") with Joe F. and Carol F. Carter to acquire certain real property and surface interest pertaining to 242 acres suitable for the mining of minerals including but not limited to Carolina slate. Subsequently, on June 7, 2004 and prior to any business being transacted under the Real Estate Agreement, we assigned our rights under this agreement to Flagship Holdings, Inc. In consideration for the assignment we will receive a fee upon the sale of the various properties. There are three properties to be sold. The fee will be either $200,000 or $300,000 depending on the property. We received in June, 2004 a $300,000 fee from the sale of the property and in August, 2004 a $200,000 consulting fee.

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

     In May 2004, we entered into a Joint Venture Agreement with Ruby Belle, LLC and Ted C. Russell to develop, operate, and/or sell certain real estate or interests owned by Realm National Insurance located in North Carolina. The name of the venture is 3DN Real Estate Development Joint Venture. No activity related to this joint venture has commenced as of the date of this Annual Report.

     On May 26, 2004, we entered into a ground lease with Realm National Insurance Company. The lease expires on its 10th anniversary date. The lease gives us the right to use and occupy a certain parcel of land located in North Carolina for the purpose of removing all crushed stone produced from the leased property.

     The lease provides for us to make the following payments to Realm:

  - Basic rent of $150,000 per year, payable 180 days after the commencement of each then current year of the lease term. On November 30, 2004, the lease was amended to extend the payment date to 270 days.

  - Additional rent of four percent of the proceeds received by us from the sale of crushed stone.

     No operational activity has commenced as provided for under this lease as of the date of this Annual Report.

Business

     Innovative Corporate Strategies, Inc. ICS provides complete Business Process Outsourcing ("BPO") services for small to mid-sized businesses. ICS will provide a broad range of services to its clients, available on an all-inclusive or as needed basis. The primary services to be offered to clients will be:

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

     In a splintered marketplace with no clear leader, we believe that ICS's service model is unique. While the services are outsourced for the client company, they will be provided by a team of experienced professionals residing in the United States at offices located in major metropolitan markets.

     Personnel Resources of Georgia, Inc. PRG is a Professional Employer Organization ("PEO"). As a PEO the company is a provider of a comprehensive, fully integrated employee management solution to small and medium sized businesses. PRG's solution allows it to effectively become the in-sourced payroll/ human resource department for its clients. PRG creates value for its clients by helping them administrative efficiencies, and access business protection services.

- Administrative efficiencies are obtained by clients through PRG's management of employee administrative matters, such as processing of payroll, taxes and insurance premiums and by PRG's comprehensive record keeping and technology.

- Business protection is provided to clients by PRG helping to ensure employment-related regulatory compliance and sound risk management practices, encompassing up-to-date regulatory compliance and cost-effective risk management practices and insurance programs including workers compensation.

     PRG serves a diverse client base of small and medium-sized businesses in a wide variety of industries. PRG's clients have employees located in Alabama, Arkansas, California, Georgia, Kansas, Ohio, New Jersey, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of April 30, 2005, PRG served approximately 72 clients, with approximately 3,200 active client employees. For the year ended April 30, 2005, PRG's top six clients represented approximately 39 percent of its client billings, with PRG's largest client representing approximately 13 percent of its client billings.

     In order to use the PRG's services, all clients are required to enter into a professional services agreement, which generally provides for an initial one-year term, subject to termination by PRG or the client at any time upon 30 days prior written notice or less. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. Under the employee leasing model, which covered a majority of all PRG's clients in fiscal 2005, PRG is the employer of record for its client's employees, and PRG operates as a licensed professional employer organization. Clients are also offered the option to use PRG's services without PRG becoming the employer of record for the client's employees, in which case tax filings are made under the client's taxpayer ID number and the client provides its own workers' compensation insurance and health and welfare plans.

     PRG retains the ability to immediately terminate the client upon non-payment by a client. PRG manages its credit risk through client credit checks, client guarantees, client selection process and its right to terminate the services agreement if necessary.

     Under the professional services agreement applicable to the employee leasing model, employment-related liabilities are contractually that of PRG. For instance, PRG assumes responsibility for, and manages the risks associated with, each client's employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each client employee and, at the client's option, responsibility for providing group health, welfare, and retirement benefits to such individuals.

     These PRG obligations are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, PRG issues to each of the client employees PRG payroll checks drawn on PRG bank accounts. PRG also reports and remits all required employment information and taxes to the Internal Revenue Service and issues a federal Form W-2 to each client employee under PRG's taxpayer ID number.

     Under the employee leasing model, PRG assumes the responsibility for compliance with employment-related governmental regulations that can be effectively managed away from the client's worksite. PRG provides workers' compensation insurance coverage to each client employee under PRG's master insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate, set the wages and salary of, and manage each of the client's employees. The client employee services are performed for the exclusive benefit of the client's business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of client employees.

     Under the employee leasing model, PRG charges its clients a professional service fee that is designed to yield a profit and to cover the cost of certain employment-related taxes, workers' compensation insurance coverage and human resource services provided to the client. The component of the professional service fee related to human resource management varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments.

     Under the employee leasing model, the component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its client employees. PRG invoices each client for the service fee and costs of selected benefit plans, as well as the wages and other employment-related taxes of each client employee. The gross billings are invoiced at the time that each periodic payroll is delivered to the client.

     CCI Telecom, Inc. CCI is a telecommunications infrastructure service provider with offices in San Antonio, Dallas, Houston and Lee, Massachusetts. CCI supplies design, deployment, and maintenance services to the communications industry, as well manages a wide range of communication infrastructure projects from wireless and wireline networks to satellite and radar systems.

     CCI serves a diverse customer base of approximately 100 customers that include large and small-sized companies including Alamosa PCS, AT&T Wireless, BE&K, Bechtel Corporation, Cingular Wireless, Nextel Communications, Sprint PCS, T-Mobile and Verizon Microwave. CCI's primary service area includes Texas, New Mexico, and Massachusetts. For the year ended April 30, 2005, CCI's top five customers represented approximately 66 percent of its revenue, with CCI's largest customer represents approximately 33 percent of its revenue.

     CCI capabilities include Systems Services and Technical Services. Systems Services provide telephone systems, wireless and broadband network solutions, power systems, and structured cabling solutions. Our customers include business, educational, healthcare, and governmental entities.

     Technical Services is a provider of complete turnkey installation, engineering, design and maintenance of all types of communications systems.

     In addition, CCI is certified to install licensed and unlicensed microwave radio equipment and is able to perform the engineering and design services as part of a turnkey solution. CCI also employs certified tower technicians who are experienced in performing everything from microwave antenna installation and the turnkey construction of tower sites to providing waveguide testing and antenna line-of-sight verification.

     CCI is also a broadband network deployment and maintenance provider, specializing in the design and integration of fixed wireless broadband networks. CCI provides wide range of technical services for wireless and wire-line telecom equipment and power systems installation projects, as follows:

- Initial site audits and surveys nationally to installing base station equipment

-    One point of contact for our customers.

- Services to identify and acquire the sites best suited to meet the specialized needs of our customers.

- Development and implementation services to wireless carriers and equipment manufacturers involved in the PCS, SMR, cellular, microwave, broadband wireless, fixed wireless and paging markets.

- A broad range of services designed to assist service providers in locating and repairing faults in their RF structures and components.

     CCI has been qualified by the following tower owners: American Tower Corp., Crown Castle International,

Sprint Sites USA, SBA and SpectraSite. Radar tower site construction and installation and has built and modified radar tower sites in more than 30 states in the U.S. and in 10 international locations, including the farthest reaches of the U.S., Latin America and the Caribbean. In that regard, CCI has provided site construction and installation services on both satellite ground station and radio telescope building projects, and building and modifying telecom facilities for wire line and wireless service providers.

     CCI is a turnkey infrastructure builder for our customers, from performing tenant improvements in leased space for switch equipment to civil construction and installation of regeneration huts along fiber optic cable routes. CCI has particular expertise in constructing around active telecom equipment, where temperature and dust variations can significantly impact network operations. DC power system projects vary from installing a string of batteries to live cut overs. CCI specializes in working around live equipment, routinely performing hot cuts in the central office and switch environment.

COMPETITION

Telecommunication Infrastructure Services. The telecommunications engineering, construction and maintenance services industry in which we operate are highly competitive, fragmented and includes numerous service providers. Our competitors fall into four broad categories:

- Independent service companies, such as Wireless Facilities, Inc., which provide a full range of wireless network services, and a large number of other companies that provide limited wireless services;

- Construction and project management companies, such as Bechtel Group Inc. and General Dynamics, for the deployment of wireless networks;

- Tower ownership and management companies, such as Crown Castle International and American Tower Corporation, which provide tower deployment service capabilities; and

- Information technology and consulting companies such as Bearing Point, Inc., Logica and others, which have developed capabilities to deliver network consulting services to wireless service providers.

     Although the services provided by many of these competitors are comparable to the services we provide, there are areas where certain competitors may have an advantage over us. For example, telecommunications equipment vendors presumably know the relative strengths and weaknesses of their products better than the service providers who have no product offerings; construction companies have more hands-on capabilities with respect to the construction aspects of a deployment project; and equipment vendors, construction companies and tower ownership and management companies have greater financial resources that allow them to offer financing and deferred payment arrangements. In addition, many of our competitors have significantly greater marketing resources, larger work forces and greater name recognition than we possess.

     We believe our ability to compete depends on a number of additional factors, which are outside of our control, including the willingness of competitors to finance customers' projects on favorable terms; the ability and willingness of customers to rely on their internal staffs to perform services themselves; and the customer's desire to bundle equipment and services.

     In our opinion, the principal competitive factors in our market include expertise in new and evolving technologies, industry experience, ability to deliver end-to-end services, ability to provide technology independent solutions, ability to deliver results within budget and on time, depth of resources, reputation and competitive pricing. In particular, we believe that the breadth of our service offerings, the efficiencies of our processes, our ability to integrate new technologies and equipment from multiple vendors will make it possible for us to compete.

     Call Center Systems and Software Integration. Although we do not currently have any operations in this industry we believe that the market for Call Center Software Integration Services offerings is highly competitive. Constrained capital budgets, limited telecommunications infrastructure equipment on the market, and continued pressures to improve balance sheet metrics among operators and manufacturers will continue to drive competition in this industry for the foreseeable future. Increased competition may result in price reductions, lower gross margins, and fragmentation of market in the future. As we execute our strategy, we are likely to face new sets of competitors. Many of these competitors have strong local base or technology specialty and a lower fixed cost structure which may impede our ability to profitably compete. These factors could give these competitors a substantial competitive advantage.

     General Business Support Services. The human resource outsourcing industry is highly fragmented. We will seek to compete through our ICS and PRG subsidiary's ability to provide a full service human resource solution to its clients through its outsourced information technology solutions. We believe our primary competitors to be single point solution providers who offer segments of the entire service offering that we will provide to our clients in an all-inclusive offering. These third parties include certain information technology outsourcers and broad-based outsourcing and consultancy firms that are now providing or may seek to provide human resource business process outsourcing services, companies that provide a discrete group of transactional services, such as payroll or benefits administration and aspire to provide additional services and other consulting companies that perform individual projects, such as development of human resource strategy and human resource information systems.

     Historically, most of these vendors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with our offerings. Such companies, all much larger than us, such as Administaff, Inc., Gevity HR, Inc., Automatic Data Processing, inc. and Paychex, Inc. provide a combination of payroll processing and full-service human resource solutions. We expect competition to increase, and competitors to develop broad service capabilities that match ours and exceed ours.

Key Personnel

     Our future financial success depends to a large degree upon the personal efforts of our key personnel. In our formative period as a newly amalgamated enterprise, our current officers and directors have played the major roles in developing our business strategy. The loss of the services of any of these persons could have an adverse effect on our business and our chances for profitable operations.

     While we intend to employ additional management personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

SALES AND MARKETS

     All of our operating companies sell and market our services and capabilities through a collaborative effort of their individual sales force, senior management and in some instances through brokers or related such groups.

GOVERNMENT REGULATIONS

     Substantially all of our business activities are subject to federal, state, and local laws and regulations. These regulations are administered by various federal, state and local health and safely and environmental agencies and authorities, including the Occupational Safety and Health Administration. The expenditures relating to such regulations are made in the normal course of business and are neither material nor place us at any disadvantage.

     Although CCI is not directly subject to any FFC or similar government regulations, the wireless construction and related services are subject to various FCC regulations in the United States. These regulations require that these wireless networks meet certain radio frequency emissions standards, and not cause interference to other services. These wireless networks are also subject to government regulations and requirements of local standards.

EMPLOYEES

     As of April 30, 2005 we employed approximately 156 full-time employees. None of these employees are covered under a collective bargaining agreement. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We do not expect that we will have any difficulty in locating additional employees to support our growth.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

UNDER OUR BUSINESS MODEL, WE ARE A NEWLY COMBINED BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As of the date of this Annual Report, our efforts have been devoted primarily to the following:

-    Organizational activities;

-    Developing a business plan for our business;

-    Making acquisitions; and

-    Obtaining funding.

     We continue to operate in a formative stage. You should be aware of the difficulties, delays and expenses normally encountered by an enterprise which is newly formed, many of which are beyond our control, including unanticipated expenses, employment costs, and administrative expenses. We cannot assure our stockholders that our proposed business plans as described in this Annual Report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot continue to operate profitably, you could lose your entire investment.

GROWTH BY ACQUISITION.

     Our business strategy includes the attainment of substantially all of our growth through our ability to successfully execute our acquisition model. Any time a company growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue successfully a growth by acquisition strategy, we must identify suitable candidates for these transactions, complete them, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future programs.

SOME OF OUR ENTITIES HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

     In our combined form, for the fiscal years ended April 30, 2004, and 2003, we incurred net losses of $2,419,918 and $294,178, respectively. We may continue to incur losses as we spend additional capital to develop and market our services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

IMPORTANCE OF REDUCING OPERATING COSTS.

     If we do not reduce our operating expenses, we will not be able to compete effectively in the industries we currently operate. Our strategy involves, in some degree, increasing revenues while at the same time reducing operating expenses. In this regard, we have engaged in ongoing programs to improve efficiency and reduce cost. We cannot be assured that our efforts will result in increased profitability, cost savings or other benefits that we expect. Moreover, these efforts may adversely affect our ability to operate and may result in other disruptions that affect our ability to service our customers.

DEPENDENCY ON KEY CUSTOMERS.

     CCI's top five customers account for 66 percent of it annual revenues, and its largest customer accounts for 33 percent of annual revenue. PRG's top six clients represented approximately 39 percent of its client billings, with its largest client representing approximately 13 percent of its client billings. If any of CCI's and/or PRG's major customers were to significantly reduce their business with us, our results of operations would be adversely affected. While revenues from major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. It may be difficult for us to attract new major customers.

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

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although we are committed to the continued development and growth of our business, the addition of specialized key personnel and sales persons to assist us in the execution of our business model is necessary. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

DEPENDENCE ON ABILITY TO MARKET SERVICES.

     Due to our limited resources, the execution of our business model sales and marketing of our services has been limited to date. Our success is dependent upon our ability to execute with such limited resources.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR SERVICES WHICH WILL MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE.

     The demand and price for our services and related products will be based upon the existence of markets for our services and products and the markets for products of others. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our services and products when compared to alternative services, which may be conventional or heretofore unknown. If the services or products of other companies provide more cost-effective alternatives or otherwise outperform our services or products, the demand for our services or products maybe adversely affected. Our success will be dependent upon market acceptance of our services and related products. Failure of our services to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration. This would likely cause our stock price to decline.

INTENSE COMPETITION IN THE ENGINEERING AND CONSTRUCTION INDUSTRY COULD REDUCE OUR MARKET SHARE AND PROFITS.

     We serve markets that are highly competitive and in which a large number of local and regional companies compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology, and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges to our ability to achieve strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

OUR PROJECTS EXPOSE US TO POTENTIAL PROFESSIONAL LIABILITY, PRODUCT LIABILITY, OR WARRANTY OR OTHER CLAIMS.

     We engineer and construct towers in which system failure could be disastrous. Notwithstanding the fact that we generally will not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where we have constructed towers could result in significant professional liability, product liability or warranty or other claims against us. Such liabilities could potentially exceed our current insurance coverage and the fees we derive from those products and services. A partially or completely uninsured claim, if successful and of a significant magnitude, could potentially result in substantial losses.

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

     Because we are a newly combined company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During fiscal 2004 and 2005, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $2.50 to a low of $0.10 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

THE ISSUANCE OF SHARES UPON THE CONVERSION OF OUTSTANDING PREFERRED STOCK MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon the conversion of preferred stock may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

ITEM  2.     DESCRIPTION OF PROPERTY.

     Charys subleases 3,318 square feet of office space at 1117 Perimeter Center West, Suite N415, Atlanta, Georgia, 30338. The sublease provides for monthly rental payments of $4,701 and will increase three percent per annum over the term of the lease. The sublease is scheduled to expire on March 31, 2009.

     PRG leases 3,400 square feet of office space at 880 S. Pleasantburg Drive, Suite C, Greenville, South Carolina. The monthly rental payment is $1,300. There is no current lease agreement for this property.

     CCI leases a property located at 19240 Red Land Road, San Antonio, Texas 78259. The property includes 12,180 square feet of office space and 14,241 square feet of warehouse space. The lease is for a 10 year term, commencing on May 1, 2005, and terminates on April 30, 2015. The lease provides for monthly rental payments of $18,333, plus a $1,000 monthly management fee. The lease also required a security deposit in the amount of $109,998. CCI has an option to purchase the property at the end of the 10-year period. See "Description of Business - Acquisitions and Related Transactions" in Item 1 of this Annual Report.

     CCI also leases the following satellite office space:

- 4,000 square feet of office space at 2450 N IH 35E, Carrollton, Texas 75006. The lease provides for monthly rental payments of $3,750 per month and will increase to $3,900 per month on January 1, 2006. The lease is scheduled to expire on December 31, 2006.

- 5,000 square feet of office space at 10925 Kinghurst, Suite 516, Houston, Texas 77099. The lease provides for monthly rental payments of $2,750 per month and will increase to $2,800 per month on July 1, 2005. The lease is scheduled to expire on June 30, 2006.

- 5,094 square feet of office space at 480 Pleasant Street, Suite A102, Lee, Massachusetts 01262. The lease provides for fixed monthly rental payments of $2,820 per month over the term of the lease. The lease is scheduled to expire on August 3, 2007.

We believe that all of our facilities are adequate for our current operations. We expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM 3.     LEGAL PROCEEDINGS.

     On April 29, 2004 Marvel Enterprises Inc. and Marvel Characters Inc. filed suit in the United States. District Court for the Middle District of Florida, Fort Myers Division. An Amended Complaint was filed on September 28, 2004 which alleges Infringement of a Registered Trademark, False Designation of Origin, Federal Trademark Dilution, Injury to Business Reputation and Dilution under Florida Statutes, Section 495.151; Unfair Competition and Practices under the Florida Deceptive and Unfair Trade Practices Act and Common Law Unfair Competition. Facts alleged by the plaintiffs common to all of the plaintiffs' claims are that the plaintiffs are the owners of various trademarks and other property rights to the "Spider Man" character and that Charys and Mark N. Pardo, a former director and officer and controlling stockholder, infringed the plaintiffs' rights by registration of the domain name "spiderboy.com" and other activities. The plaintiffs seek as relief that the defendants be barred from use of the "Spiderboy" mark, an accounting of all profits on account thereof, damages by reason of the defendants' wrongful acts, damages in the amount of three times the defendants' profits or any damages sustained by the plaintiffs, plus attorney fees.

     Mark N. Pardo started the www.spiderboy.com Web search engine site in 1997 and applied for a trademark on the site in October 2000. The trademark still is listed as pending with the U.S. Patent and Trademark Office. Marvel Characters is not listed as owning a trademark on "Spiderboy."

     We filed an answer to the Amended Complaint denying all material allegations. No trial date has been set and the ultimate resolution cannot be determined at this time. However, as a result of the change of control and the change of domicile, we no longer use the name "Spiderboy."

     On November 4, 2004 Joe F. Carter, Carol F. Carter and Ruby Belle, LLC filed suit against Flagship Holdings, Inc., Realm Nation Insurance Company, Inc., and Charys in the General Court of Justice, Superior Court Division of the State of North Carolina. The suit alleges breach of contract, civil conspiracy to defraud and unfair or deceptive trade practices. Facts alleged by the plaintiffs common to all of the plaintiffs' claims are as follows:

- The sellers and Charys entered into a Commercial Real Estate Purchase and Sale Agreement by which Charys obtained from the sellers the right to acquire certain commercial real property in North Carolina for $2.4 million payable 50 percent in cash and 50 percent in the form of a promissory note;

- The note contains a provision providing that if Charys transferred the property before the note was paid, the sellers shall be entitled to a right of first refusal or 50 percent of the profit from the sale;

- The contract contained provisions obligating Charys to make certain other payments to the sellers; and

- Charys subsequently transferred its right under the contract to Flagship which while the note remained unpaid which then sold the property to Realm for $3.4 million.

     As relief, the plaintiffs seek damages against Charys arising from the claim for breach of contract in an amount not less than $500,000 plus interest; damages arising from the claim for civil conspiracy to defraud in an amount not less than $10,000 plus unspecified punitive damages; and damages for unfair or deceptive trade practices in the principal amount of $500,000, plus treble damages. We filed an answer to the complaint denying all material allegations. No trial date has been set and the ultimate resolution cannot be determined at this time.

     On April 18, 2005, as a result of the March 4, 2005 merger with CCI, three former shareholders of CCI notified CCI of their intentions to pursue their rights as provide for in Sections 92A.300 to 92A.500 of the Nevada Revised Statutes demanding cash payment for their shares. The aggregate demand for cash payment by the three former shareholders is less than $250,000. We believe the former shareholders claims are without merit and we intend to defend against this claim. To that end we have instituted an action on August 15, 2005 in Reno, Nevada, seeking to limit their claim to the fair market value of the CCI common stock held by them immediately before the merger.

     In July 2005 we notified our president, Ben Holcomb, of termination of his employment agreement. Shortly thereafter, Mr. Holcomb notified us of his intent to file a civil action against us for monetary damages he claims he is entitled to as a result of the termination of his contract. As of the date of this Annual Report, no such action has been filed.

     In July 2005 we notified our vice president for business development, Ed Acosta, of termination of his employment agreement. Shortly thereafter Mr. Acosta notified us of his intent to file a civil action against us for monetary damages he claims he is entitled to as a result of the termination of his contract. As of the date of this Annual Report, no such action has been filed.

     We are not engaged in any other litigation, and we are unaware of any other claims or complaints that could result in future litigation. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

-

-    None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since July 20, 2004, our common stock has been quoted on the OTC Bulletin Board under the symbol "CHYS.OB." Beginning in April 2002, until July 19, 2004, our symbol was "SBYI.OB." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                           HIGH    LOW
                          FISCAL 2004
                         QUARTER ENDED:
                         July 31, 2003
                        October 31, 2003   $2.50  $0.50
                        January 31, 2004   $0.70  $0.20
                         April 30, 2004    $1.50  $0.30

                          FISCAL 2005
                         QUARTER ENDED:
                         July 31, 2004     $1.40  $0.60
                        October 31, 2004   $1.50  $0.31
                        January 31, 2005   $1.75  $0.59
                         April 30, 2005    $0.80  $0.13

     We currently have 7,968,649 shares of our common stock outstanding. Our shares of common stock are held by approximately 425 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

RECENT SALES OF UNREGISTERED SECURITIES

     On June 25, 2004, each of Ms. Risher, Mr. Schmidt, Paul Ferandell, John Jordan, Bruce Caldwell, Jimmy Villalobos, Francis Zubrowski, and Ash Mascarenhas (each of such other persons, which may include Ms. Risher and Mr. Schmidt if the context requires, being sometimes collectively referred to herein as the "Consultants") executed a consulting agreement with us (the "Consulting Agreement"), which provides for payment in shares of our common stock following date of the Stock Purchase Agreement, as amended and restated, for services to be rendered to us by each of the Consultants. Each Consulting Agreement is for general business consulting and cannot be canceled other than pursuant to the applicable terms thereof. One-third of the shares of our common stock issued under each Consulting Agreement were securities registered under the Securities Act. One-third of such shares of our common stock issued pursuant to a Consulting Agreement are restricted in their resale under Rule 144 promulgated under the Securities Act ("Rule 144"), but possessing piggyback registration rights. The remaining one-third are restricted in their resale under Rule 144 and have no registration rights. Moreover, at no time will the number of shares of our common stock issued to a Consultant under a Consulting Agreement be in such an amount, that following the issuance of such shares such Consultant will own more than 9.9 percent of the issued and outstanding shares of our common stock


     Effective April 25, 2005, we issued to Frost Bank 400,000 shares of our Series B Preferred Stock. Each share of our Series B Preferred Stock is convertible into one share of our common stock. The holders of shares of our Series B Preferred Stock do not have voting rights on any matters submitted to the vote of our stockholders. The shares of the Series B Preferred Stock issued to Frost Bank bear a legend restricting their disposition, as required by the Securities Act of 1933, as amended (the "Act").

     We agreed to file a Registration Statement under the Act to cover the common stock issuable upon the conversion of the Series B Preferred Stock

     Effective April 29, 2005, we issued 250,000 shares of our common stock to CCI Associates, Ltd., a Texas limited partnership ("Associates"), pursuant to that certain Agreement and Contract for Sale between CCI Telecom, Inc., a Nevada corporation and a wholly-owned subsidiary of the Registrant and Associates. All of the common shares issued to Associates bear a legend restricting their disposition, as required by the Act.

     On June 6, 2005 the Company sold to Janet Risher 240,000 of the Companies common stock at an aggregate sale price of $50,000.

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

     Effective July 28, 2005, we issued to Frost Bank 500,000 shares of our Series C Preferred Stock. Each share of our Series C Preferred Stock is convertible into one share of our common stock. The holders of shares of the Series C Preferred Stock do not have voting rights on any matters submitted to the vote of the common stockholders. The shares of the Series C Preferred Stock issued Frost Bank bear a legend restricting their disposition, as required by the Act. We agreed to file a Registration Statement under the Act to cover the common stock issuable upon the conversion of the Series C Preferred stock.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                 SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                      (a)              (b)             (c)               (d)
---------------  --------------  ---------------  --------------  -----------------
                                                                       Maximum
                                                   Total number      number (or
                                                  of shares (or      approximate
                                                      units)      dollar value) of
                                                   purchased as      shares (or
                                                     part of       units) that may
                  Total number                       publicly          yet be
                 of shares (or    Average price     announced         purchased
                     units)         paid per         plans or      under the plans
Period             purchased     share (or unit)     programs        or programs
---------------  --------------  ---------------  --------------  -----------------
October 2004                -0-              -0-             -0-                -0-
November 2004               -0-              -0-             -0-                -0-
December 2004               -0-              -0-             -0-                -0-
                 --------------  ---------------  --------------  -----------------
Total                       -0-              -0-             -0-                -0-
                 ==============  ===============  ==============  =================


ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management's Discussion and Analysis and Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to Charys, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

     Charys Holding Company, Inc. operates as a holding company, with operating subsidiaries currently in the following business segments:

-    Telecommunication Infrastructure Service; and

-    General Business Support Services.

     Our business is more fully described in "Description of Business - Business" in Item 1 of this Annual Report.

     Plan of Operations. Our proposed plan of operations for the next 12 months is to further develop our business plan in order to achieve continued profitability, and improve the availability of working capital. We have identified the following steps in order to accomplish the plan:

- First, we must increasing revenues at all operating subsidiaries, while at the same time maintaining or improving gross margins in the process.

- Second, we must control and in some cases reduce general and administrative expenses while growing our business.

- Third, we must find additional sources of working capital, through both debt and equity transactions, to fund our day to day operations as well as acquisitions.

- Fourth, we must acquire companies that fit our Business Strategy and Acquisition Model, which is more fully described in Item 1 of this Annual Report.

     Need for Additional Employees. If our operations continue to grow as expected:

-    We need to continue to develop our management team;

- At certain points in our development we will need to hire additional employees at various levels of responsibility; and

- Acquire companies with capable management in place and willing to become part of the Charys team.

     Otherwise, we do not expect any significant change in the number of our employees.

     Profitability. Profitability is directly dependent upon our ability to manage the companies we acquire, and acquire companies consistent with our Business Strategy and Acquisition Model, which is described in "Description of Business - Acquisition Model" in Item 1 of this Annual Report.

RESULTS OF OPERATIONS

     Comparison of consolidated results of operations for the years ended April 30, 2005 with April 30, 2004.

                               2005                     2004             $ Change     % Change
                     -----------------------  -------------------------  ----------  -----------
Revenues             $7,482,699       100.0%  $ 4,704,328        100.0%  $2,778,378        59.1%

Gross profit          1,876,102        25.1     1,477,630         31.4      398,472        27.0

Operating expenses    3,960,101        52.9     3,932,602         83.6       27,499         0.7

Other income          2,190,401        29.3        35,054          0.7    2,155,347      6148.6

Net earnings (loss)     106,402         1.4    (2,419,918)         N/M    2,526,320         N/M %

Net earnings (loss)
per share                  0.02                     (0.53)                     0.55         N/M %

     Revenues. Consolidated revenues increased by $2,778,378 or 59.1 percent to $7,482,699 in fiscal 2005, due mainly to the acquisition of CCI in March, 2005. The following table presents our revenues by segment of the years ended April 30, 2005 and 2004.

                             2005                       2004             $ Change     % Change
                   -----------------------  --------------------------  -----------  -----------
Telecommunication
Infrastructure
Service            $2,693,273        36.0%  $           0         -  %  $2,693,273          N/M%

General Business
Support Services    4,289,426        57.3       4,704,328       100.0     (414,902)        (8.8)

Other                 500,000         6.7               0           -      500,000          N/M
                   -----------------------  --------------------------  -----------

Total              $7,482,699       100.0%  $   4,704,328       100.0%  $2,778,371         59.1%
                   -----------------------  --------------------------  -----------

     Telecommunication Infrastructure Services revenues for the two month period ended April 30, 2005 for CCI. CCI was acquired on March 4, 2005.

     General Business Support Services decreased by $414,902 or 8.8 percent, to $4,289,426. Over all gross client billings for fiscal 2005 declined 12.4 percent when compared to fiscal 2004. This decline was due mainly to a net loss in clients during the period. Two clients accounted for 56.0 percent of the decline. However, existing client billings increased 12.3 percent during fiscal 2005 due mainly to the increase in the number of client employees and to a lesser extent to better pricing by PRG.

     Other revenues include fees paid to Charys in June, 2004 of $300,000 related to the sale of the property and in August, 2004 a $200,000 consulting fee. For additional details see the "Description of Business - Other Transactions" section in Item 1 of this Annual Report.

     Gross Profit. Consolidated gross profit increased by $398,472 or 27.01 percent to $1,876,102 in fiscal 2005 due to the acquisition of CCI on March 4, 2005 and the fee income received by Charys, which was offset by a decline in gross profit in the General Business Support Services. The General Business Support Services in fiscal 2005 experienced a net loss in clients during the period directly impacting gross profits.

     Operating Expenses. Consolidated operating expenses increased by $27,499 or 0.7 percent to $3,960,101 in fiscal 2005. The following table presents our operating expenses for the years ended April 30, 2005 and 2004.

                               2005                    2004            $ Change      % Change
                   -----------------------  -----------------------  ------------  -----------
General and
Administrative     $3,113,627        78.6%  $2,101,933        53.4%  $ 1,011,694         48.1%


Non-cash expenses
for services          698,057        17.6    1,766,665        44.9    (1,068,608)       (60.5)

Depreciation and
amortization          148,417         3.7       64,004         1.7        84,413        131.9
                   -----------------------  -----------------------  ------------

Total              $3,960,101       100.0%  $3,932,602       100.0%  $    27,499          0.7%
                   -----------------------  -----------------------  ------------

     General and administrative expenses increased by $1,011,694 or 48.1 percent to $3,113,627 in fiscal 2005. The increase in expenses is a result of the following:

- Increased expenses at the holding company level as a result of the increase in corporate activities during 2005 as compared to the general inactivity of the company in 2004.

- Increased expenses as a result of the CCI acquisition on March 4, 2005, and covers the two month period through April 30, 2005.

- A net decrease in expenses in General Business Support Services as a result certain cost reduction initiatives and reduced direct expenses impacted by lower revenues.

     Non-cash expenses for services decreased by $1,068,608 or 60.5 percent to $698,057 in fiscal 2005. The Company from time to time has issued stock to non-employee as compensation for services, and also has issue stock to certain consultants as is provided for in the Consulting Agreements, more fully in the "Description of Business - Change of Control" section in Item 1 of this Annual Report.

     Depreciation and amortization increased by $84,413 or 131.9 percent to $148,417 in fiscal 2005. The increased expenses as a result of the CCI acquisition on March 4, 2005, and covers the two month period through April 30, 2005.

     Other Income. Consolidated other income increased by $2,155,347 or 6,148.7 percent to $2,190,401 in fiscal 2005. The following table presents our other income for the years ended April 30, 2005 and 2004:

                          2005                  2004          $ Change     % Change
                   -------------------  -------------------  -----------  ----------
Gain on debt
retirement         $1,450,985    78.6%  $      0         -%  $1,450.985        N/M%

Gain on sale of
real estate           870,247    17.6          0         -      870,247        N/M

Interest expense     (166,259)   17.6    (18,102)     44.9     (148,157)    (818.5)

Other income, net      35,428     3.7     53,156       1.7      (17,728)      33.4
                   -------------------  -------------------  -----------

Total              $2,190,401   100.0%  $ 35,054     100.0%  $2,155,347   6,148.67%
                   -------------------  -------------------  -----------

     Gain on debt retirement in the amount of $1,450,985 in fiscal 2005 was a result of a transaction on April 26, 2005 whereby we entered into an agreement with Frost Bank relating to the restructuring of the credit facilities and the cancellation of a term note in the amount of $1,709,201 provided by Frost Bank to CCI. Pursuant to the agreement to restructure CCI's obligation to Frost Bank, we issued to Frost Bank 400,000 shares of our Series B preferred stock. All common stock warrants previously issued by CCI to Frost Bank were terminated. Also, Frost Bank extended the final maturity of the existing credit line for a period of six months from February 1, 2005. The transaction is described more fully in the "Description of Business - Acquisitions and Related Transactions" (Restructuring of Debt with The Frost National Bank) in Item 1 of this Annual Report.

     Gain on sale of real estate in the amount of $870,247 in fiscal 2005 was a result of transactions on April 29,

2005 whereby CCI acquired a property for the sole purpose of selling the property on that date. The transactions are described in the "Management's Discussion and Analysis - Acquisitions and Related Transactions" (Purchase of Real Estate and Sale and Leaseback of Real Estate) in Item 1 of this Annual Report.

     Interest expense increased by $148,157 or 818.5 percent to $166,259 in fiscal 2005. The increased expenses as a result of the CCI acquisition on March 4, 2005, and covers the two month period through April 30, 2005.

     Net Income. As a result of the factors described above, net income for fiscal 2005 was $106,402 as compared to a net loss of $2,419,918 in fiscal 2004. Net earrings per common share on 5.3 million basic shares was $0.02 and on 5.9 million diluted shares was $0.02, as compared to in fiscal 2004 net loss per common share on 4.2 million basic and diluted shares was $0.53. See "Management's Discussion and Analysis - Other Information" in Item 6 of this Annual Report for a reconciliation of EBITDA to Net Income.

LIQUIDITY AND CAPITAL RESOURCES

     The independent auditors' report on our April 30, 2005 financial statements included in this Annual Report states that our recurring losses raise substantial doubt about our ability to continue as a going concern. Our revenues are currently insufficient to cover our operating costs and expenses. To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated, we will be required to raise additional capital from outside investors and/or bank or mezzanine lenders. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There is no assurance that we will be successful in raising the funds required. In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions. Equity financing could result in additional dilution to our existing stockholders.

     We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     At April 30, 2005, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $4,717,622 as compared to a deficiency of $2,246,712 at April 30, 2004. The increased working capital deficiency of $2,470,910 is a result of the following:

- The acquisition of PRG and CCI, both of which have working capital deficiency at the date of acquisition.

-    Continued operating losses at PRG and ICS during fiscal 2005.

- Partly off setting the decline in working capital are gains from debt restructuring, gain on sale of real estate, and fee earned at the holding company level.

     During fiscal 2005, we increased our total debt outstanding to $5,421,215 from $406,601 at April 30, 2004. The increase in debt is a result of the following:

-    Advances from certain individuals including officers of $390,546.

-    Debt assumed in the PRG acquisition of $180,811.

- Note issued as consideration for the purchase of PRG plus accrued interest of $260,938.

- Debt assumed resulting from the CCI acquisition of $4,588,920, including $4,550,000 due Frost Bank. See "Description of Business - Recent Developments" (Retirement of Line of Credit with The Frost National Bank) in Item 6 of this Annual Report, which more fully describes the July 29, 2005 transaction with Frost Bank.

     Net Cash Used by Operating Actives. Net cash used by operating actives was $162,081 in fiscal 2005 as compared to $164,025 in fiscal 2004.

     Significant items impacting net cash used in operating were the issuance of stock for services of $698,058 and the net change in working capital asset of $1,191,688 resulting from the acquisition of CCI. The uses of cash were partly off set by income from debt retirement of $1,450,985 related to the Frost Bank debt restructuring and the gain on sale of real estate of $869,795.

     Net Cash Provided by Investing Activities. Net cash provided by investing actives was $837,383 in fiscal 2005 as compared to net cash used of $41,378 in fiscal 2004. Significant items impacting net cash provided by investing were the proceeds from the sale of real estate of $1,057,636, which was partly off set by the increase in non current assets of $212,923.

     Net cash Provided by Financing Activities. Net cash provided by financing actives was $410,762 in fiscal 2005 as compared to net cash used of $41,277 in fiscal 2004.

     The significant item impacting net cash provided by financing was net proceeds from short term borrowing of $440,129 principally in the form of advances from individuals.

CHANGE FROM DEVELOPMENT STAGE COMPANY STATUS

     Prior to the first quarter of fiscal year 2005, Charys and its predecessor were non-operational and engaged principally in reorganizing its corporate structure, developing its business model, seeking strategic acquisitions, developing a non-operational subsidiary, and effecting various agreements as described in its 2004 Annual Report on Form 10-KSB with the intent to generate future operating revenues. Accordingly, financial statements for all periods prior to May 1, 2004 had been presented as a development stage company, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." In the first quarter of fiscal year 2005, we commenced operations and exited the development stage by acquiring PRG, an operational subsidiary with significant business activity.

REVENUE RECOGNITION

     CCI Telecom, Inc. We generally charge for our services on a time and materials or fixed price basis. The majority of our revenues are from fixed-price contracts. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed. If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At April 30, 2005, we had $2,990,989 of unbilled cost and profits in excess of billings.

     Personnel Resources of Georgia, Inc. and Innovative Corporate Strategies, Inc. The gross billings that we charge our clients under our professional services agreement include each client employee's gross wages, employment taxes, a professional service fee and, to the extent elected by the clients, health and welfare benefit plan costs. Our professional service fee, which is primarily computed on a per employee basis, is intended to yield a profit to us and to cover the cost of human resource outsourcing services provided by us to the client, certain employment-related taxes and workers' compensation insurance coverage. The component of the professional service fee related to human resource outsourcing services varies according to the size and location of the client. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All of our charges are invoiced along with each periodic payroll delivered to the client. We account for our revenues using the accrual method of accounting. Under the accrual method of accounting, we recognize our revenues in the period in which the client employee performs work. We accrue revenues and unbilled receivables for service fees relating to work performed by client employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

     PRG reports revenues from service fees in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. PRG reports as revenues, on a gross basis, the total amount billed to clients for professional service fees, health and retirement plan fees, workers' compensation and unemployment insurance fees. PRG reports revenues on a gross basis for these fees because PRG is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. PRG reports revenues on a net basis for the amount billed to clients for employee salaries, wages and payroll-related taxes less amounts paid to client employees and taxing authorities for these salaries, wages and taxes.

INTANGIBLE ASSET VALUATION

     Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses financial accounting and reporting for acquired goodwill and other intangible assets. For purposes of goodwill impairment measurement, the Company is required to compare the fair value of the reporting unit with its carrying amount (net equity), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Recorded goodwill as of April 30, 2005 is entirely attributed to the acquisition of CCI in March 2005. Charys has determined that no impairment to goodwill is indicated as of April 30, 2005, and thus did not record an impairment charge for the year ended April 30, 2005. However, Charys is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts.

ACCOUNTING FOR INCOME TAXES

     As part of the process of preparing our consolidated financial statements an estimate for income taxes is required for each of the jurisdictions in which we operate. This process requires estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event the actual results differ from these estimates, we may need to increase or decrease the valuation allowance, which could have a material impact on the financial position and results of operations.

     Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets.

ACCOUNTING FOR ACQUISITIONS

     Charys acquired all outstanding shares of PRG from Billy V. Ray, Jr., our controlling stockholder and chief executive officers. Due to the common control and absence of non-controlling minority interests in PRG, the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 "Business Combinations," and not as a purchase. Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity Charys recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity PRG, and not at fair value in the case where the purchase method of accounting applies. As required by SFAS No.141, the accompanying financial statements are presented as if the transfer had occurred at the beginning of all periods.

STOCK-BASED COMPENSATION

     Charys has adopted Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), Accounting for Stock Based Compensation, and SFAS No. 148, as amended, and elected to use the intrinsic value method in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the consolidated financial statements for this plan.

RECENT DEVELOPMENTS

     Developments since April 30, 2005 are as follows:

     Chief Operating Officer Departs. Effective July 22, 2005 Benjamin F. Holcomb employed as the president and chief operating officer of Charys was terminated. As of the date of this Annual Report, Charys has not yet appointed a new president and/or chief operating officer.

     Established line of Credit with CAPCO Financial Company. On July 28, 2005 Charys through it subsidiary CCI entered into an asset base financing agreement to provide up to $5 million of working capital. The finance agreement provides for CAPCO to advance funds based on eligible accounts receivables at a rate of 85 percent. For purposes of this agreement eligible receivables are all invoices that are 90 days or less from invoice date. The initial term of this agreement is 12 months and has an interest rate of prime plus six percent. CAPCO also received a seven year warrant to purchase up to 862,069 shares of our common stock at $0.29 per share.

     The initial availably for this facility was $2.6 million, used principally to pay off Frost Bank (as described below) and general working capital purposes.

     Retirement of Line of Credit with The Frost National Bank. On July 29, 2005, pursuant to the April 28, 2005 agreement with The Frost Bank we did the following:

-    We delivered to Frost Bank a cash payment of $2,500,000.

- We executed a promissory note in favor of Frost Bank in the amount of $300,000 paying interest at 12 percent per annum, maturing 13 months after being issued.

- We also executed a promissory note in favor of Frost Bank in the amount of $100,000 paying interest at 12 percent per annum, maturing 6 months after being issued.

- We issued to Frost Bank 500,000 shares of our Series C preferred stock. Each share of the Series C preferred stock is convertible into one share of our common stock. The holders of shares of the Series C preferred stock do not have voting rights on any matters submitted to the vote of our stockholders. The shares of the Series C preferred stock issued to Frost Bank bear a legend restricting their disposition, as required by the Securities Act. However, we have agreed to file a registration statement under the Securities Act to cover our common stock issuable upon the conversion of the Series C preferred stock.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations as of April 30, 2005:

                                              PAYMENT DUE BY PERIOD
                                    --------------------------------------------
     OBLIGATIONS          TOTAL      1 YEAR   2-3 YEARS   4-5 YEARS    5+ YEARS
     -----------------  ----------  --------  ----------  ----------  ----------
     Capital Leases     $   15,409  $ 15,409  $        -  $        -  $        -
     Operating Lease     3,657,349   883,185   1,081,206     532,978   1,159,980
     Long term debt        274,758         -     274,758           -           -
                        --------------------------------------------------------
     Total obligations  $3,947,516  $898,594  $1,355,964  $  532,978  $1,159,980
                        --------------------------------------------------------

     Other Contingent Payments. Charys has entered into certain earn-out agreements as part of the consideration in each of the acquisitions to date. The earn-out payout is typically based on our future EBITDA and/or revenues. See "Description of Business - Acquisitions and Related Transactions" section in
Item 1 of this Annual Report, which more fully describes the earn-out payout for each acquisition to date.

     As of April 30, 2005 the maximum earn-out payable is $19.1 million payable over the next two years should each of the companies achieve the maximum results as provided for in the earn-out agreements.

     As of April 30, 2005, we estimate our total liability under each of the earn-out agreements to be $2,679,180. This estimate is based on the current and estimated performance of each of the companies.

     Make Whole Provision. Charys has entered into certain make whole agreements as part of the consideration in each of the acquisitions to date. The make whole adjustment typically is effective when the Charys common stock, issued as part of a transaction, trades at a price less than $4.00 at a point in time typically two years from the effective date. At such time additional shares and/or cash, at Charys sole discretion, will be delivered to the holder of the shares. Typically, the make whole adjustment will not apply if the average market price per share for the Charys common stock for the 20 trading days ending on the date which is 24 months from the effective date is equal to or greater than $4.00 per share, or the average market price per share for the Charys common stock for any 20 consecutive trading days during the period commencing after the effective date or greater than $4.25 per share. Under either circumstance, the shares of the Charys common stock issued at the effective date would not be adjusted. Otherwise, the Make Whole Calculation will apply. See "Description of Business - Acquisitions and Related Transactions" in Item 1 of this Annual Report, which more fully describes the make whole adjustment for each acquisition to date.

     Capital Expenditures Commitments. As of the date of this Annual Report, Charys does not have any material capital expenditures commitments.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

OTHER INFORMATION

     Our consolidated earnings before interest, taxes, depreciation and amortization ("EDITDA") for the fiscal years ended April 30, 2005 and April 30, 2004 are presented in the table below and reconciled to our net earnings (loss). EBITDA is presented, because it is a widely accepted financial performance indicator. It is also the bases on which certain of our compensation plans are based. EBITDA is not a term that has a specific meaning in accordance with GAAP and may be calculated differently by others. EBITDA should not be considered in isolation, as a substitute for earnings from operations or cash flow data calculated in accordance with GAAP, or as a measure of a company's profitability or liquidity.

                         2005           2004       $ Change    % Change
                     -------------  ------------  ----------  ----------
Net earnings (loss)  $     106,402  $(2,419,918)  $2,526,320        N/M%

Income tax                       0            0            -          -

Interest expense           166,259       18,102      148,157      818.5

Depreciation and
Amortization               148,417       64,004       84,413       33.4
                     -------------  ------------  ----------
EBITDA               $     421,078  $(2,337,812)  $2,758,890        N/M%
                     -------------  ------------  ----------

     EBITDA increased by $2,758,890 in fiscal 2005 as compared to fiscal 2004, primarily due to the transactions related to the gain on the retirement of debt and the sale of real estate, and the reduction of non-cash expenses for services; partially offset operating losses and increased expenses at the holding company level.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F/S-1 through F/S-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 28, 2005, we dismissed our independent auditor, Malone & Bailey, P.C., Certified Public Accountants ("Malone & Bailey"). The decision to dismiss Malone & Bailey was recommended by our board of directors. We had engaged Malone & Bailey on April 13, 2004 as our independent accountants to report on our balance sheet as of as of April 30, 2004, and the related combined statements of income, stockholders' equity and cash flows for the years then ended.

     Malone & Bailey's reports on our financial statements for the year ended April 30, 2004 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Malone & Bailey's reports on our Form 10-KSB for the year ended April 30, 2004 raised substantial doubt about our ability to continue as a going concern.

     There were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Malone & Bailey's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with Malone & Bailey's report.

     On April 28, 2005, we engaged Miller, Ray, Houser & Stewart, LLP ("MRH&S") as our independent accountants to report on our balance sheet as of April 30, 2005, and the related combined statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint MRH&S was approved by our board of directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of MRH&S, neither we nor anyone on our behalf consulted with MRH&S regarding either the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a "disagreement" or a "reportable event."

     We provided the former accountants with a copy of our Current Report on Form 8-K before its filing with the SEC. We requested the former accountants to furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us in our Current Report and, if not, stating the respects in which they did not agree. We filed the former accountants' letter as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 6, 2005.

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

ITEM 8B.     OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     Our directors and executive officers are:

NAME                 AGE               POSITION               CLASS  DIRECTOR SINCE
-------------------  ---  ----------------------------------  -----  --------------
Billy V. Ray, Jr.     47  Chairman, Chief Executive Officer,    C         2004
                               Secretary, and Director
Raymond J. Smith      53       Chief Financial Officer         N/A        N/A
Richard Mangiarelli   61              Director                  C         2004
John Jordan           66              Director                  C         2004
H. Alec McLarty       60              Director                  B         2004
Neil L. Underwood     36              Director                  B         2004
David S. Gergacz      56              Director                  B         2004
Michael Oyster        48              Director                  A         2004
Catherine B. McKee    58              Director                  B         2004
Gisle Larsen          48              Director                  A         2004
Dennis C. Hayes       55              Director                  A         2004

     The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. The number of the directors may be fixed from time to time by resolution duly passed by our board. Our board is now classified, or staggered with the directors serving one to three year terms. Messrs. Ray, Mangiarelli and Jordan are Class C directors and each will serve a three year term. Messrs. McLarty, Underwood, Gergacz and Ms. McKee are Class B directors and each will serve a two year term. Messrs. Larsen, Oyster and Hayes are Class A directors and each will serve a one year term.

     Each director will hold office for the term for which elected, and until his successor is elected and qualified, or until his earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually. There are no family relationships among the directors and officers of Charys.

     We may employ additional management personnel, as our board of directors deems necessary. Charys has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

     A description of the business experience during the past several years for each of the directors and executive officers of Charys is set forth below.

     Billy V. Ray, Jr. served as our president from December 2003 until June 25, 2004 when he was elected chairman of the board. From September 2003 until the present, Mr. Ray served as chief executive officer of Flagship Holdings, Inc. a single purpose corporation organized to function as an Insurance Holding Company. From January 2004 until June, 2005, Mr. Ray served as vice president of Realm National Insurance Company and was on the board of directors of Realm. From October 2001 until November 2003, he served as chief financial officer of Patton Management Group, Inc. From December 2000 until October 2001, Mr. Ray was executive vice president of mergers and acquisitions for Bracknell Corporation, Inc., a publicly traded company. From January 1997 to December 2000, he was chairman, chief executive officer, chief financial officer, and consultant of Able Telcom Holding Corporation, Inc., a publicly traded company. From 1995 to 1997, he was the president and founder of Ten-Ray Utility Construction, Inc., a utility construction company, which operated primarily in Colorado, Oklahoma and Washington, DC, as a contractor and consultant on cost-plus projects for Alcatel North America and Lockheed Information Systems. Mr. Ray also served from 1990 to 1992 as a member of the board of directors and as a member of the Audit Committee and the Insurance and Profit Sharing Plan Committee of Dycom Industries, Inc., a New York Stock Exchange publicly traded company. Mr. Ray has a B.A. in accounting from the University of North Carolina at Greensboro, and has been a certified public accountant since 1982.

     Raymond J. Smith was a financial consultant from 2000 until his election as our chief financial officer on June 25, 2004. From 1997 to 2000, Mr. Smith was chief financial officer for Professional Sports Car Racing, Inc. in Tampa, Florida. From 1993 until 1997, he was chief financial officer for WinterBrook Beverage Group, Inc. in Bellevue, Washington. From 1985 until 1993, he was vice president of finance for National Beverage Corp., a publicly traded company, in Ft. Lauderdale, Florida. From 1979 until 1985, he was the controller of Burnup & Sims, Inc., a publicly traded company, in Ft. Lauderdale, Florida. Mr. Smith has a B.S. in accounting from Philadelphia University and an MBA in finance from Temple University.

     Richard Mangiarelli served as our president from December 5, 2003 until June 25, 2004. He was appointed to the board of directors of ARS Networks, Inc., a publicly traded company, in February 2003. He has served as president, chief executive officer and director of Cybertel Capital Corp., a publicly traded company, since 1996 until present. From 1985 until 1993, Mr. Mangiarelli served as president and director of United States Alternate Energy Corporation, a publicly traded company, and from 1981 until 1985, as president and director of Dynasty Resources, a publicly traded company. Prior to entering business, Mr. Mangiarelli served in the United States Marine Corps. Mr. Mangiarelli served as a platoon commander, company commander, battalion commander, regimental commander, and retired from the Marine Corps with the rank of colonel. Mr. Mangiarelli received a bachelor's degree from the University of Connecticut and a Masters degree in business administration from Pepperdine University. While in the Marine Corps, Mr. Mangiarelli graduated from the Amphibious Warfare Course, Staff and Command College and the Naval War College.

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

     H. Alec McLarty from 1996 until 2001 was chief executive officer of Clarion Resources Communications Corp. From 1999 until 2002, Mr. McLarty was a director of Abel Telecom Holding Inc., a publicly traded company. Mr. McLarty has served in various capacities from chief operating officer to chairman of the board of three major textile companies, manufacturing socks and pantyhose. He entered the telecom industry in 1987 and founded his first telecommunications company, U. S. Telnetics Inc., which was subsequently sold to Resurqens Communication Corp. Mr. McLarty has founded several other telecom companies and served as chief executive officer and chairman of each, the latter one in 1993 being a joint venture with Telenor (the telephone company in Norway) as the majority stockholder. This venture established offices in Atlanta, New York, Los Angeles and Miami for domestic operations while establishing international companies with offices in Oslo, Luxembourg, London, Rome, Karachi, Hong Kong, and Kuala Lumpur. During the last 10 years, Mr. McLarty served as a director of several public companies, with responsibilities ranging from chairman of the board to chairman of the audit committee to chairman of the compensation committee. Mr. McLarty is a graduate of the University of Georgia, with a B.A. in political science.

     Neil L. Underwood currently serves as vice president of sales for S1 Corporation ("S1"), a publicly traded company. Mr. Underwood has been with S1 since 1991. While working at S1, Mr. Underwood continues to develop Underwood Ventures, LLC, an 11 year-old real estate holding company focusing on commercial and residential real estate in the Atlanta market. Additionally, Mr. Underwood is a principle in Underwood Ventures, a real estate holding company, and a partner in HF Development, a land development company. Mr. Underwood is a certified cash manager. He is an honors graduate of Georgia Institute of Technology, with a B.S. in industrial engineering.

     David S. Gergacz has more than 30 years of experience in the communications, computer hardware, and software industries. Mr. Gergacz who is currently chairman of Signature Investments, has held a number of senior executive positions that include chairman and chief executive officer of Brite Voice Systems (now Intervoice - Brite) from 1996 through 2000, chief executive officer of Cincinnati Bell Telephone from 1995 through 1996, chief executive officer of Rogers Cantel, Canada's largest wireless communications company from 1993 through 1995, and vice chairman of Unitel, (now AT&T Canada) from 1993 through 1995, chief executive officer of Boston Technology (now Comverse) from 1991 through 1993, and president of Network Systems at Sprint from 1984 to

1991. He also held various management positions at Bell Labs, AT&T and Nynex. Mr. Gergacz has a B.S. from Purdue University, and is a member of Phi Beta Kappa.

     Michael Oyster has more than 25 years of experience in the communications, computer hardware and software industries. Since 2003, Mr. Oyster has been president and chief operating officer of Zoetics LLC. From 1999 through 2001, he held several positions including president at the Fusion companies. From 1998 through 1999, he was president of Network Plus, Inc. Mr. Oyster has a B.A. in liberal arts from Olivet College and an M.S. in management from Purdue University.

     Catherine B. McKee currently serves as senior vice president and director at General Dynamics C4 Systems. Ms. McKee has been with General Dynamics since 2001. From 1977 through 2001, she was employed by Motorola and held various positions as senior vice president of business services, and corporate vice president of quality and administration. Ms. McKee has a B. S. in chemistry from the College of St. Elizabeth, is a graduate of the Arizona State University College Management Institute and is a fellow of the Kaiser Institute of Innovation and Intuition.

     Gisle Larsen since 2004 has been the chief executive officer of iPhone, an international telecom operator in Scandinavia. Prior to his service with iPhone, from 2002 until 2004, Mr. Larsen was a director of business development at n-Tel Communications Ltd., Dubai, United Arab Emirates. Mr. Larsen has 15 years of executive management level experience within the IT and telecommunications industries including two years from 2000 until 200_ as chief executive officer for iOnosphere Asia & Middle East Ltd, a company developing a regional telecom solutions presence in Asia, Africa and the Middle East. Prior to that assignment, Mr. Larsen served for four years with Telenor International as director of international markets from 1996 until 1998, and director of business development from 1998 until 2000, during which time he was responsible for the establishment of wholesale telecom businesses in nine countries. Before 1996, he worked with IBM, a publicly traded company. and with BEST Decision Support Ltd., which he co-founded. Mr. Larsen has an MBA from the Norwegian School of Management.

     Dennis C. Hayes founded and continues to provide leadership for an Internet industry trade association, which works closely with the United States Congress, the FCC and other parts of the government to protect the interests of the Internet industry through legislative initiatives and advocacy. Mr. Hayes is the former chairman, president and chief executive officer of Hayes Microcomputer Products, Inc., which he founded, grew and provided executive leadership from a start up to a global company reaching revenues in excess of $240 million annually, with more than 1,500 employees. Mr. Hayes was inducted into the Technology Hall of Fame in 2004 as a direct result of his contributions to the industry.

OTHER SIGNIFICANT EMPLOYEES

     We have several significant management employees of our wholly-owned subsidiaries. A description of the business experience during the past several years for each of the executive officers is set forth below.

     CCI Telecom, Inc.

     Michael J. Novak founded CCI in 1980 and has been its chief executive officer and chairman since that time. Mr. Novak has a B.A. in business administration from St. Mary's University.

     Jimmy R. Taylor held various positions with Crown Castle International, Inc. and its subsidiaries including vice president/general manager, vice president business development and president of Spectrum Site Management from 1997 until his election as CCI executive vice president in August, 2003. Mr. Taylor has a B.S. in business administration from The University of Texas.

     F. Dale Ponder joined CCI in 1987 and has held various positions in sale, marketing and operations at CCI. In July, 2001 Mr. Ponder was elected chief operating officer.

     Roger J. Benavides was employed as vice president and general manager at Westcott Communication, Inc. from 1988 until his election as vice president and chief financial officer of CCI in April, 1995. From 1984 to 1985,

Mr. Benavides was employed by American Century Corporation a public traded company, as the chief financial officer. From 1973 through 1984 Mr. Benavides was employed by Ernst & Whinney (now Ernst & Young) in various positions including senior audit manager. Mr. Benavides has B. S. in Accounting from University of Texas at Austin, and is a certified public accountant.

     Personnel Resources of Georgia, Inc.

     Lee C. Yarborough has been employed by PRG or its predecessor since 1996 as president. Prior to his employment by PRG, Ms. Yarborough was employed by Modern Employers of South Carolina as a revenue representative from 1994 through 1996. Ms. Yarbrough has B.A. in history from Vanderbilt University, and is a licensed life and health insurance agent in South Carolina.

     Braxton M. Cutchin III has been employed by PRG or its predecessor since 1996 as vice president of sales and marketing. He has a B.A. in business administration and economics from Wofford College.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee which will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. The members of the committee are H. Alec McLarty as chairman, Neil Underwood, and Gisle Larsen. We have adopted a charter for the compensation committee, a copy of which is attached to this Annual Report as an exhibit.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. The members of the committee are Richard Mangiarelli as chairman, David S. Gergacz, and Michael Oyster. We have adopted a charter for the audit committee.

     Nominating Committee. Our board of directors has created a nominating committee which will exercise the power and authority to recommend the appropriate size and composition of the board, nominees for election to the board, and nominees for election to the committees. The members of the committee are Michael Oyster as chairman, John Jordan, and Dennis C. Hayes. We have adopted a charter for the nominating committee.

     Executive Committee. Our board of directors has created an executive committee which will exercise all the powers and authority of the board between regular or special meetings of the board in the management of our business and affairs, except to the extent limited by Delaware law. The members of the committee are Billy V. Ray, Jr., H. Alec McLarty, Catherine B. McKee and David
S. Gergacz. We have adopted an executive charter for the executive committee.

     Finance Committee. Our board of directors has created a finance committee which will exercise all the powers and authority to approve on behalf of the Board of Directors, any and all strategies, plans, policies and actions related to corporate finance. The members of the committee are Neil Underwood, as chairman, John Jordan,

Catherine B. McKee and Dennis C. Hayes. We have adopted a charter for the finance committee.

     Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

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

DIRECTORS COMPENSATION

     It is the policy of the board that compensation for independent directors should be equity-based. Employee directors are not paid for board service. Each non-employee director receives a fee for attending each meeting, $2,000 in person or $1,000 telephonic attendance, plus reasonable travel fees. In addition, non-employee directors may receive Project Fees of $250 per hour and certain deal fees, which include an hourly fee to be approved by the board of directors for time spent on negotiations and/or due diligence, plus an introduction fee of two percent or a management fee (when the non-employee director plays a key role in the acquisition and negotiation process) of five percent of the purchase price to be paid in our stock, or if elected by the director stock, note and cash in the same proportion as paid to the seller. Also, non-employee directors will receive stock grants and options. For the director's initial term, the director will receive 20,000 shares of our common stock and an option to purchase 100,000 shares, and will receive the same for each successive term of service. Upon resignation or failing to be re-elected the director will receive an additional 50,000 shares of our common stock.

     On July 14, 2004 the board of directors amended the compensation plan for independent directors to include a funding fee. Whereupon should an independent director arranges a source of financing and the transaction actually get funded, the director would receive a fee equal to three percent of the funding received by Charys.

ITEM  10.   EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The compensation program for executives at the Company consists of three key elements:

-    A base salary

-    A performance bonus; and

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

SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Charys Holding Company, Inc. and our subsidiaries:

                                       ANNUAL COMPENSATION               LONG TERM COMPENSATION
                               --------------------------------------------------------------------
                                                                        AWARDS             PAYOUTS
                                                              -------------------------------------
                                                                             SECURITIES
                                                               RESTRICTED    UNDERLYING
NAME AND PRINCIPAL     FISCAL                   OTHER ANNUAL     STOCK      OPTIONS/SARS     LTIP      ALL OTHER
    POSITION            YEAR   SALARY   BONUS   COMPENSATION     AWARD(S)         (#)       PAYOUTS   COMPENSATION
------------------------------------------------------------------------------------------------------------------
Billy V. Ray, Jr.,      2005  $ -0-    $ -0-   $    -0-       $   -0-            -0-       $ -0-     $    -0-
CEO, Secretary and      2004  $ -0-    $ -0-   $    -0-       $   -0-            -0-       $ -0-     $    -0-
Director (1)            2003    N/A      N/A        N/A           N/A            N/A         N/A          N/A

Raymond J. Smith,       2005  $ -0-    $ -0-   $    -0-       $   -0-          450,000     $ -0-     $    -0-
CFO (2)                 2004  $ -0-    $ -0-   $    -0-       $   -0-          150,000     $ -0-     $    -0-
                        2003    N/A      N/A        N/A           N/A            N/A         N/A          N/A

Benjamin F. Holcomb     2005  $ -0-    $ -0-   $    -0-       $   -0-          300,000     $ -0-     $    -0-
COO and President       2004  $ -0-    $ -0-   $    -0-       $   -0-          300,000     $ -0-     $    -0-
(3)(4)                  2003    N/A      N/A        N/A           N/A            N/A         N/A          N/A

(1) Mr. Ray's management contract commenced in 2004 and includes an automobile allowance of $500 per month.
(2) Mr. Smith's management contract commenced in 2004 and includes an automobile allowance of $500 per month.
(3) Mr. Holcomb's management contract commenced in 2004 and includes an automobile allowance of $500 per month.
(4)  Mr. Holcomb's employment was terminated effective July 22, 2005.

EMPLOYMENT AGREEMENTS

     On June 15, 2004 Billy V. Ray, Jr., Ben Holcomb, and Raymond J. Smith executed employment agreements with us, copies of which are filed as exhibits with this Annual Report. On June 25, 2004 at a Special Meeting of Directors, the full board approved the employment agreements for Messrs. Ray, Holcomb, and Smith. Each agreement terminates on November 30, 2006, subject to an automatic renewal provision. In addition, in March, 2005 we have executed employment agreements with officers of our wholly-owned subsidiary CCI, Michael J. Novak, Jimmy J. Taylor, F. Dale Ponder and Roger J. Benavides. The basic terms of each agreement are as follows:

- Pursuant to the terms of Mr. Ray's agreement with us, Mr. Ray serves as our chief executive officer. Mr. Ray's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Ray receives a base salary which varies according to the levels of our revenue and is set forth in Appendix A to Mr. Ray's employment agreement. Mr. Ray is eligible to receive a bonus, car allowance and other benefits in addition to his base salary.

- Pursuant to the terms of Mr. Holcomb's agreement with us, Mr. Holcomb served as our president and chief operating officer. Mr. Holcomb's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Holcomb receives a base salary which varies according to the levels of our revenue and is set forth in Appendix A to Mr. Holcomb's employment agreement. Mr. Holcomb is eligible to receive a bonus, car allowance and other benefits in addition to his base salary. As part of his compensation pursuant to the employment agreement, Mr. Holcomb also received an option to purchase 300,000 shares of our common stock. Mr. Holcomb's employment was terminated effective July 22, 2005.

- Pursuant to the terms of Mr. Smith's agreement with the company, Mr. Smith serves as our vice president and chief financial officer. Mr. Smith's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Smith receives a base salary which varies according to the levels of our revenue and is set forth in Appendix A to Mr. Smith's employment agreement. Mr. Smith is eligible to receive a bonus, car allowance and other benefits in addition to his base salary. As part of his compensation pursuant to the employment agreement, Mr. Smith also received an option to purchase 150,000 shares of our common stock as part of his agreement.

- Pursuant to the terms of Mr. Novak's agreement with CCI, Mr. Novak serves as CCI's chief executive officer. Mr. Novak's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Novak receives an annual base salary of $175,000. Mr. Novak is eligible to receive a bonus per the "2005 and 2006 Bonus Plan" and the "Special Merger Bonus Plan," car allowance and other benefits in addition to his base salary.

- Pursuant to the terms of Mr. Taylor's agreement with CCI, Mr. Taylor serves as executive vice president of CCI. Mr. Taylor's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Taylor receives a annual base salary of $150,000. Mr. Taylor is eligible to receive a bonus per the "2005 and 2006 Bonus Plan", car allowance and other benefits in addition to his base salary.

- Pursuant to the terms of Mr. Ponder's agreement with CCI, Mr. Ponder serves as CCI's chief operating officer. Mr. Ponder's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Ponder receives a annual base salary of $110,500. Mr. Ponder6 is eligible to receive a bonus per the "2005 and 2006 Bonus Plan", car allowance and other benefits in addition to his base salary.

- Pursuant to the terms of Mr. Benavides' agreement with CCI, Mr. Benavides serves as CCI's chief financial officer. Mr. Benavides' agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Benavides receives a annual base salary of $110,500. Mr. Benavides is eligible to receive a bonus per the "2005 and 2006 Bonus Plan" and the "Special Merger Bonus Plan", car allowance and other benefits in addition to his base salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


EQUITY  COMPENSATION  PLAN  INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All compensation plans previously approved by security holders; and

-    All compensation plans not previously approved by security holders.

      PLAN CATEGORY              NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE EXERCISE     NUMBER OF SECURITIES REMAINING
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING OPTIONS,    AVAILABLE FOR FUTURE ISSUANCE
                               OUTSTANDING OPTIONS, WARRANTS         WARRANTS AND RIGHTS           UNDER EQUITY COMPENSATION
                                         AND RIGHTS                          (B)                   PLANS (EXCLUDING SECURITIES
                                            (A)                                                     REFLECTED IN COLUMN (A))
                                                                                                              (C)
-----------------------------  ------------------------------  -------------------------------  -------------------------------
Equity compensation plans
approved by security holders                              -0-                              N/A                              N/A
Equity compensation plans not
approved by security holders                       1,216,664  $                           1.27                              -0-

Total                                              1,216,664  $                           1.27                              -0-


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Annual Report, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                            COMMON STOCK
                                                            BENEFICIALLY           PREFERRED STOCK BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       OWNED(2)                        OWNED(2)
--------------------------------------------------  ------------------------------  ------------------------------
                                                       NUMBER          PERCENT         NUMBER          PERCENT
                                                    -------------  ---------------  -------------  ---------------
Billy V. Ray, Jr. (3). . . . . . . . . . . . . . .      2,185,150             27.4      1,000,000             71.4
Benjamin F. Holcomb.(8). . . . . . . . . . . . . .            -0-              -0-            -0-              -0-
Raymond J. Smith . . . . . . . . . . . . . . . . .            -0-              -0-            -0-              -0-
Edward Acosta.(9). . . . . . . . . . . . . . . . .            100                *            -0-              -0-
Richard Mangiarelli (4). . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
John Jordan. . . . . . . . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
Alec McLarty . . . . . . . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
Neil L. Underwood. . . . . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
David S. Gergacz . . . . . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
Michael Oyster . . . . . . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
Catherine B. McKee . . . . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
Gisle Larsen . . . . . . . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
Dennis C. Hayes. . . . . . . . . . . . . . . . . .         20,000              0.8            -0-              -0-
                                                    -------------  ---------------  -------------  ---------------
All directors and officers as a group (13 persons)      2,365,150             27.4      1,000,000             71.4
                                                    =============  ===============  =============  ===============
The Frost National Bank (5). . . . . . . . . . . .            -0-              -0-        400,000             28.6
                                                    =============  ===============  =============  ===============
Janet Risher (4)(6). . . . . . . . . . . . . . . .        687,332              8.6            -0-              -0-
                                                    =============  ===============  =============  ===============
Richard Schmidt (7). . . . . . . . . . . . . . . .        687,332              8.6            -0-              -0-
                                                    =============  ===============  =============  ===============

_____________
*     Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Charys Holding Company, Inc., 1117 Perimeter Center West, Suite N415, Atlanta, Georgia 30338. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC.
(3) Pursuant to the Amended and Restated Stock Purchase Agreement, Mr. Ray has the right to acquire an additional 2,237,222 shares of our common stock.
(4) The wife of Mr. Mangiarelli, Janet Risher, has the right to acquire 400,000 shares of our common stock under Consulting Agreements under the Stock Purchase Agreement.
(5) The Frost National Bank acquired 400,000 shares of our Series B preferred stock on April 28, 2006 and acquired an additional 500,000 shares of our Series C preferred stock on July 29, 2005; in connection with an agreement with Frost Bank relating to the restructuring of the credit facilities provided by Frost Bank to CCI Telecom dated March 11, 2005The preferred shares do not have any voting rights. However, each share is convertible in one share of our common stock. Frost Bank has the right to demand registration of any shares of our common stock into which the preferred shares are converted. See Item 1, "Business." The address for The Frost National Bank is P.O. Box 1600, San Antonio, Texas 78296.
(6) Janet Risher acquired 687,332 shares of our common stock in connection with a Consulting Agreement dated February 27, 2004. Ms. Risher has the right to acquire an additional 312,668 shares of our common stock pursuant to the Consulting Agreement.
(7) Richard Schmidt acquired 687,332 shares of our common stock in connection with a Consulting Agreement dated February 27, 2004. Mr. Schmidt has the right to acquire an additional 312,668 shares of our common stock pursuant to the Consulting Agreement.
(8) Mr. Holcomb's employment as our President and Chief Operating Officer was terminated effective July 22, 2005. Mr. Holcomb owns options to purchase 300,000 shares of our common stock.
(9) Mr. Acosta's employment as our Vice President of Business Development was terminated effective July 22, 2005.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 27, 2004, we, and Janet Risher, Richard Schmidt, and Billy V. Ray, Jr. executed a Stock Purchase Agreement, whereby Ms. Risher and Mr. Schmidt agreed to sell all of their shares of our common stock and preferred stock to Mr. Ray. The Stock Purchase Agreement was amended and restated on May 25, 2004. See "Item 1 - Business" of this Annual Report.

     A significant customer of PRG is owned by an officer of PRG, who had acquired this company prior to the acquisition of PRG by Charys. Client billings with this customer were $4,711,000 and $5,295,802 for the years ended April 30, 2005 and 2004. Net revenues (billings net of payroll costs) were $681,018 and $764,189 for the years ended April 30, 2005 and 2004.

     PRG has a month-to-month operating lease for its office space with a PRG officer-employee, who was an owner of a predecessor company of PRG. Rent expense under the lease was $26,217 and $42,260 during the years ended April 30, 2005 and 2004.

     On March 4, 2005, as part of the CCI acquisition, Charys assumed the lease on CCI's headquarters facility held by CCI Associates. The chief executive officer of CCI has a controlling interest in CCI Associates. This relationship terminated upon our purchase of the property on April 29, 2005. Rent paid under this lease to CCI Associates during this period was $37,429.

ITEM 13.    EXHIBITS

EXHIBIT
-------
  NO.                                       IDENTIFICATION OF EXHIBIT
-------                                     -------------------------

2.1*     Plan and Agreement of Merger Between Spiderboy International, Inc. and Charys Holding Company, Inc.
         dated June 25, 2005 and filed with Definitive Proxy Statement dated June 11, 2004.
3.1*     Articles of Incorporation of Rogers Hardware and Lumber Company filed on February 11, 1959 with the
         State of Minnesota.
3.2*     Certificate of Restated Articles of Incorporation of Rogers Hardware and Lumber Company filed on
         December 10, 1968 with the State of Minnesota, changing the corporate name to Component Systems,
         Inc.
3.3*     Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc.
3.4*     Modification of Statutory Requirements or Amendments of Articles of Incorporation of Prestine, Inc.
         filed on April 23, 1968 with the State of Minnesota, changing the corporate name to High Country
         Ventures, Inc.
3.5*     Amendment of Articles of Incorporation of High Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc.
3.6**    Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Spiderboy International,
         Inc. filed on February 24, 2004 with the State of Minnesota.
3.8*     Certificate of Incorporation of Charys Holding Company, Inc. filed on April 16, 2004 with the State of
         Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
3.9*     Certificate of Amendment of Certificate of Incorporation of Charys Holding Company, Inc. filed on May
         21, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
3.10*    Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Charys Holding
         Company, Inc. filed on May 5, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
3.19*    Bylaws of Spiderboy.com, Inc.
3.20*    Certificate of Exchange filed on October 13, 2000 with the State of Minnesota whereby Spiderboy.com,
         Inc. became a wholly-owned subsidiary of High Country Ventures, Inc.
3.21*    Articles of Merger filed with the Delaware Secretary of State on June 30, 2004.


3.22*    Articles of Merger filed with the Minnesota Secretary of State on July 1, 2004.
4.1*     Certificate of Designation for Series B Preferred Stock, filed with the Secretary of State of Delaware on
         May 3, 2005.
4.2*     Certificate of Designation for Series C Preferred Stock, filed with the Secretary of State of Delaware on
         May 3, 2005
4.3*     Certificate of  Amendment  to the Certificate of Designation for Series B Preferred Stock, filed with the
         Secretary of State of Delaware effective July 25, 2005.
4.4*     Certificate of Amendment to the Certificate of Designation for Series C Preferred Stock, filed with the
         Secretary of State of Delaware effective July 25, 2005.
10.1*    Stock Purchase Agreement between Mark N. Pardo and Richard Mangiarelli and Richard Schmidt dated
         December 5, 2003 filed as an exhibit to Form 8-K on December 12, 2003.
10.2*    Promissory Note in the amount of $160,000 dated December 5, 2003, executed by Richard Mangiarelli,
         Richard Schmidt, and Spiderboy International, Inc., payable to the order of Mark N. Pardo filed as an exhibit to Form 8-K on December 12, 2003.
10.3*    Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy International, Inc., and
         Billy V. Ray, Jr., dated February 27, 2004 filed as an exhibit to Form 8-K on May 28, 2004.
10.4*    Amended and Restated Stock Purchase Agreement Janet Risher, Richard Schmidt, Spiderboy
         International, Inc., and Billy V. Ray, Jr., dated May 25, 2004 filed as an exhibit to Form 8-K/A on June 1,
         2004.
10.5*    Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2004 dated April 28, 2004 and filed with Definitive Proxy Statement dated June 11, 2004.
10.6*    Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
         Year 2004 dated April 28, 2004 and filed with Definitive Proxy Statement dated June 11, 2004.
10.7*    Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
         Inc., and Janet Risher dated February 27, 2004.
10.8*    Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
         Inc., and Richard Schmidt dated February 27, 2004.
10.9*    Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
         Inc., and Paul Ferandell dated February 27, 2004.
10.10*   Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
         Inc., and John Jordan dated February 27, 2004.
10.11*   Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
         Inc., and Bruce Caldwell dated February 27, 2004.
10.12*   Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
         Inc., and Jimmy Villalobos dated February 27, 2004.
10.13*   Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
         Inc., and Ash Mascarenhas, dated February 27, 2004.
10.14*   Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
         Inc., and Francis Zubrowski, dated February 27, 2004.
10.15*   Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
         International, Inc., and Janet Risher dated February 27, 2004.
10.16*   Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
         International, Inc., and Richard Schmidt dated February 27, 2004.
10.17*   Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
         International, Inc., and Paul Ferandell dated February 27, 2004.
10.18*   Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
         International, Inc., and John Jordan dated February 27, 2004.
10.19*   Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
         International, Inc., and Bruce Caldwell dated February 27, 2004.
10.20*   Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
         International, Inc., and Jimmy Villalobos dated February 27, 2004.
10.21*   Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
         International, Inc., and Ash Mascarenhas dated February 27, 2004.
10.22*   Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
         International, Inc., and Francis Zubrowski dated February 27, 2004.
10.23*   Stock Purchase Agreement Between Charys Holding Company, Inc., Robert G. Barrow, Jr. and Mark D.
         Andrizzi dated April 21, 2004.


10.25*   Charter of Compensation Committee dated April 28, 2004.
10.26*   Charter of Audit Committee dated April 28, 2004.
10.29*   Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Billy V. Ray.
10.30*   Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Ben Holcomb.
10.31*   Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Raymond J.
         Smith.
10.32*   Joint Venture Agreement dated May, 2004 between Ruby Belle, LLC, Ted C. Russell, and Charys
         Holding Company, Inc.
10.33*   Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc.
10.34*   Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company,
         Inc.
10.35*   Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
         Year 2004 dated July 19, 2004 filed as an exhibit to a registration statement on Form S-8 on July 29,
         2004.
10.36*   Agreement and Contract for Sale dated April 29, 2005, between CCI Telecom, Inc. and CCI Associates,
         Inc.
10.37*   Agreement dated April 25, 2005, between Frost Bank, Contemporary Constructors, Inc., CCI Telecom,
         Inc., CCI Integrated Solutions, Inc., Berkshire Wireless, Inc., Michael J. Novak and Charys Holding
         Company, Inc.
10.38*   Real Estate Contract of Sale dated April 29, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys
         Holding Company, Inc.
10.39*   Lease Contract dated May 1, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys Holding
         Company, Inc.
10.40*   Frost Registration Rights Agreement No.1 dated April 25, 2005, between The Frost National Bank and
         Charys Holding Company, Inc.
10.41*   Third Modification, Renewal and Extension Agreement between The Frost National Bank and
         Contemporary Constructors with respect to $2,177,083.45, dated January 1, 2005.
10.42*   Third Modification, Renewal and Extension Agreement between The Frost National Bank and
         Contemporary Constructors with respect to $6,500,000.00, dated February 1, 2005.
10.43*   Sixth Amendment to Business Loan Agreement between Contemporary Constructors and The Frost
         National Bank, dated February 1, 2005.
10.44*   Arbitration and Notice of Final Agreement between The Frost National Bank and Charys Holding
         Company, Inc., dated May 2, 2005.
10.45*   Guaranty Agreement between Frost Bank and Contemporary Constructors, Inc., dated July 28, 2005.
10.46*   Guaranty Agreement between Charys Holding Company, Inc., CCI and CAPCO, dated July 27, 2005.
10.47*   Guaranty Agreement between Frost Bank and CCI Telecom, Inc., dated July 28, 2005.
10.48*   Guaranty Agreement between Frost Bank and Berkshire Wireless, Inc., dated July 28, 2005.
10.49*   Guaranty Agreement between Frost Bank and CCI Integrated Solutions, Inc., dated July 28, 2005.
10.50*   Guaranty Agreement between Frost Bank and Michael J. Novak, dated July  28,  2005.
10.51*   Contract for Sale and Security Agreement between CCI Telecom, Inc. and CAPCO, dated July 18, 2005.
10.52*   Amendment No. 1 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
         CAPCO dated July 26, 2005.
10.53*   Amendment No. 2 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
         CAPCO, dated July 27, 2005.
10.54*   Promissory Note between Frost Bank and Charys Holding Company, Inc., dated July 28, 2005.
10.55*   Put Agreement between Michael J. Novak and Frost Bank, dated July 28, 2005.
10.56*   Arbitration and Notice of Final Agreement between Frost Bank and Charys Holding Company, Inc., dated
         July 28, 2005.
14**     Code of Ethics.
21**     Subsidiaries.
31.1**   Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**   Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**   Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.


32.2**   Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

___________
* Previously Filed
** Filed Herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2005 were $-0-.

     The aggregate fees billed by Miller, Ray, Houser & Stewart, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2005 were $65,000.

AUDIT-RELATED  FEES

     The aggregate audit-related fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2005 were $18,655.

     The aggregate audit-related fees billed Miller, Ray, Houser & Stewart, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2005 were $-0-.

ALL OTHER FEES

     There were no other fees billed by Malone & Bailey, PLLC or Miller, Ray, Houser & Stewart, LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHARYS HOLDING COMPANY, INC.


Date August 15, 2005
                                         By /s/ Billy V. Ray, Jr.
                                            --------------------------------
                                            Billy V, Ray, Jr.
                                            Chief Executive Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES




                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Charys Holding Company, Inc.
(F/k/a Spiderboy International, Inc.)

We have audited the consolidated balance sheets of Charys Holding Company, Inc. and subsidiaries (f/k/a Spiderboy International, Inc.) a Delaware corporation as of April 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charys Holding Company, Inc. and subsidiaries (f/k/a Spiderboy International, Inc.) as April 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company currently has a significant working capital deficit with a limited borrowing capacity. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


//s// MILLER RAY HOUSER & STEWART LLP

Atlanta, GA
July 20, 2005

                             Charys Holding Company, Inc.
                         (f/k/a Spiderboy International, Inc.)
                              Consolidated Balance Sheets

                                                                As of April 30,
                                                             2005            2004
                                                         -------------  --------------
                                                                          (Restated
                                                                         for combined
                                                                         companies -
                                                                           Note 6)
ASSETS

Current assets:
  Cash                                                   $  1,086,064   $           -
  Accounts receivables, net of allowance for doubtful
    accounts of $500,000 for 2005 and $0 for 2004           2,498,350         111,830
  Costs and estimated earnings in excess of billings on
    uncompleted contracts, net of reserves for contract
    losses of $300,000 for 2005                             2,990,989               -
  Other current assets                                        523,180         244,140
                                                         -------------  --------------
      Total current assets                                  7,098,583         355,970
                                                         -------------  --------------

Property and equipment:
  Equipment and vehicles                                      673,010         109,457
  Furniture and fixtures                                      118,353          75,621
  Leasehold improvements                                      130,566               -
  Less accumulated depreciation and amortization             (178,889)        (88,705)
                                                         -------------  --------------
    Property and equipment, net                               743,040          96,373
                                                         -------------  --------------

Other assets:
  Goodwill                                                  6,654,014               -
  Amortizable intangible assets, net of accumulated
    amortization of $43,000 at 2005                           129,000               -
  Other non-current assets                                    334,326           1,188
                                                         -------------  --------------
      Total other assets                                    7,117,340           1,188
                                                         -------------  --------------

            Total assets                                 $ 14,958,963   $     453,531
                                                         =============  ==============

See notes to consolidated financial statements.

                                Charys Holding Company, Inc.
                            (f/k/a Spiderboy International, Inc.)
                           Consolidated Balance Sheets (continued)

                                                                       As of April 30,
                                                                ----------------------------
                                                                    2005           2004
                                                                ------------  --------------
                                                                                (Restated
                                                                               for combined
                                                                               companies -
                                                                                 Note 6)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                              $ 3,801,936   $      29,189
  Accrued expenses                                                1,949,954       2,188,019
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                           394,678               -
  Line of credit obligation                                       4,550,000               -
  Short-term borrowings:
    Unrelated parties                                               254,000          88,383
    Related parties                                                 308,512          34,000
  Current portion of long-term debt - unrelated parties              33,945          18,951
                                                                ------------  --------------
    Total current liabilities                                    11,293,025       2,358,542

Long-term debt:
  Unrelated parties                                                  13,820          15,267
  Related parties                                                   260,938         250,000

Contingent acquisition liability                                  2,679,180               -
                                                                ------------  --------------

              Total liabilities                                  14,246,963       2,623,809
                                                                ------------  --------------

Stockholders' equity (deficit):
  Preferred stock; $0.001 par value; 5,000,000 shares
    authorized, 1,400,000 shares issued and outstanding:
      Series A                                                        1,000           1,000
      Series B                                                          400               -
  Common stock; $0.001 par value; 300,000,000 shares
    authorized, 7,968,649 issued and outstanding for 2005 and
    4,862,767 for 2004                                                7,969           4,863
  Additional paid-in capital                                      4,603,446       1,831,076
  Accumulated deficit                                            (3,900,815)     (4,007,217)
                                                                ------------  --------------
      Total shareholders' equity (deficit)                          712,000      (2,170,278)
                                                                ------------  --------------

            Total liabilities and shareholders' equity          $14,958,963   $     453,531
                                                                ============  ==============

See notes to consolidated financial statements.

                            Charys Holding Company, Inc.
                       (f/k/a Spiderboy International, Inc.)
                       Consolidated Statements of Operations

                                                           Years Ended April 30,
                                                       ----------------------------
                                                           2005           2004
                                                       ------------  --------------
                                                                       (Restated
                                                                      for combined
                                                                      companies -
                                                                        Note 6)
Net revenues                                           $ 7,482,699   $   4,704,328
Cost of revenues                                         5,606,597       3,226,698
                                                       ------------  --------------
  Gross profit                                           1,876,102       1,477,630
                                                       ------------  --------------

Operating expenses:
  General and administrative                             3,811,684       3,868,598
  Depreciation and amortization                            148,417          64,004
                                                       ------------  --------------
    Total operating expenses                             3,960,101       3,932,602
                                                       ------------  --------------

                                                       ------------  --------------
            Loss from continuing operations             (2,083,999)     (2,454,972)
                                                       ------------  --------------

Other income (expense):
  Gain on debt retirement                                1,450,985               -
  Gain on sale of real estate                              870,247          18,947
  Interest expense                                        (166,259)        (18,102)
  Other income, net                                         35,428          34,209
                                                       ------------  --------------
    Total other income (expense)                         2,190,401          35,054
                                                       ------------  --------------

            Net earnings (loss) before income taxes        106,402      (2,419,918)

Income tax expense (benefit)                                     -               -
                                                       ------------  --------------

                Net earnings (loss)                    $   106,402   $  (2,419,918)
                                                       ============  ==============

Per share data - basic (basic and diluted for 2004):
  Net earnings                                         $      0.02   $       (0.53)
                                                       ============  ==============
  Weighted average common shares outstanding             5,382,983       4,527,161
                                                       ============  ==============

Per share data - diluted:
  Net earnings                                         $      0.02
                                                       ============
  Weighted average common shares outstanding             6,435,586
                                                       ============

See notes to consolidated financial statements.

                                                                 Charys Holding Company, Inc.
                                                            (f/k/a Spiderboy International, Inc.)
                                           Consolidated Statements of Changes in Shareholders' Equity (Deficit)

                                Preferred Stock     Preferred Stock                        Additional
                                  - Series A         - Series B          Common Stock       Paid-In    Accumulated
                                ----------------  ------------------  -------------------
                                Shares   Amount    Shares    Amount     Shares    Amount    Capital      Deficit        Total
                                -------  -------  ---------  -------  ----------  -------  ----------  ------------  ------------
Balance at April 30, 2003
  (Restated for combined
  companies - Note 6)                 -  $     -          -  $     -   4,362,767  $ 4,363  $1,245,983  $(1,483,595)  $  (233,249)

Contributed capital from
  donated rent and liabilities                                                                 76,593                     76,593

Common stock issued for
  services at
  1.00 per share                                                         500,000      500     499,500                    500,000

Preferred stock-
  Series A issued
  for services at
  $ 0.01 per share            1,000,000    1,000                                                 9,000                     10,000

S-corporation shareholder
  distributions                                                                                           (103,704)     (103,704)

Net loss                                                                                                (2,419,918)   (2,419,918)
                                -------  -------  ---------  -------  ----------  -------  ----------  ------------  ------------

Balance at April 30, 2004             -        -  1,000,000    1,000   4,862,767    4,863   1,831,076   (4,007,217)   (2,170,278)

Common stock issued for
  services at
  $0.38 per share                                                        248,371      248      94,133                     94,381

Common stock issued for
  services at $1.75 per share                                            344,958      345     603,331                    603,676

Common stock issued for
  acquisition at
  $0.45 per share                                                      1,097,442    1,097     492,752                    493,849

Common stock issued for
  services at $1.30 per share                                            966,664      967   1,255,698                  1,256,665

Common stock issued for
  real estate at
  0.38 per share                                                         344,959      345     130,739                    131,084

Common stock issued for
  services at
  $0.35 per share                                                        103,488      104      36,117                     36,221

Preferred stock-
  Series B issued for
  debt retirement at
  $0.40 per share                                   400,000      400                          159,600                    160,000

Net earnings                                                                                               106,402       106,402
                                -------  -------  ---------  -------  ----------  -------  ----------  ------------  ------------

Balance at April 30, 2005      1,00,000  $ 1,000    400,000  $   400  $7,968,649  $ 7,969  $4,603,446  $(3,900,815)  $   712,000
                               ========  =======  =========  =======  ==========  =======  ==========  ============  ============

See notes to consolidated financial statements.

                                         Charys Holding Company, Inc.
                                     (f/k/a Spiderboy International, Inc.)
                                     Consolidated Statements of Cash Flows

                                                                                      Years Ended April 30,
                                                                                  ----------------------------
                                                                                      2005           2004
                                                                                  ------------  --------------
                                                                                                  (Restated
                                                                                                 for combined
                                                                                                 companies -
                                                                                                   Note 6)
Cash Flows From Operating Activities:
-------------------------------------
Net earnings (loss)                                                               $   106,402   $  (2,419,918)
Adjustments:
  Stock options expense                                                                15,986               -
  Stock issued for services                                                           698,058         510,000
  Income from debt retirement                                                      (1,450,985)              -
  Gain on sale of real estate                                                        (869,795)              -
  (Gain) loss on disposal of equipment                                                 (1,852)          3,289
  Gain on disposal of discontinued operations                                               -         (18,947)
  Other non-current asset impairment                                                        -         244,421
  Depreciation and amortization expense                                               148,417          64,004
  Changes in:
    Receivables                                                                     1,324,522        (111,830)
    Costs and estimated earnings in excess of billings on uncompleted contracts      (681,334)              -
    Other current assets                                                              (93,504)       (143,889)
    Accounts payable and accrued expenses                                             644,432       1,708,845
    Billings in excess of costs and estimated earnings on uncompleted contracts        (2,428)              -
                                                                                  ------------  --------------
          Net cash used in operating activities                                      (162,081)       (164,025)
                                                                                  ------------  --------------

Cash Flows From Investing Activities:
-------------------------------------
Proceeds from sale of real estate                                                   1,057,636               -
Purchase of equipment                                                                 (38,223)         (1,240)
Proceeds from disposal of equipment                                                     3,099               -
Increase in other non-current assets                                                 (212,923)        (40,138)
Cash acquired in subsidiary acquisition                                                27,794               -
                                                                                  ------------  --------------
        Net cash provided by (used in) investing activities                           837,383         (41,378)
                                                                                  ------------  --------------

Cash Flows From Financing Activities:
-------------------------------------
Net proceeds from short-term borrowings:
    Unrelated parties                                                                 215,617          62,120
    Related parties                                                                   224,512          34,000
S-corporation shareholder distributions                                                     -        (103,704)
Increase in long-term borrowings - related party                                       10,938               -
Repayments on long-term borrowings                                                    (40,305)        (33,693)
                                                                                  ------------  --------------
        Net cash provided by (used in) financing activities                           410,762         (41,277)
                                                                                  ------------  --------------

Net increase (decrease) in cash                                                     1,086,064        (246,680)
Cash, beginning of year                                                                     -         246,680
                                                                                  ------------  --------------

Cash, end of year                                                                 $ 1,086,064   $           -
                                                                                  ============  ==============

See notes to consolidated financial statements.

                          Charys Holding Company, Inc.
                      (f/k/a Spiderboy International, Inc.)
                   Notes to Consolidated Financial Statements

                       Years Ended April 30, 2005 and 2004

1.     Nature of Business

Charys Holding Company, Inc. ("Charys" or "Company"), a Delaware corporation, is a telecommunications infrastructure and general business service provider incorporated on April 16, 2004. The Company is headquartered in Atlanta, Georgia with operations through its subsidiaries across the United States.

Charys is the successor to Spiderboy International, Inc. ("Spiderboy"), a Minnesota corporation, as the result of a merger and name change approved by the shareholders on June 25, 2004. The merger between Spiderboy and Charys was organized to change the corporate domicile. Charys was a newly formed corporation with only minimal capital and no other assets or liabilities. The merger agreement provided for the existing stockholders of Spiderboy to receive one share of Charys's common stock for every 10 shares of common stock of Spiderboy (in effect, a one-for-10 reverse split). In addition, the one outstanding share of Charys was cancelled. As a result, the former stockholders of Spiderboy became the only stockholders of the newly merged corporation.

The Company's wholly owned subsidiaries and their principal lines of business are as follows:

- CCI Telecom, Inc. ("CCI") designs, constructs and maintains telecommunications infrastructure for customers that include major communication companies and defense contractors. Formed in 1980, it is headquartered in San Antonio, Texas with satellite offices in Dallas and Houston, Texas, and Lee, Massachusetts. CCI was acquired by Charys on March 4, 2005 (see Note 6).

- Personnel Resources of Georgia, Inc. ("PRG") is a Professional Employer Organization ("PEO") providing leased employee and turn-key human resource services for companies with operations in the Southeast United States. It is headquartered in Greenville, South Carolina, and was acquired by Charys effective July 1, 2004 (see Note 6).

- Innovative Corporate Solutions, Inc. ("ICS") is a development stage company formed and acquired in 2004 to provide employer payroll and human resource services.

2.     Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Charys and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of CCI, acquired in a purchase transaction, are included since the date of acquisition. The acquisition of PRG was accounted for as a transfer of assets (Note 6). Accordingly, the accounts and transactions of PRG are presented in the consolidated balances of Charys as if the acquisition had occurred at the beginning of fiscal year 2004.

Change From Development Stage Company Status
--------------------------------------------
Prior to the first quarter of fiscal year 2005, Charys and its predecessor were non-operational and engaged principally in reorganizing its corporate structure, developing its business model, seeking strategic acquisitions, developing a non-operational subsidiary, and effecting various agreements as described in its 2004 Annual Report on Form 10-KSB with the intent to generate future operating revenues. Accordingly, financial statements for all periods prior to May 1, 2004 had been presented as a development stage company, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". In the first quarter of fiscal year 2005, the Company commenced operations and exited the development stage by acquiring PRG, an operational subsidiary with significant business activity.

Revenue and Cost Recognition
----------------------------
Income from construction and service contracts is recognized on the percentage-of-completion method, whereby recognition of earnings on contracts in progress is calculated based on the ratio of cost incurred to date to total expected cost to be incurred on each contract. Contract costs include all direct material, labor, subcontract, travel, equipment costs, and related payroll taxes and insurance expense. Changes in job performance, job conditions, estimated profitability, and warranty work, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract losses are recognized fully when they are determined.

The Company accounts for the revenues of PRG, its staff leasing subsidiary, in accordance with Emerging Issues Task Force No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent". PRG's revenues are derived from its gross billings, which are based upon the payroll cost of its worksite employees and a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Because PRG is generally not responsible for the output and quality of work performed by the worksite employees, revenues in the accompanying consolidated statements of operations are presented net of worksite employee payroll costs (i.e. the "net method").

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

Use of Estimates and Significant Risks
--------------------------------------
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenues and costs relating to construction and service contracts are particularly affected by management's estimates. Contracts awarded are normally the result of competitive bidding, and many of the Company's significant contracts are based on a fixed price, rather than cost-plus or time and materials. Initial cost estimates supporting the Company's bids are necessarily based on facts and circumstances known at the time the estimates are made. Estimates of projected contract costs must be continuously updated over the period of contract performance. Unpredictable events can and do occur during contract performance, which can increase costs and erode the anticipated contract profit. Change orders to recover additional costs from the customer may not be approved, or could be subject to protracted negotiations and concessions by the Company. Considerable judgment must be applied to reasonably evaluate the potential outcomes of issues that arise during the contract performance period and the effect their resolution will have on the ultimate margins or losses that may be realized by the Company. Consequently, the estimates that support the Company's revenue recognition and cost accrual decisions have a very significant impact on the results of operations reported by the Company.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company's subsidiaries have cash in depository accounts which exceed the level insured by the Federal Deposit Insurance Corporation. This uninsured risk is mitigated by maintaining depository accounts with high quality financial institutions.

Accounts Receivable
-------------------
The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debt charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of a receivable is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on historical experience and specifically identified questionable receivables. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line and accelerated methods based on estimated useful lives which generally range from five to seven years for equipment, and 10 years for leasehold improvements.

Intangible Asset Valuation
--------------------------
Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses financial accounting and reporting for acquired goodwill and other intangible assets. For purposes of goodwill impairment measurement, the Company is required to compare the fair value of the reporting unit with its carrying amount (net equity), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Recorded goodwill as of April 30, 2005 is entirely attributed to the acquisition of CCI in March 2005. The Company has determined that no impairment to goodwill is indicated as of April 30, 2005, and thus did not record an impairment charge for the year ended April 30, 2005. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future.

Earnings Per Share
------------------
Basic earnings or loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share, in addition to the weighted average determined for basic earnings per shares, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no outstanding stock options or warrants as of April 30, 2004.

Income Taxes
------------
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactment of or changes in the tax law or rates. The Company files consolidated federal income tax returns.

3.     Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In spite of its successful refinancing and partial retirement of the debt assumed in its acquisition of CCI, at present the Company has a $4.7 million working capital deficit with a limited borrowing capacity. The present condition continues to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of CCI. Management's plan to improve its overall financial condition includes the following:

- Increasing revenues at all operating subsidiaries, while maintaining or improving gross margins in the process.

- Control, and in some cases reduce, general and administrative expenses that will not impede growth.

- Seek additional sources of working capital through both debt and equity transactions to fund daily operations, as well as needed acquisitions.

- Acquire companies that fit the Company's business strategy and acquisition model.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.     Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable (generally unsecured), accounts payable and notes payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. The fair values of lines-of-credit and long-term debt approximate their carrying amount since the currently effective rates reflect market rates for debt of similar credit quality.

5.     Costs and Estimated Earnings on Contracts/Contract Backlog

Costs and estimated earnings on all contracts and backlog information as of April 30, 2005, and for the year then ended, are as follows:

Costs incurred on uncompleted contracts                      $42,647,555
Estimated earnings                                             6,717,059
Less allowance for uncompleted contract losses                  (300,000)
                                                            -------------

Net contract revenues recognized to date on uncompleted
  contracts                                                   49,064,614
Less billings to date                                        (46,468,403)
                                                            -------------

Net revenues recognized over billings                       $  2,596,211
                                                            =============

Included in the accompanying 2005 consolidated balance
  sheet under the following captions:
    Costs and estimated earnings in excess of billings on
      uncompleted contracts, net of allowance               $  2,990,989
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                     (394,678)
                                                            -------------

Excess of costs and estimated earnings over billings        $  2,596,311
                                                            =============

Total amended contracts value                               $ 54,104,022
Revenue recognized to date, net of contract loss allowance   (49,064,614)
                                                            -------------

Unearned contracts value - backlog                          $  5,039,408
                                                            =============

6.     Acquisitions

Innovative Corporate Solutions, Inc.
------------------------------------
On  April  21,  2004,  Charys  acquired all the outstanding shares of Innovative
Corporate Strategies, Inc., a development stage company. On the date of acquisition, ICS had no assets or liabilities. The purchase price paid was $10. As set forth in the stock purchase agreement, additional future consideration may be paid in an amount equal to the annual earnings of ICS before interest, taxes, depreciation and amortization over the period commencing at the closing of the acquisition and ending on April 30, 2006, multiplied by 3.5, up to a maximum of $12.4 million. No value for any potential "earn-out" consideration was recorded by the Company in the purchase accounting, as ICS was in the development stage at the acquisition date and has not generated significant revenues to date. Therefore, an estimate of the potential additional consideration to be paid, if any, is not reasonably determinable.

Personnel Resources of Georgia, Inc.
------------------------------------
Effective July 1, 2004, the Company acquired all outstanding shares of PRG from Billy V. Ray, Jr., the controlling stockholder and CEO of Charys. Under the terms of the Stock Purchase Agreement between Charys and Mr. Ray, the minimum to be paid is $250,000, with additional consideration contingent upon five times the total earnings before interest, taxes, and depreciation of PRG over a period ending 12 months after the July 30, 2004 closing date of the acquisition, to a maximum of $1,250,000. The stock purchase was financed by a note to Mr. Ray for $250,000, with 6% interest payable monthly and commencing one year after the closing date. The note and additional consideration, if any, is payable two years after the closing date, and may be paid in cash or the common stock of Charys at the option of the Company. The total consideration to be paid, including the $250,000 minimum, is subject to reduction depending upon the ultimate outcome of certain pre-acquisition contingent liabilities of PRG, as disclosed in more detail in Note 8. Given the historic and projected performance of PRG and management's assessment of the likelihood the contingent liabilities will be realized, management believes it is remote that the total consideration to be paid will exceed $250,000.

Due to the common control and absence of non-controlling minority interests in PRG, the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 "Business Combinations", and not as a purchase. Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity (Charys) recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity (PRG), and not at fair value in the case where the purchase method of accounting applies. Accordingly, the initial $250,000 consideration was reflected in the accompanying 2005 consolidated balance sheet as a reduction of stockholders' equity. As required by SFAS No.141, the accompanying consolidated financial statements are presented as if the transfer had occurred at the beginning of all periods presented.

CCI Telecom, Inc.
-----------------
On March 4, 2005, the Company, through a wholly-owned subsidiary, acquired all of the outstanding common stock of CCI Telecom, Inc. As initial consideration, the CCI shareholders received cash and 795,342 shares of Charys common stock valued at $0.45 per share, which was the closing price on the acquisition date. Under the terms of the purchase agreement, the CCI shareholders may also be entitled to additional ("earn-out") consideration in cash or Charys common stock over a two-year period following the acquisition, based on the performance of CCI. Management's estimate of the ultimate additional consideration that will be paid under the earn-out provision is $2.7 million, which was included in the purchase accounting and is presented in the accompanying 2005 consolidated balance sheet as a contingent liability. However, under the purchase agreement formula, the maximum amount of the earn-out liability could be $5.4 million. The purchase agreement also provides for potential additional consideration to be paid, based on the future stock performance of Charys (see Note 8 - Other Contingencies). In connection with this acquisition, Charys also issued 302,100 common shares to consultants required under an agreement dated February 27, 2004. Additional consideration resulting in future periods from these earn-out and make whole provisions, if any, will be recorded to goodwill.

The Company determined the total cost of the acquisition at $3.3 million, with $3.5 million in net liabilities assumed, resulting in an excess of consideration over value received of $6.8 million. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired contract backlog, which was valued at $172,000. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $6.7 million recorded as goodwill as of the acquisition date. The contract backlog intangible asset is being amortized at a rate which approximates the completion rate of the underlying acquired contracts. Due to the short term nature of the acquired contracts, this intangible asset will be fully amortized during fiscal year 2006.

The following summary presents the estimated fair values of the assets acquired and liabilities of CCI assumed as of the effective date of acquisition:

Current assets                              $6,119,857
Property and equipment                          715,108
Other non-current assets                        146,847
                                            -----------
  Total assets acquired                       6,981,812
                                            -----------

Current liabilities (other than bank debt)    4,246,438
Bank debt (all current)                       6,258,939
                                            -----------
  Total liabilities assumed                  10,505,377
                                            -----------

  Net liabilities assumed                   $ 3,523,565
                                            ===========

Pro Forma Information
---------------------
Unaudited pro forma information for the Company is presented below as if the acquisition of CCI had taken place as of May 1 for each of the fiscal years presented. The reserve for contract losses of $1 million on the acquired CCI contracts, established by the Company through purchase accounting (see Note 9), has been included as losses in the 2005 pro forma information. As previously noted, the acquisition of PRG was accounted for as a transfer of assets, and thus results of its operations for the years presented are included in the accompanying audited consolidated statements of operations and not as pro forma information. This pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition of CCI been consummated at the dates assumed. Amounts are stated in thousands, except for the per share data.

                                    Years Ended April 30,
                                  --------------------------
                                      2005          2004
                                  --------------------------
                                  (Unaudited)   (Unaudited)
Revenues                          $    21,766   $    22,038
Net loss                          $    (2,606)  $    (4,791)
Basic and diluted per share loss  $     (0.41)  $     (0.85)

7.     Debt

CCI Debt Restructuring
----------------------
As of the CCI acquisition on March 4, 2005, the credit facilities assumed by the Company and their status were as follows:

- Revolving line of credit with The Frost National Bank ("Frost Bank") with a borrowing base at the lesser of $5 million or 80% of eligible accounts receivable and 50% of net costs and estimated earnings in excess of billings on uncompleted contracts. Interest on the outstanding borrowings was based on the prime rate plus 3% and borrowings were collateralized by all assets of CCI. At the acquisition date, CCI's outstanding borrowings under the line of credit totaled $4.55 million. The line of credit was under an extension agreement dated February 1, 2005, which reduced the maximum borrowings to $4.55 million and required CCI to pay monthly interest-only payments at the prime rate plus 3% until August 1, 2005, at which time the outstanding principal would be due in full.

- Term loan with Frost Bank, the outstanding principal balance of which was $1.71 million at the acquisition date. The loan was under an extension agreement dated February 1, 2005, in which CCI would pay monthly interest-only payments at the prime rate plus 3% until September 20, 2005, at which time the outstanding principal would be due in full.

Effective April 25, 2005, Charys entered into an agreement (the "Agreement") with Frost Bank relating to the retirement of these credit facilities. Pursuant to the terms of the Agreement, Frost Bank unconditionally canceled the outstanding obligation due under the term loan, the balance at that time of which was $1.67 million. The terms under which Charys satisfied CCI's obligation to Frost Bank for the term loan were as follows:

- Charys issued Frost Bank 400,000 shares of the Company's Series B preferred stock (see Note 10). Each share of the preferred stock is convertible into one share of Charys' common stock. The shares are non-voting and are not under any mandatory redemption requirements.

- All common stock warrants previously issued by CCI to Frost Bank were terminated.

- Frost Bank extended the final maturity of the existing credit line for a period of six months from February 1, 2005 until August 1, 2005 (the "Forbearance Period"). The line of credit was renewed at $4.55 million, which were the outstanding borrowings under the credit line at April 25, 2005.

Upon execution of the Agreement on April 25, 2005, the Company recorded the cancellation of the outstanding balance of the Frost Bank term loan. The Company also recorded costs associated with the debt retirement, including a fair value of $160,000 for the preferred stock issued and $59,371 for accrued professional and consultant fees, resulting in a net gain on the term loan retirement of $1.45 million for the year ended April 30, 2005, as shown in the accompanying 2005 consolidated statement of operations.

To complete the restructuring of CCI's debt, the Agreement also provided for Frost Bank to release of all debt security interests and liens relating to the credit line in consideration for it receiving the following during the Forbearance Period:

- Delivery to Frost Bank of a one-time cash payment of $2.5 million, reduced by any net pay-down during the Forbearance Period.

- Execution by Charys of a $300,000 promissory note in favor of Frost Bank at 12% interest, maturing 13 months after issuance.

- Issuance by Charys of 500,000 shares Series C preferred stock to Frost Bank, with each share to be non-voting, convertible into one share of Charys' common stock, and not under mandatory redemption requirements. The shares issued are restrictive as to their disposition by Frost Bank. However, Charys agreed to file a registration statement with the SEC to cover the common stock issuable upon the conversion of the preferred stock.

- Delivery of a put option by Charys to Frost Bank with respect to the Series C preferred stock held by Frost Bank to sell the shares to Michael J. Novak, the previous and current president of CCI, at the price of $3.50 per share.

On July 29, 2005 and prior to the expiration of the Forbearance Period, Charys, through its subsidiary CCI, closed on a new $5 million asset based credit facility with CAPCO Financial Company ("CAPCO"). The finance agreement provides for CAPCO to make cash advances to CCI based on 85% of accounts receivables that are 90 days or less from invoice date. The initial term of this agreement is 12 months from the closing date. Interest is payable on outstanding borrowings at the prime rate plus 6%. CAPCO will also receive a seven-year warrant to purchase up to 862,069 shares of Charys common stock at $0.29 per share. The facility is secured by a first lien position on the assets of CCI. The initial draw-down of the facility was approximately $2.6 million, of which $2.5 million, combined with a $300,000 unsecured note and the issuance of 500,000 shares of Series C preferred stock, was used to pay-off the existing Frost Bank line of credit obligation of $4.55 million under the terms of the Agreement, which also occurred on July 29, 2005.

Short-Term Borrowings
---------------------
Borrowings due on demand or with stated maturities of less than one year are as follows at April 30, 2005 and 2004:

                                                              2005     2004
                                                            --------  -------
Unrelated parties:
Advance from financing company, due on demand at no
interest, unsecured                                         $140,000  $     -

Notes payable to individuals, due on demand at no
interest, unsecured                                           89,000   30,100

Note payable to bank at 6% interest, due May 2005,
unsecured                                                     25,000   18,783

Note payable to bank, paid in 2005                                 -   39,500
                                                            --------  -------

  Total short-term borrowings - unrelated parties           $254,000  $88,383
                                                            ========  =======

Related parties:
Advance from shareholder for stock purchase, due on
demand at no interest, unsecured                            $ 50,000  $     -

Advances payable to ICS officer, due on demand at no
interest, unsecured                                          200,546        -

Note payable to PRG officer, due on demand at no interest,
unsecured                                                     57,966   34,000
                                                            --------  -------

  Total short-term borrowings - parties                     $308,512  $34,000
                                                            ========  =======

Long-Term Debt
--------------

                                                             2005       2004
                                                           ---------  ---------
Unrelated parties:
Various notes to financing companies for vehicles and
equipment due June to December 2005                        $ 10,429   $ 33,030

Note payable to financing company on equipment, interest
at 5.7%, due November 2007                                   21,927          -

Capital leases on equipment with finance companies due
in 2006                                                      15,409      1,188
                                                           ---------  ---------

Total long-term debt - unrelated parties                     47,765     34,218
Less current portion                                        (33,945)   (18,951)
                                                           ---------  ---------

Non-current debt - unrelated parties                       $ 13,820   $ 15,267
                                                           =========  =========

Related parties:
PRG acquisition note payable to Charys CEO, due July
2006, including accrued interest at 6%, secured by common
stock of Charys                                            $260,938   $250,000
                                                           =========  =========

Aggregate maturities required on all long-term debt at April 30, 2005 are as follows:

Years ending April 30,
      2006              $ 33,945
      2007               269,521
      2008                 5,237
                        --------
                        $308,703
                        ========

8.     Commitments and Contingencies

Commitments and contingencies not otherwise disclosed in these notes to the consolidated financial statements are as follows:

Operating Leases
----------------
The Company and its subsidiaries lease office space, equipment, automobiles, and office equipment under long-term, non-cancellable operating leases expiring in various years through 2015. Total rent expense for all leases for the years ended April 30, 2005 and 2004 was $293,080 and $7,641.Future minimum lease payments under non-cancellable operating leases at April 30, 2005 are as follows:

Years ending April 30,
      2006              $  883,185
      2007                 698,474
      2008                 382,732
      2009                 300,982
      2010                 231,996
      Beyond 2010        1,159,980
                        ----------
                        $3,657,349
                        ==========

Guarantees
----------
On November 24, 2003 Spiderboy's president and majority shareholder, Mark N. Pardo, sold controlling interest to two investors for $250,000. Charys co-signed a $160,000 promissory note to Mr. Pardo as a part of this transaction. This note is non-interest bearing, secured by a majority interest in the Charys' common stock with $30,000 due on January 24, 2004 and $13,000 due each month from February 24, 2004 to November 24, 2004. This obligation was paid in full and the Charys stock released as security during the year ended April 30, 2005.

IRS Penalty Assessments
-----------------------
The tax penalty contingency of PRG referred to in Note 6 relates to IRS penalty assessments associated with the timing and method used by PRG to pay payroll taxes, primarily relating to fiscal year 2004 before its acquisition by Charys. PRG has been notified of penalty assessments of approximately $494,000 and $211,000 as of April 30, 2005 and 2004. Because a preponderance of these penalties relate to an erroneous method used to pay the taxes and not for late payment, management is currently negotiating with the IRS for a penalty reduction, however, there is no assurance any of the penalties will be abated. Accordingly, the Company has accrued for these assessments, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Other Contingencies
-------------------
Contained  in  the  purchase  agreements for the acquisition of PRG and CCI (see
Note 6) and purchase of real estate from CCI Associates (see Note 11) are "make-whole" provisions, whereby Charys is committed to issuing additional common shares or paying cash to the sellers if the market price of the Company's stock fails to achieve certain levels by the second anniversary of the effective dates of these transactions, in accordance with formulas set forth in the respective purchase agreements. Whether the make-whole amounts are paid in cash or in the Company's common stock is at the discretion of Charys. Should these contingencies materialize and Charys elects to issue additional common stock, further common stock issuances to consultants will be required under their agreement with Charys dated February 27, 2004. Because these contingencies are dependent upon the future price of the Company's stock, it is impossible for the Company to reasonably estimate the amount of potential liability, if any, from these make-whole provisions. Accordingly, the accompanying 2005 consolidated financial statements do not include any effects of these contingencies. However, the effects of these contingencies, should they occur, could be material, depending upon the extent of the short fall in the future stock price versus the make-whole target price.

9.     Reserves for Contract Losses

The Company recorded a $450,000 reserve in the purchase accounting for the acquisition of CCI to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the acquisition date. Subsequent to the acquisition, the Company has utilized the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition. During the period March 4, 2005 to April 30, 2005, $150,000 of this reserve was utilized, with $300,000 remaining at April 30, 2005.

10.     Stockholders' Equity

Authorized Shares
-----------------
On February 27, 2004, a controlling interest in Charys was sold. As part of this agreement, Charys amended its certificate of incorporation to provide for authorized shares as follows:

     -    300,000,000 shares of common stock.
     -    5,000,000 shares of preferred stock.

Reverse Split
-------------
Charys implemented a one-for-10 reverse split for common stock in connection with the change of domicile from Minnesota to Delaware pursuant to a merger (see
Note 1) whereby the Spiderboy stockholders received one share of the common stock of Charys for every 10 shares of Spiderboy's common stock. The reverse split has been presented retroactively in the accompanying 2004 consolidated financial statements.

Preferred Stock
---------------
Series A - On December 16, 2003, Spiderboy issued two consultants 500,000 shares each of Series A preferred stock. The Series A preferred stock is not entitled to receive any dividends and is not convertible into shares of Charys' common stock. A holder of the Series A preferred stock is entitled to 250 votes per share. The shares are not under any mandatory redemption requirements. The holders of shares of the Series A preferred stock of Spiderboy received one share of Series A preferred stock of Charys for every share of Series A preferred stock of Spiderboy.

Series B - On April 25, 2005, Charys issued Frost Bank 400,000 shares of Series B preferred stock (see Note 7). The shares are non-voting, and each share is convertible into one share of Charys' common stock. The shares are not under any mandatory redemption requirements.

Shares Issued under Consulting and Purchase Agreements
------------------------------------------------------
Charys signed a Consulting Agreement on February 27, 2004, with seven individuals. These consulting agreements grant up to 4,300,000 shares of Charys' common stock to the consultants in full consideration for general business consulting services to be provided, including business planning, acquisitions, and capital development. Shares to be issued under these agreements are to be:

     - One-third registered securities pursuant to a registration statement on Form S-8
     - One-third restricted shares under Rule 144, but possessing piggyback registration rights, and
     - Remaining one-third restricted shares under Rule 144 with no registration rights.

A liability of $1,256,665 is included in accounts payable and accrued expenses in the accompanying 2004 consolidated balance sheet for the initial 966,664 shares of common stock initially issuable under these agreements. During the year ended April 30, 2005, these shares were issued at an assigned value of $1.30 per share and the recorded liability was relieved. A contingent liability exists for the remaining 3,333,336 shares of common stock issuable, based on future performance required under these agreements. No obligation has been recorded for the future services to be rendered.

As presented in the accompanying 2005 consolidated statement of changes in shareholders' equity, a total of 2,139,218 common shares were issued in accordance with various agreements for director and consultant services, and for transactions described elsewhere in these notes. The Company assigned the current market price to these shares as of the time at which the parties became entitled to the shares, as management believes this provides the best indicator of value received.

S-Corporation Shareholder Distributions
---------------------------------------
The S-corporation shareholder distributions as presented in the accompanying 2004 consolidated financial statements relate to distributions paid to Billy V. Ray, Jr., the former sole shareholder of PRG and current Charys CEO, during a period prior to the Company's actual acquisition of PRG and at which time PRG had been a Subchapter S-corporation.

Stock-Based Compensation
------------------------

The Company has two incentive stock option plans under which, in combination, provide for compensatory grants of common stock options to employees, directors and independent consultants. The length of the option period under each plan is not to exceed ten years, and the exercise price must be at least 85% of the market price of the Company's common stock at the date of the grant. Options to purchase five million shares are available under these plans.

There were no outstanding options granted as of April 30, 2004. During the year ended April 30, 2005, options for a total of 2,650,000 shares were granted by the Company. All options granted expire ten years after the grant date at an exercise price of $.40 per share, and were exercisable upon grant. Remaining exercise periods on the outstanding options at April 30, 2005 range from nine to ten years. No options had been exercised or forfeited as of that date. There were no outstanding options to purchase common stock at prices that exceeded the average market price for the year ended April 30, 2005. 200,000 of these options were granted to a non-employee consultant. The fair value and expense recognized for these options was $15,986 for the year ended April 30, 2005.

2,450,000 options were granted to employees and directors during the year ended April 30, 2005. The Company accounts for stock-based compensation to employees and directors in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", which allows the continued use of the intrinsic value method provided under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in lieu of a fair value measurement. The intrinsic method provides for the recognition of stock option expense at the value in which the market price exceeds that of the exercise price at the time the options are exercisable. The Company has not elected early adoption of SFAS 123(R), which discontinues use of the intrinsic value method and requires fair value expense recognition for all options granted. No charges were made to earnings in connection with these options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net earnings and earnings per share for the year ended April 30, 2005 if the Company had applied the optional fair value recognition provisions of SFAS No. 123 to these stock options granted.

Net earnings, as reported                                   $106,402
  Deduct: Total stock-based employee compensation
    expense determined under fair value -based method for
    all awards, net of related tax effects                  (465,500)
                                                           ----------

Pro forma net loss                                         $(359,098)
                                                           ==========

Earnings (loss) per share:
  Basic - as reported                                      $    0.02
  Basic - pro forma                                        $   (0.07)
  Diluted - as reported                                    $    0.02
  Diluted - pro forma                                      $   (0.07)

The Company used the Black-Scholes options pricing model for measuring fair value. Variables used under this model were as follows:

Expected dividends          - 0-
Risk-free interest rate    4.09%
Volatility              29%

Earnings Per Share
------------------
The computation of basic and diluted earnings per share is as follows for the years ended April 30, 2005 and 2004. Net loss for the year ended April 30, 2004 has been restated to reflect the combined companies disclosed in Note 6.

                                                             2005         2004
                                                          ----------  ------------
Numerator:
Net earnings (loss) available to common stockholders      $  106,402  $(2,419,918)
                                                          ==========  ============

Denominator:
Weighted average shares outstanding - basic                5,382,983    4,527,161
Effect of dilutive securities - common stock options and
  convertible Series B preferred stock                     1,052,603            -
                                                          ----------  ------------

Weighted average shares outstanding - diluted              6,435,586    4,527,161
                                                          ==========  ============

Net earnings (loss) per share of common stock:
Basic                                                     $     0.02  $     (0.53)
Diluted                                                   $     0.02  $     (0.53)

11.     Real Estate Transactions

On April 29, 2005, the Company purchased the land and building comprising CCI's corporate headquarters from CCI Associates, Ltd. ("CCI Associates"). The Company issued 250,000 common shares to the sellers as consideration, assumed mortgage debt of $963,298, and incurred transaction costs and liabilities of $164,719. In connection with this acquisition, Charys also issued 94,959 common shares to consultants required under an agreement dated February 27, 2004, resulting in a total purchase cost for the real estate of $1,261,594. The purchase agreement also provides for potential additional consideration to be paid to the sellers, based on the future stock performance of Charys (see Note 8 - Other Contingencies). Charys and CCI Associates are related parties, in that the president of CCI has a controlling interest in CCI Associates.

Concurrent with the purchase of the real estate, on April 29, 2005 the Company sold the property to an unrelated third party for $2.2 million, resulting in a gain (net of transaction costs) of $869,793. Effective May 1, 2005, the purchaser, CCI and Charys entered into a lease contract whereby the purchaser leased the property to CCI Telecom and Charys for a 10-year term, commencing on May 1, 2005, and terminating on April 30, 2015.

12.     Segment Reporting

The Company's operations have been classified into two business segments, telecommunication infrastructure services and general business support services. This segmentation best describes the business activities of the Company and how management assesses the Company's performance. Information about the nature of these segment services, geographic operating areas and customers is described in
Note 1. Summarized financial information by business segment for fiscal years 2005 and 2004 is presented below. All segment revenues were derived from external customers. No segment information for 2004 is depicted for telecommunications infrastructure services. As previously disclosed, the Company had no operations in this business segment until its purchase acquisition of CCI on March 4, 2005. Although the Company did not acquire PRG until July 1, 2004, information for this subsidiary is included in the 2004 segment information as if it had been acquired at the beginning of 2004 for the reason stated in Note
6.  Amounts  are  stated  in  thousands.

                                                  Years Ended April 30,
                                              --------------------------
                                                  2005          2004
                                              --------------------------
Net revenues:
  Telecommunications infrastructure services  $     2,693   $         -
  General Business Services                         4,290         4,704
                                              ------------  ------------
                                              $     6,983   $     4,704
                                              ============  ============
Depreciation and amortization:
  Telecommunications infrastructure services  $       110   $         -
  General Business Services                            38            64
                                              ------------  ------------
                                              $       148   $        64
                                              ============  ============
Loss from operations:
  Telecommunications infrastructure services  $      (506)  $         -
  General Business Services                          (461)         (557)
                                              ------------  ------------
                                              $      (967)  $      (557)
                                              ============  ============
Interest expense:
  Telecommunications infrastructure services  $       136             -
  General Business Services                            20   $        18
                                              ------------  ------------
                                              $       156   $        18
                                              ============  ============
Segment assets:
  Telecommunications infrastructure services  $    14,482   $         -
  General Business Services                           385           454
                                              ------------  ------------
                                              $    14,867   $       454
                                              ============  ============

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                       Years Ended April 30,
                                                    --------------------------
                                                        2005          2004
                                                    ------------  ------------
Net revenues:
  Total for reportable segments                     $     6,983   $     4,704
  Corporate                                                 500             -
                                                    ------------  ------------
  Total consolidated net revenues                   $     7,483   $     4,704
                                                    ============  ============

Depreciation and amortization:
  Total for reportable segments                     $       148   $        64
  Corporate                                                   -             -
                                                    ------------  ------------
  Total consolidated depreciation and amortization  $       148   $        64
                                                    ============  ============

Loss from operations:
  Total for reportable segments                     $      (967)  $      (557)
  Corporate                                              (1,117)       (1,898)
                                                    ------------  ------------
  Total consolidated loss from operations           $    (2,084)  $    (2,455)
                                                    ============  ============

Interest expense:
  Total for reportable segments                     $       156   $        18
  Corporate                                                  10             -
                                                    ------------  ------------
  Total consolidated interest expense               $       166   $        18
                                                    ============  ============

Segment assets:
  Total for reportable segments                     $    14,867   $       454
  Corporate                                                  92             -
                                                    ------------  ------------
  Total consolidated assets                         $    14,959   $       454
                                                    ============  ============

13.     Income Taxes

The Company files a consolidated federal tax return with its subsidiaries. There was no current federal tax provision or benefit recorded for the years ended April 30, 2005 and 2004. The Company has net operating loss carryovers for income tax purposes of $4.8 million as of April 30, 2005, which expire over the years 2012 through 2019.

Deferred taxes were comprised of deferred tax assets of $2.1 million and $735,000, and no deferred tax liabilities, as of April 30, 2005 and 2004. Deferred tax assets were derived substantially from the net operating loss carryovers available at these dates, and were computed at an effective combined federal and state income tax rate of 38%. Because it is uncertain as to whether the Company will have taxable income in future periods to realize any deferred tax benefits arising from the loss carryovers, the Company recorded an allowance that off-sets the entire balance of the deferred tax assets as of April 30, 2005 and 2004. Accordingly, no deferred tax effects are presented in the accompanying consolidated financial statements. The deferred tax asset valuation allowance increased by $1.4 million and $485,000 during the years ended April 30, 2005 and 2004.

The following is a reconciliation from the expected federal statutory income tax rate to the Company's actual income tax rate for the years ended April 30, 2005 and 2004:

                                 2005     2004
                                -----------------
Income tax (benefit) expected    0.34%    (0.34)%
Valuation allowance             (0.34)%    0.34%
                                -------  --------

Actual income tax (benefit)         -%        -%
                                =======  ========

14.     Related Party Transactions

Transactions with related parties not otherwise disclosed in these notes to the consolidated financial statements were as follows for the years ended April 30, 2005 and 2004:

- A significant customer of PRG is owned by an officer of PRG, who acquired this company in June 2005, prior to the acquisition of PRG by Charys. Net revenues (net of payroll costs) attributable to this customer were $681,018 for the year ended April 30, 2005.

- PRG has a month-to-month operating lease for its office space with a PRG officer-employee, who was an owner of a predecessor company of PRG. Rent expense under the lease was $26,217 and $42,260 during the years ended April 30, 2005 and 2004.

- As part of the CCI acquisition on March 4, 2005, the Company assumed the lease on CCI's headquarters facility held by CCI Associates. By virtue of the acquisition, this company became related to Charys by common control, as the president of CCI has a controlling interest in CCI Associates. This relationship terminated upon the Company's purchase of the property on April 29, 2005. Rent paid under this lease to CCI Associates was $37,429 during the period March 4, 2005 through April 29, 2005.

- Interest relating to the PRG acquisition note payable to Charys' CEO was accrued in the amount of $10,938.

15.     Employee Benefit Plans

The Company's operating subsidiaries sponsor contributory defined contribution retirement plans which cover substantially all of their employees over age 21 who have completed one year of service consisting of at least 1,000 hours of service. The plans are administered by third-party administrators. The sponsoring subsidiaries may elect to make matching contributions based upon a percentage of the participant's deferred salary contributions They may also elect to make additional contributions, the amount and timing of which is at the discretion of each sponsor's board of directors. Total amounts contributed to these plans were $6,726 and $6,676 for the years ended April 30, 2005 and 2004.

16.     Supplemental Cash Flow Information

Non-Cash Financing and Investing Activities
-------------------------------------------
- The acquisition of CCI on March 4, 2005 was a non-cash transaction, other than the nominal amount of cash acquired and cash paid, as shown in the accompanying 2005 consolidated statement of cash flows. As disclosed in Note 6, the Company acquired $2.8 million in net assets and assumed $6.3 million in bank debt, in exchange for common shares and a contingent earn out liability totaling $3.3 million.

- The purchase of real estate property on April 29, 2005 from CCI Associates (see Note 11) was a non-cash transaction in which the Company acquired the property in exchange for common shares and assumption of mortgages and purchase related liabilities totaling $1.3 million.

- On March 18, 2005, common shares valued at $1.3 million were exchanged for a liability due to consultants that had been accrued as of April 30, 2004 (see
Note  10).

- Liabilities owed to shareholders totaling $76,593 were donated as capital during the year ended April 30, 2004.

Cash Paid for Interest/Income Taxes
-----------------------------------
Cash paid for interest was $145,198 and $18,102 for the years ended April 30, 2005 and 2004. No cash was paid for income taxes for these years.

17.     Major Customers

The five largest customers of CCI represent 66% of its annual revenues, with its largest customer accounting for 33% of annual revenues. The six largest clients of PRG represent 39% of its client billings, with its largest client representing 13% of annual billings.

18.     Selected Quarterly Consolidated Financial Data (Unaudited)

                                             First       Second       Third        Fourth
                                            Quarter     Quarter      Quarter      Quarter
                                          -----------  ----------  -----------  ------------
Year Ended April 30, 2005
-------------------------
  Net revenues                            $1,663,903   $1,286,108  $  975,216   $ 3,557,472
  Gross profit                            $  692,850   $  516,093  $  263,431   $   403,728
  Net earnings (loss)                     $  117,536   $   14,373  $ (821,891)  $   796,384
  Diluted net earnings (loss) per share   $     0.02   $     0.00  $    (0.16)  $      0.10

Year Ended April 30, 2004
-------------------------
  Net revenues                            $1,018,805   $1,256,355  $1,271,894   $ 1,157,274
  Gross profit                            $  343,408   $  411,122  $  442,258   $   280,842
  Net earnings (loss)                     $  (19,181)  $   42,808  $ (463,773)  $(1,979,772)
  Diluted net earnings (loss) per share   $     0.00   $     0.00  $    (0.10)  $     (0.41)