Form 10KSB/A
period 2005-04-30
CHARYS HOLDING CO INC
filed 2005-09-02
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                 FORM 10-KSB/A
                                Amendment No. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

     State issuer's revenues for its most recent fiscal year: $7,482,699.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005: $2,789,027.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 2, 2005: 8,408,649.

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-KSB/A Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB/A Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB/A Annual Report.

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
                               SECRETARY, AND DIRECTOR
RAYMOND J. SMITH      53          VICE PRESIDENT AND           N/A       N/A
                               CHIEF FINANCIAL OFFICER
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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of nine persons who during the year ended April 30, 2005, were directors, officers, or beneficial owners of more than 10 percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

- John Jordan was a director during the year ended April 30, 2005. Mr. Jordan failed to timely file a Form 4 during the year ended April 30, 2005.

- H. Alec McLarty was a director during the year ended April 30, 2005. Mr. McLarty failed to timely file a Form 4 during the year ended April 30, 2005.

- Neil L. Underwood was a director during the year ended April 30, 2005. Mr. Underwood failed to timely file a Form 3 during the year ended April 30, 2005.

- David S. Gergacz was a director during the year ended April 30, 2005. Mr. Gergacz failed to timely file a Form 3 during the year ended April 30, 2005.

- Michael Oyster was a director during the year ended April 30, 2005. Mr. Oyster failed to timely file a Form 3 during the year ended April 30, 2005.

- Catherine B. McKee was a director during the year ended April 30, 2005. Ms. McKee failed to timely file a Form 4 during the year ended April 30, 2005.

- Gisle Larsen was a director during the year ended April 30, 2005. Mr. Larsen failed to timely file a Form 3 during the year ended April 30, 2005.

- Richard Mangiarelli was a director during the year ended April 30, 2005. Mr. Mangiarelli failed to timely file a Form 4 during the year ended April 30, 2005.

- Dennis C. Hayes was a director during the year ended April 30, 2005. Mr. Hayes failed to timely file a Form 3 during the year ended April 30, 2005.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee which will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. The members of the committee are H. Alec McLarty as chairman, Neil Underwood, and Gisle Larsen. We have adopted a charter for the compensation committee.

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

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                       COMMON STOCK BENEFICIALLY     PREFERRED STOCK BENEFICIALLY
                                                               OWNED (2)                       OWNED (2)
                                                               ---------                       ---------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                NUMBER         PERCENT          NUMBER         PERCENT
--------------------------------------------------  --------------  --------------  --------------  --------------
Billy V. Ray, Jr. (3). . . . . . . . . . . . . . .       2,185,150           18.21       1,000,000            52.6
Raymond J. Smith (4) . . . . . . . . . . . . . . .         600,000            5.00             -0-             -0-
Richard Mangiarelli (5). . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
John Jordan (6). . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Alec McLarty (6) . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Neil L. Underwood (6). . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
David S. Gergacz (6) . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Michael Oyster (6) . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Catherine B. McKee (6) . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Gisle Larsen (6) . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Dennis C. Hayes (6). . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
                                                    --------------  --------------  --------------  --------------
All directors and officers as a group (11 persons)       3,865,150           32.22       1,000,000            52.6
                                                    ==============  ==============  ==============  ==============
The Frost National Bank (7). . . . . . . . . . . .         400,000            0.03         900,000            47.4
                                                    ==============  ==============  ==============  ==============
Janet Risher (5)(8). . . . . . . . . . . . . . . .       1,214,664           10.12             -0-             -0-
                                                    ==============  ==============  ==============  ==============
Richard Schmidt (9). . . . . . . . . . . . . . . .         974,664            8.12             -0-             -0-
                                                    ==============  ==============  ==============  ==============
Michael J. Novak (10). . . . . . . . . . . . . . .         525,087            4.38             -0-             -0-
                                                    ==============  ==============  ==============  ==============

_________________
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Charys Holding Company, Inc., 1117 Perimeter Center West, Suite N415, Atlanta, Georgia 30338. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of the date of this Annual Report there were 8,408,649 shares of our common stock issued and outstanding. We also had options to purchase 2,600,000 shares of our common stock outstanding on the date of this Annual Report, of which 2,300,000 were fully vested and exercisable at any time. Moreover, pursuant to Consulting Agreements with Janet Risher and Richard Schmidt we have an obligation to issue an additional 3,000,000 shares, of which 574,664 are currently issuable. See, footnotes (8) and (9) below. Also, pursuant to Consulting Agreements with other individuals, we have an obligation to currently issue 14,212 shares of our common stock. The calculations in this table assume that all 2,300,000 currently exercisable options have been exercised, the 574,664 shares issuable to Ms. Risher and Mr. Schmidt have been issued, and the 14,212 shares due to other parties have been issued. In addition, the calculations in this table assume that the 400,000 shares of the Series B preferred stock held by The Frost National Bank have been converted into 400,000 shares of our common stock. See, footnote (7) below. Finally, we have an obligation to issue a warrant for the purchase of 862,069 shares of our common stock to CAPCO Financial Company in connection with the refinancing of our debt to The Frost National Bank. However, on the date of this proxy statement, we have not worked out the details of the warrant and the warrant is not included in our outstanding share total. Consequently, after allowing for all currently exercisable options, conversions and other required obligations to issue shares, for the purpose of determining the percentage of outstanding shares in accordance with the rules of the SEC, our outstanding shares are 11,997,525.
(3) Pursuant to the Amended and Restated Stock Purchase Agreement, Mr. Ray has the right to acquire an additional 2,237,222 shares of our common stock.
(4) Mr. Smith has options to purchase 600,000 shares of our common stock, all of which are fully vested.
(5) The wife of Mr. Mangiarelli, Janet Risher, has the right to acquire an additional 1,500,000 shares of our common stock pursuant to the Consulting Agreement, of which 287,332 shares are currently issuable. The 287,332 shares which are currently issuable are included in the 1,214,664 shares reflected above as being owned by Ms. Risher.
(6) Each of the listed directors was granted options to purchase 100,000 shares of our common stock at the time he became a director. The options are all fully vested.
(7) The Frost National Bank acquired 400,000 shares of our Series B preferred stock on April 28, 2005 and acquired an additional 500,000 shares of our Series C preferred stock on July 29, 2005 in connection with an agreement with The Frost National Bank relating to the restructuring of the credit facilities provided by The Frost National Bank to CCI Telecom dated March 11, 2005. The preferred shares do not have any voting rights. However, each share is convertible in one share of our common stock. In the case of the Series B preferred stock, all such shares are immediately convertible into 400,000 shares of our common stock. The Frost National Bank has the right to demand registration of any shares of our common stock into which the preferred shares are converted. The address for The Frost National Bank is P.O. Box 1600, San Antonio, Texas 78296.
(8) Janet Risher acquired 687,332 shares of our common stock in connection with a Consulting Agreement dated February 27, 2004. Ms. Risher has the right to acquire an additional 1,500,000 shares of our common stock pursuant to the Consulting Agreement, of which 287,332 shares are currently issuable. The 287,332 shares which are currently issuable are included in the 1,214,664 shares reflected above as being owned by Ms. Risher.
(9) Richard Schmidt acquired 687,332 shares of our common stock in connection with a Consulting Agreement dated February 27, 2004. Mr. Schmidt has the right to acquire an additional 1,500,000 shares of our common stock pursuant to the Consulting Agreement, of which 287,332 shares are currently issuable. The 287,332 shares which are currently issuable are included in the 974,664 shares reflected above as being owned by Mr. Schmidt.
(10) Mr. Novak owns 275,087 shares of our common stock directly. He is a controlling owner of CCI Associates, Ltd. which acquired an additional 250,000 shares of our common stock in connection with our acquisition of CCI Telecom. The CCI Telecom acquisition is discussed more fully in our Annual Report of Form 10-KSB/A for the fiscal year ended April 30, 2005, a copy of which has been provided with this proxy statement.

CERTAIN PROVISIONS WITH RESPECT TO MR. RAY'S SHARES

     On February 27, 2004, we, and Janet Risher, Richard Schmidt, and Billy V. Ray, Jr. executed a Stock Purchase Agreement, whereby Ms. Risher and Mr. Schmidt agreed to sell all of their shares of our common stock and preferred stock to Mr. Ray. The Stock Purchase Agreement was amended and restated on May 25, 2004. As a result of the execution of the Stock Purchase Agreement on February 27, 2004, there was a change of control.

     At the closing of the Stock Purchase Agreement, Ms. Risher and Mr. Schmidt sold to Mr. Ray 21,851,503 shares of our common stock and 1,000,000 shares of our preferred stock. Mr. Ray purchased the shares the sum of $250,000 pursuant to a promissory note. The shares transferred to Mr. Ray contained a legend restricting the transfer thereof as required by the Securities Act of 1933. The Stock Purchase Agreement had initially contemplated that there would be a delayed closing until such time as the note was paid in full and all other terms of the Stock Purchase Agreement were satisfied. However, the parties agreed to eliminate the conditions to the closing and treat the sale of the shares as completed. The note was previously is payable in installments with the first payment of $25,000 being due and payable on or before July 25, 2004. Thereafter, the note was to be due and payable in nine monthly installments of $25,000 each, payable on the last day of each and every calendar month, beginning on August 31, 2004, and continuing regularly thereafter until the whole of said principal amount has been duly paid. However, the note has been amended to provide for payment of $25,000 per month for six months, beginning on September 20, 2005. The note continues to be secured by a Stock Pledge Agreement between Mr. Ray, Ms. Risher and Mr. Schmidt covering the shares.

     The Stock Purchase Agreement contains a requirement that for so long as Mr. Ray owns the shares of our common stock purchased thereunder, he agrees to vote his shares to not increase the number of directors to more than 11 members and to elect or retain as directors Richard Mangiarelli and John Jordan for a period of three years from the date of the Stock Purchase Agreement.

     Other than as stated above:

- There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Charys Holding Company, Inc.

- There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

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

                                         CHARYS HOLDING COMPANY, INC.


Date September 2, 2005
                                         By /s/ Billy V. Ray, Jr.
                                            --------------------------------
                                            Billy V, Ray, Jr.
                                            Chief Executive Officer

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