Form 10KSB/A
period 2005-04-30
CHARYS HOLDING CO INC
filed 2005-09-02
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                 FORM 10-KSB/A
                                Amendment No. 2

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

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                       COMMON STOCK BENEFICIALLY     PREFERRED STOCK BENEFICIALLY
                                                               OWNED (2)                       OWNED (2)
                                                               ---------                       ---------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                NUMBER         PERCENT          NUMBER         PERCENT
--------------------------------------------------  --------------  --------------  --------------  --------------
Billy V. Ray, Jr. (3). . . . . . . . . . . . . . .       2,185,150           18.21       1,000,000            52.6
Raymond J. Smith (4) . . . . . . . . . . . . . . .         600,000            5.00             -0-             -0-
Richard Mangiarelli (5). . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
John Jordan (6). . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Alec McLarty (6) . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Neil L. Underwood (6). . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
David S. Gergacz (6) . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Michael Oyster (6) . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Catherine B. McKee (6) . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Gisle Larsen (6) . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Dennis C. Hayes (6). . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
                                                    --------------  --------------  --------------  --------------
All directors and officers as a group (11 persons)       3,865,150           32.22       1,000,000            52.6
                                                    ==============  ==============  ==============  ==============
The Frost National Bank (7). . . . . . . . . . . .         400,000            3.33         900,000            47.4
                                                    ==============  ==============  ==============  ==============
Janet Risher (5)(8). . . . . . . . . . . . . . . .       1,214,664           10.12             -0-             -0-
                                                    ==============  ==============  ==============  ==============
Richard Schmidt (9). . . . . . . . . . . . . . . .         974,664            8.12             -0-             -0-
                                                    ==============  ==============  ==============  ==============
Michael J. Novak (10). . . . . . . . . . . . . . .         525,087            4.38             -0-             -0-
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