Form 10KSB/A
period 2005-04-30
CHARYS HOLDING CO INC
filed 2005-09-06
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                 FORM 10-KSB/A
                                Amendment No. 3

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

     Neil L. Underwood currently serves as a consultant for S1 Corporation ("S1"), a publicly traded company. Mr. Underwood has been with S1 since 1991. While working at S1, Mr. Underwood continues to develop Underwood Ventures, LLC, an 11 year-old real estate holding company focusing on commercial and residential real estate in the Atlanta market. Additionally, Mr. Underwood is a principle in Underwood Ventures, a real estate holding company, and a partner in HF Development, a land development company. Mr. Underwood is a certified cash manager. He is an honors graduate of Georgia Institute of Technology, with a B.S. in industrial engineering.

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

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                       COMMON STOCK BENEFICIALLY     PREFERRED STOCK BENEFICIALLY
                                                               OWNED (2)                       OWNED (2)
                                                               ---------                       ---------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                NUMBER         PERCENT          NUMBER         PERCENT
--------------------------------------------------  --------------  --------------  --------------  --------------
Billy V. Ray, Jr. (3). . . . . . . . . . . . . . .       2,185,150           18.21       1,000,000            52.6
Raymond J. Smith (4) . . . . . . . . . . . . . . .         600,000            5.00             -0-             -0-
Richard Mangiarelli (5). . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
John Jordan (6). . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Alec McLarty (6) . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Neil L. Underwood (6). . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
David S. Gergacz (6) . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Michael Oyster (6) . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Catherine B. McKee (6) . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Gisle Larsen (6) . . . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
Dennis C. Hayes (6). . . . . . . . . . . . . . . .         120,000            1.00             -0-             -0-
                                                    --------------  --------------  --------------  --------------
All directors and officers as a group (11 persons)       3,865,150           32.22       1,000,000            52.6
                                                    ==============  ==============  ==============  ==============
The Frost National Bank (7). . . . . . . . . . . .         400,000            3.33         900,000            47.4
                                                    ==============  ==============  ==============  ==============
Janet Risher (5)(8). . . . . . . . . . . . . . . .         527,332            4.40             -0-             -0-
                                                    ==============  ==============  ==============  ==============
Richard Schmidt (9). . . . . . . . . . . . . . . .         687,332            5.73             -0-             -0-
                                                    ==============  ==============  ==============  ==============
Michael J. Novak (10). . . . . . . . . . . . . . .         525,087            4.38             -0-             -0-
                                                    ==============  ==============  ==============  ==============

_________________
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Charys Holding Company, Inc., 1117 Perimeter Center West, Suite N415, Atlanta, Georgia 30338. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of the date of this Annual Report there were 8,408,649 shares of our common stock issued and outstanding. We also had options to purchase 2,600,000 shares of our common stock outstanding on the date of this Annual Report, of which 2,300,000 were fully vested and exercisable at any time. Moreover, pursuant to Consulting Agreements with Janet Risher and Richard Schmidt we have an obligation to issue an additional 3,000,000 shares, of which 574,664 are currently issuable. See, footnotes (8) and (9) below. Also, pursuant to Consulting Agreements with other individuals, we have an obligation to currently issue 14,212 shares of our common stock. The calculations in this table assume that all 2,300,000 currently exercisable options have been exercised, the 574,664 shares issuable to Ms. Risher and Mr. Schmidt have been issued, and the 14,212 shares due to other parties have been issued. In addition, the calculations in this table assume that the 400,000 shares of the Series B preferred stock held by The Frost National Bank have been converted into 400,000 shares of our common stock. See, footnote (7) below. Finally, we have an obligation to issue a warrant for the purchase of 862,069 shares of our common stock to CAPCO Financial Company in connection with the refinancing of our debt to The Frost National Bank. However, on the date of this proxy statement, we have not worked out the details of the warrant and the warrant is not included in our outstanding share total. Consequently, after allowing for all currently exercisable options, conversions and other required obligations to issue shares, for the purpose of determining the percentage of outstanding shares in accordance with the rules of the SEC, our outstanding shares are 11,997,525.
(3) Pursuant to the Amended and Restated Stock Purchase Agreement, Mr. Ray has the right to acquire an additional 2,237,222 shares of our common stock.
(4) Mr. Smith has options to purchase 600,000 shares of our common stock, all of which are fully vested.
(5) The wife of Mr. Mangiarelli, Janet Risher, has the right to acquire an additional 1,500,000 shares of our common stock pursuant to the Consulting Agreement, of which 287,332 shares are currently issuable. The 287,332 shares which are currently issuable are included in the 527,332 shares reflected above as being owned by Ms. Risher.
(6) Each of the listed directors was granted options to purchase 100,000 shares of our common stock at the time he became a director. The options are all fully vested.
(7) The Frost National Bank acquired 400,000 shares of our Series B preferred stock on April 28, 2005 and acquired an additional 500,000 shares of our Series C preferred stock on July 29, 2005 in connection with an agreement with The Frost National Bank relating to the restructuring of the credit facilities provided by The Frost National Bank to CCI Telecom dated March 11, 2005. The preferred shares do not have any voting rights. However, each share is convertible in one share of our common stock. In the case of the Series B preferred stock, all such shares are immediately convertible into 400,000 shares of our common stock. The Frost National Bank has the right to demand registration of any shares of our common stock into which the preferred shares are converted. The address for The Frost National Bank is P.O. Box 1600, San Antonio, Texas 78296.
(8) Janet Risher acquired 687,332 shares of our common stock in connection with a Consulting Agreement dated February 27, 2004. Ms. Risher has the right to acquire an additional 1,500,000 shares of our common stock pursuant to the Consulting Agreement, of which 287,332 shares are currently issuable. The 287,332 shares which are currently issuable are included in the 527,332 shares reflected above as being owned by Ms. Risher.
(9) Richard Schmidt acquired 687,332 shares of our common stock in connection with a Consulting Agreement dated February 27, 2004. Mr. Schmidt has the right to acquire an additional 1,500,000 shares of our common stock pursuant to the Consulting Agreement, of which 287,332 shares are currently issuable. The 287,332 shares which are currently issuable are included in the 687,332 shares reflected above as being owned by Mr. Schmidt.
(10) Mr. Novak owns 275,087 shares of our common stock directly. He is a controlling owner of CCI Associates, Ltd. which acquired an additional 250,000 shares of our common stock in connection with our acquisition of CCI Telecom. The CCI Telecom acquisition is discussed more fully in our Annual Report of Form 10-KSB/A for the fiscal year ended April 30, 2005, a copy of which has been provided with this proxy statement.

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

                                         CHARYS HOLDING COMPANY, INC.


Date September 6, 2005
                                         By /s/ Billy V. Ray, Jr.
                                            --------------------------------
                                            Billy V, Ray, Jr.
                                            Chief Executive Officer

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