Form 10QSB
period 2005-07-31
CHARYS HOLDING CO INC
filed 2005-09-14
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2005.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2005, the issuer had 8,408,649 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   3
     Item 2.  Management's Discussion and Analysis, and Plan of Operation . . .  12
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .  20
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .  20
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  20
     Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  21
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  21
     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  21
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  21
     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  21
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . .  26
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . .  27
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . .  28
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . .  29

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                         July 31, 2005
                                                         --------------
ASSETS

Current assets:
  Cash                                                   $      115,645
  Accounts receivables, net of allowance for doubtful
    accounts of $397,351                                      3,324,947
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                     2,204,820
  Other current assets                                        1,082,388
                                                         --------------
      Total current assets                                    6,727,800
                                                         --------------

Property and equipment, net of accumulated depreciation
                                                         --------------
  and amortization of $285,275                                  665,840
                                                         --------------

Other assets:
  Goodwill                                                    6,654,014
  Amortizable intangible asset, net of accumulated
    amortization of $75,000                                      97,000
  Other non-current assets                                      296,727
                                                         --------------
      Total other assets                                      7,047,741
                                                         --------------

                 Total assets                            $   14,441,381
                                                         ==============


See notes to consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                   (Unaudited)

                                                            July 31, 2005
                                                           ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    3,402,806
  Accrued expenses                                              2,355,925
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                         293,532
  Line of credit obligation                                     2,633,114
  Short-term borrowings:
    Unrelated parties                                             149,000
    Related parties                                               258,512
  Current portion of long-term debt - unrelated parties            26,227
                                                           ---------------
    Total current liabilities                                   9,119,116

Long-term debt:
  Unrelated parties                                               300,000
  Related parties                                                 225,938

Contingent acquisition liability                                2,679,180
                                                           ---------------

                        Total liabilities                      12,324,234
                                                           ---------------

Stockholders' equity:
  Preferred stock; $0.001 par value; 5,000,000 shares
    authorized, 1,900,000 shares issued and outstanding:
      Series A                                                      1,000
      Series B                                                        400
      Series C                                                        500
  Common stock; $0.001 par value; 300,000,000 shares
    authorized, 8,208,649 issued and outstanding                    8,209
  Additional paid-in capital                                    4,807,733
  Accumulated deficit                                          (2,700,695)
                                                           ---------------
      Total shareholders' equity                                2,117,147
                                                           ---------------

          Total liabilities and shareholders' equity       $   14,441,381
                                                           ===============


See notes to consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended July 31,
                                                  --------------------------------
                                                        2005             2004
                                                  --------------  ----------------
Net revenues                                      $   6,055,196   $     1,663,903
Cost of revenues                                      4,814,024           971,053
                                                  --------------  ----------------
  Gross profit                                        1,241,172           692,850
                                                  --------------  ----------------

Operating expenses:
  General and administrative                          1,407,971           560,880
  Depreciation and amortization                         130,005            11,531
                                                  --------------  ----------------
        Total operating expenses                      1,537,976           572,411
                                                  --------------  ----------------

                                                  --------------  ----------------
Income (loss) from operations                          (296,804)          120,439
                                                  --------------  ----------------

Other income (expense):
  Gain on debt retirement                             1,596,355                 -
  Interest expense                                     (105,195)           (1,482)
  Other income (expense), net                             5,761            (1,421)
                                                  --------------  ----------------
    Total other income (expense)                      1,496,921            (2,903)
                                                  --------------  ----------------

        Net earnings before income taxes              1,200,117           117,536

Income tax expense (benefit)                                  -                 -
                                                  --------------  ----------------
           Net earnings                           $   1,200,117   $        17,536
                                                  ==============  ================

Per share data - basic:
  Net earnings                                    $        0.15   $          0.02
                                                  ==============  ================
  Weighted average common shares outstanding          8,114,736         4,862,778
                                                  ==============  ================

Per share data - diluted:
  Net earnings                                    $        0.11   $          0.02
                                                  ==============  ================
  Weighted average common shares outstanding         10,647,345         5,121,474
                                                  ==============  ================


See notes to consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three Months Ended July 31,
                                                               --------------------------------
                                                                     2005            2004
                                                               --------------  ----------------
Cash Flows From Operating Activities:
------------------------------------
Net earnings                                                   $   1,200,117   $       117,536
Adjustments:
  Stock options expense                                                    -            15,986
  Income from debt retirement                                     (1,596,355)                -
  Loss on disposal of equipment                                          850                 -
  Depreciation and amortization expense                              130,005            11,531
  Net change in current assets and liabilities                      (475,571)         (216,806)
                                                               --------------  ----------------
          Net cash used in operating activities                     (740,954)          (71,753)
                                                               --------------  ----------------

Cash Flows From Investing Activities:
-------------------------------------
Purchase of equipment                                                (21,655)           (3,859)
Increase in other non-current assets                                  37,599             2,240
                                                               --------------  ----------------
          Net cash provided by (used in) investing activities         15,944            (1,619)
                                                               --------------  ----------------

Cash Flows From Financing Activities:
-------------------------------------
Net increase in line of credit obligation                            133,114                 -
Cash paid for line of credit refinancing                            (116,985)                -
Net proceeds (repayments) on short-term borrowings:
    Unrelated parties                                               (205,000)          141,472
    Related parties                                                        -            35,525
Increase in long-term borrowings - related party                       2,500                 -
Repayments on long-term borrowings:
    Unrelated parties                                                (21,538)           (7,516)
    Related parties                                                  (37,500)                -
                                                               --------------  ----------------
          Net cash (used in) provided by financing activities       (245,409)          169,481
                                                               --------------  ----------------

Net (decrease) increase in cash                                     (970,419)           96,109
Cash, beginning of period                                          1,086,064                 -
                                                               --------------  ----------------

Cash, end of period                                            $     115,645   $        96,109
                                                               ==============  ================


See notes to consolidated financial statements.

                          Charys Holding Company, Inc.
                      (f/k/a Spiderboy International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (Unaudited)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements of Charys Holding Company, Inc. ("Charys" or the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2005. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006.

2.   THE COMPANY

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, CCI Telecom, Inc. ("CCI"), Personnel Resources of Georgia, Inc. ("PRG"), and Innovative Corporate Solutions, Inc. ("ICS"). Charys is the successor to Spiderboy International, Inc. as the result of a merger and name change approved by the shareholders on June 25, 2004.

3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In spite of its successful refinancing and partial retirement of the debt assumed in its acquisition of CCI, at present the Company has a $2.4 million working capital deficit. Although the Company has available a $5 million asset based credit facility (see Note 5), its borrowing capacity is limited to the extent of the qualified accounts receivable of CCI. The present condition continues to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of CCI. Management's plan to improve its overall financial condition includes the following:

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

4.   RESERVES FOR CONTRACT LOSSES

As more fully described in the Company's 2005 Annual Report on Form 10-KSB, the Company had recorded a $500,000 reserve in the purchase accounting for the acquisition of CCI to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the March 4, 2005 acquisition date. Subsequent to the acquisition, the Company has utilized the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition. During the period March 4, 2005 to April 30, 2005, $150,000 of this reserve was utilized. The remaining reserve of $350,000 was utilized during the three months ended July 31, 2005 upon completion of the jobs related to the reserve.

5.   CCI DEBT RESTRUCTURING

On July 29, 2005, Charys, through its subsidiary CCI, closed on a new $5 million asset based credit facility with CAPCO Financial Company ("CAPCO"). The finance agreement provides for CAPCO to make cash advances to CCI based on 85% of accounts receivables that are 90 days or less from invoice date. The initial term of this agreement is 12 months from the closing date. Interest is payable on outstanding borrowings at the prime rate plus 6%. CAPCO also received a seven-year warrant to purchase up to 862,069 shares of Charys common stock at $0.35 per share. The facility is secured by a first lien position on the assets of CCI. The initial draw-down of the facility was approximately $2.6 million, of which $2.5 million was used to pay down CCI's existing line of credit with Frost Bank. Costs incurred to secure this financing, including the warrant valued at $45,027 (see Note 7) totaled $310,224. These costs were recorded as capitalized financing costs, to be amortized on a straight-line basis over the initial term of the finance agreement, and are included in other current assets in the accompanying consolidated balance sheet.

Concurrent with the closing on the CAPCO credit facility, on July 29, 2005 Charys completed the terms of an agreement (the "Agreement") entered into with Frost Bank on April 25, 2005 to retire CCI's remaining debt with Frost Bank, consisting of a $4.55 million outstanding line of credit obligation. The terms of the Agreement are more fully described in the Company's 2005 Annual Report on Form 10-KSB. On July 29, 2005, Frost Bank released all debt security interests and liens relating to the credit line in consideration for the completion of the Agreement and having received from Charys a one-time cash payment of $2.5 million, a $300,000 promissory note from Charys in favor of Frost Bank, and 500,000 shares of Charys Series C preferred stock (see Note 7). The note bears interest at 12%, with accrued interest and principal due on August 28, 2006.

Upon completion of the transaction with Frost Bank, the Company recorded the cancellation of the remaining $2.05 million balance of the Frost Bank credit obligation. The Company also recorded debt and costs associated with the debt retirement, including the $300,000 promissory note, a fair value of $110,000 for the preferred stock issued and $43,645 in expenses associated with the retirement transaction, resulting in a net gain on the term loan retirement of $1.6 million for the three months ended July 31, 2005, as shown in the accompanying consolidated statement of operations.

In addition to the debt retirement consideration, the Company executed a $100,000 promissory note in favor of Frost Bank for unpaid interest and legal fees. The note bears interest at 12%, with accrued interest and principal due on January 27, 2006.

6.   CONTINGENT  LIABILITIES

IRS  Penalty  Assessments.  As  disclosed in the Company's 2005 Annual Report on
--------------------------
Form 10-KSB, PRG has incurred IRS penalty assessments associated with the timing and method used by PRG to pay payroll taxes, primarily relating to fiscal year 2004 before its acquisition by Charys. As of July 31, 2005, PRG has been notified of penalty assessments of approximately $494,000. Because a preponderance of these penalties relate to an erroneous method used to pay the taxes and not for late payment, management is currently negotiating with the IRS for a penalty reduction, however, there is no assurance any of the penalties will be abated. Accordingly, the Company has accrued for these unpaid assessments, which are included in accrued expenses in the accompanying consolidated balance sheet.

Contingent  Acquisition Liability. As more fully disclosed in the Company's 2005
----------------------------------
Annual Report, under the terms of the purchase agreement relating to the acquisition of CCI on March 4, 2005, the CCI shareholders may also be entitled to additional ("earn-out") consideration in cash or Charys common stock over a two-year period following the acquisition, based on the performance of CCI. Management's estimate of the ultimate additional consideration that will be paid under the earn-out provision is $2.7 million, which was included in the purchase accounting and is presented in the accompanying consolidated balance sheet as a contingent acquisition liability. However, under the purchase agreement formula, the maximum amount of the earn-out liability could be $5.4 million.

Other  Contingencies. The purchase agreements for the acquisition of PRG and CCI
---------------------
and purchase of real estate from CCI Associates contain "make-whole" provisions, whereby Charys is committed to issuing additional common shares or paying cash to the sellers if the market price of the Company's stock fails to achieve certain levels by the second anniversary of the effective dates of these transactions, in accordance with formulas set forth in the respective purchase agreements. Whether the make-whole amounts are paid in cash or in the Company's common stock is at the discretion of Charys. Should these contingencies materialize and Charys elects to issue additional common stock, further common stock issuances to consultants will be required under their agreement with Charys dated February 27, 2004. Further details regarding these transactions and the consultants agreement are contained in the Company's 2005 Annual Report on Form 10-KSB. Because these contingencies are dependent upon the future price of the Company's stock, it is impossible for the Company to reasonably estimate the amount of potential liability, if any, from these make-whole provisions. Accordingly, the accompanying consolidated financial statements do not include any effects of these contingencies. However, the effects of these contingencies, should they occur, could be material, depending upon the extent of the short fall in the future stock price versus the make-whole target price.

7.   SHAREHOLDERS'  EQUITY

Preferred  Stock.  On  July 29, 2005, Charys issued Frost Bank 500,000 shares of
-----------------
Series C preferred stock as partial consideration for retirement of CCI debt (see Note 5). The shares were valued at the $0.22 per share market price of the Company's common stock as of that date, for a total value of $110,000. The shares are non-voting, and each share is convertible into one share of Charys' common stock. The shares are not under any mandatory redemption requirements. Charys also delivered a put option to Frost Bank with respect to these shares to sell the shares to Michael J. Novak, the previous and current president of CCI, at the price of $3.50 per share.

Common  Stock Warrant. As a part of the new credit facility agreement with CAPCO
---------------------
(see Note 5), on July 29, 2005 Charys will issue CAPCO a seven-year warrant to purchase up to 862,069 of Charys common stock at $0.35 per share. The Company used the Black-Scholes options pricing model for measuring fair value, resulting in a recorded value of $45,027. Variables used under this model were as follows:

                Expected dividends          $0
                Risk-free interest rate     4.09%
                Volatility                  29%

8.   EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

                                                                     Three Months Ended July 31,
                                                                   -------------------------------
                                                                         2005            2004
                                                                   ---------------  --------------
  Numerator:
  Net earnings available to common stockholders                    $     1,200,117  $      117,536
                                                                   ===============  ==============
  Denominator:
  Weighted average shares outstanding - basic                            8,114,736       4,862,778
  Effect of dilutive securities -
    common stock options and convertible Series B preferred stock        2,532,609         258,696
                                                                   ---------------  --------------
  Weighted average shares outstanding - diluted                         10,647,345       5,121,474
                                                                   ===============  ==============

  Net earnings (loss) per share of common stock:
  Basic                                                            $          0.15  $         0.02
  Diluted                                                          $          0.11  $         0.02

9.   RELATED  PARTY  TRANSACTIONS

Transactions  with  related  parties  were  as  follows:

     - A significant customer of PRG is owned by an officer of PRG, who acquired this company in June 2004, prior to the acquisition of PRG by Charys. Net revenues (net of payroll costs) attributable to this customer were $43,489 and $23,489 for the three months ended July 31, 2005 and 2004.

     - PRG has a month-to-month operating lease for its office space with a PRG officer-employee, who was an owner of a predecessor company of PRG. Rent expense under the lease was $3,900 and $8,444 during the three months ended July 31, 2005 and 2004.

     - An ICS officer made advances to ICS to fund operating expenses totaling $35,525 during the three months ended July 31, 2004.

     - A principal payment of $37,500 was made and $2,500 of interest expense was accrued during the three months ended July 31, 2005 relating to the PRG acquisition note payable to Charys' CEO.

     - An advance of $50,000 made to the Company by a shareholder during the year ended April 30, 2005 was exchanged for 240,000 common shares during the three months ended July 31, 2005.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash effects of transactions occurring during the three months ended July 31, 2005 were as follows:

     - A total of $310,224 in costs related to the new CAPCO credit facility were capitalized, which included accrued expenses of $182,490 and a common stock warrant valued at $45,027 (see Note 5). The cash portion of this transaction was $82,707, and is included in the accompanying statement of cash flows for the three months ended July 31, 2005.

     - Bank debt in the amount of $2.05 million was retired in exchange for a $300,000 promissory note, preferred stock valued at $110,000, and $9,367 in accrued expenses relating to the retirement transaction (see
          Note 5). The cash portion of this transaction was $34,278, and is included in the accompanying statement of cash flows for the three months ended July 31, 2005.

     - Accrued expenses of $100,000 were restructured into a short-term promissory note (see Note 5).

     -     A  $50,000  advance  was  exchanged  for  common  stock (see Note 9).

11.  SEGMENT REPORTING

The Company's operations have been classified into two business segments, telecommunication infrastructure services and general business support services. This segmentation best describes the business activities of the Company and how management assesses the Company's performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company's 2005 Annual Report. Summarized financial information by business segment for the three months ended July 31, 2005 and 2004 is presented below. All segment revenues were derived from external customers. No segment information for 2004 is depicted for telecommunications infrastructure services. As more fully disclosed in the Company's 2005 Annual Report, the Company had no operations in this business segment until its purchase acquisition of CCI on March 4, 2005. Amounts are stated in thousands.

                                                Three Months Ended July 31,
                                              -------------------------------
                                                   2005             2004
                                              --------------  ---------------
Net revenues:
  Telecommunications infrastructure services  $       4,965   $             -
  General business services                           1,090             1,364
                                              --------------  ---------------
                                              $       6,055   $         1,364
                                              ==============  ===============

Depreciation and amortization:
  Telecommunications infrastructure services  $         123   $             -
  General business services                               7                12
                                              --------------  ---------------
                                              $         130   $            12
                                              ==============  ===============

Income (loss) from operations:
  Telecommunications infrastructure services  $         118   $             -
  General business services                             (95)                6
                                              --------------  ---------------
                                              $          23   $             6
                                              ==============  ===============

Net earnings (loss):
  Telecommunications infrastructure services  $       1,615   $             -
  General business services                             (95)                4
                                              --------------  ---------------
                                              $       1,520   $             4
                                              ==============  ===============

Interest expense:
  Telecommunications infrastructure services  $         102   $             -
  General business services                               3                 1
                                              --------------  ---------------
                                              $         105   $             1
                                              ==============  ===============

Segment assets:
  Telecommunications infrastructure services  $      13,812   $             -
  General business services                             578               574
                                              --------------  ---------------
                                              $      14,390   $           574
                                              ==============  ===============

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                       Three Months Ended July 31,
                                                     -------------------------------
                                                           2005            2004
                                                     --------------  ---------------
Net revenues:
  Total for reportable segments                      $       6,055   $         1,364
  Corporate                                                      -               300
                                                     --------------  ---------------
  Total consolidated net revenues                    $       6,055   $         1,664
                                                     ==============  ===============

Depreciation and amortization:
  Total for reportable segments                      $         130   $            12
  Corporate                                          $           -                 -


                                                     --------------  ---------------
  Total consolidated depreciation and amortization   $         130   $            12
                                                     ==============  ===============

Income (loss) from operations:
  Total for reportable segments                      $          23   $             6
  Corporate                                                   (320)              114
                                                     --------------  ---------------
  Total consolidated income (loss) from operations   $        (297)  $           120
                                                     ==============  ===============

Net earnings (loss):
  Total for reportable segments                      $       1,520   $             4
  Corporate                                                   (320)              114
                                                     --------------  ---------------
  Total consolidated net earnings (loss)             $       1,200   $           118
                                                     ==============  ===============

Interest expense:
  Total for reportable segments                      $        (105)  $             1
  Corporate                                                      -                 -
                                                     --------------  ---------------
  Total consolidated interest expense                $        (105)  $             1
                                                     ==============  ===============

Segment assets:
  Total for reportable segments                      $      14,390   $           574
  Corporate                                                     51               127
                                                     --------------  ---------------
  Total consolidated assets                          $      14,441   $           701
                                                     ==============  ===============

12.  INCOME  TAXES

No estimate for an income tax provision is presented in the accompanying consolidated financial statements for the three months ended July 31, 2005 and 2004. As of these dates, the Company had net operating loss carry-forwards in excess of $3.6 and $1.8 million, respectively. In addition, no net deferred tax asset resulting from the net operating loss carry-forwards as of July 31, 2005 and 2004 has been recorded, as it is presently uncertain whether the Company will realize any of the associated income tax benefits in future years.

13.  SUBSEQUENT  EVENT

On August 24, 2005 the Company sold a series of unsecured notes to unrelated parties for an aggregate of $400,000. The notes bear an annual rate of interest at 8%, and mature on January 3, 2006. At maturity, the minimum interest payment due will be one full year's interest payable with Charys' common stock. The total common stock issueable for the minimum interest due at maturity is 180,000 shares.


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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended April 30, 2005.

ACQUISITIONS AND RELATED TRANSACTIONS

     CCI TELECOM, INC. Effective March 4, 2005, we completed the transactions contemplated by that certain Plan and Agreement of Triangular Merger between us, Charys Acquisition Company, our wholly-owned subsidiary, and CCI Telecom, Inc ("CCI")., a Nevada corporation. Pursuant to the terms of the merger, our subsidiary was merged with and into CCI. The separate existence of the subsidiary ceased, and CCI, the surviving corporation in the merger, became our wholly-owned subsidiary. As a result of the merger, the stockholders of CCI received one share of Charys common stock for each 26.88 shares of CCI common stock, subject to an election available to CCI shareholders who own less than 5 percent of the CCI issued and outstanding common stock at closing. As a result of certain eligible CCI shareholders making the election for additional shares in lieu of participating in the earn out, 72,699 additional shares were issued as a result of the merger. The former CCI shareholders also received a right to receive to an earn out based on the CCI performance over the next two years. The maximum payout under the earn out is $5.4 million, however at April 30, 2004 we estimated the payout to be $2.7million. Shareholders not electing the additional shares are eligible for the make whole provision, whereby under certain circumstances former CCI shareholders would receive additional shares should the Charys common stock not trade at a per share price of at least $4.00 during the 24 month period following the merger. Also, effective March 4, 2005, we executed employment agreements with each of Michael J. Novak, Jimmy R. Taylor, F. Dale Ponder and Roger J. Benavides.

     CCI was established in 1980, and in its two most resent fiscal years ended March 30 reported revenues of $16.7 million in the fiscal year 2004 and $20.3 million in the fiscal year 2003. Net loss was $2.8 million and $1.0 million respectively.

     PURCHASE OF REAL ESTATE. Effective April 29, 2005, we and our wholly-owned subsidiary, CCI, CCI Associates, Ltd., ("CCI Associates") a Texas limited partnership, Novak Properties, Inc., a Texas corporation and Michael J. Novak, an individual, entered into an agreement whereby CCI acquired from CCI
Associates all of Lot 1, Block 1, New City Block 17865, Craighead Estates subdivision, in the City of San Antonio, Bexar County, Texas. As consideration for the property CCI paided off the outstanding mortgages in the amount of $963,298 and CCI Associates received 250,000 shares of our common stock. The shares issued to CCI Associates are subject to a Make Whole provision, whereby under certain circumstances former CCI shareholders would receive additional shares should the Charys common stock not trade at a per share price of at least $4.00 during the 24 month period following the acquisition.

     SALE AND LEASEBACK OF REAL ESTATE. Also effective April 29, 2005, CCI entered into a contract with Gur Parsaad Properties, Ltd., a Texas limited partnership ("Parsaad") whereby CCI sold the property to Parsaad for a total consideration of $2,200,000. Effective May 1, 2005, Parsaad, CCI and Charys entered into a lease contract whereby Parsaad leased the property to CCI Telecom and Charys for a 10 year term, commencing on May 1, 2005, and terminating on April 30, 2015.

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

     Frost Bank extended the final maturity of the existing credit line for a period of six months from February 1, 2005 (the "Forbearance Period."). The line of credit was renewed for $4,550,000.

     At any time during the Forbearance Period, Frost Bank will provide a release of all security interests and liens upon all collateral presently securing the debt to Frost Bank, in consideration for Frost Bank receiving the following:

     We will deliver to Frost Bank a one-time cash payment of $2,500,000 as reduced by any net pay-down during the Forbearance Period.

     We will execute a promissory note in favor of Frost Bank in the amount of $300,000 paying interest at 12 percent per annum, maturing 13 months after being issued.

     We will issue to Frost Bank 500,000 shares of our Series C preferred stock. Each share of the Series C preferred stock is convertible into one share of our common stock. The holders of shares of the Series C preferred stock do not have voting rights on any matters submitted to the vote of our stockholders. The shares of the Series C preferred stock issued to Frost Bank bear a legend restricting their disposition, as required by the Securities Act. However, we have agreed to file a registration statement under the Securities Act to cover our common stock issuable upon the conversion of the Series C preferred stock.

     We have delivered to Frost Bank a put option with respect to our Series C preferred stock held by Frost Bank to sell Frost Bank's 500,000 shares of the Series C preferred stock to Michael J. Novak at the price of $3.50 per share.

     ESTABLISHED LINE OF CREDIT WITH CAPCO FINANCIAL COMPANY. On July 28, 2005 (the "Closing Date") Charys through it subsidiary CCI entered into an asset base financing agreement to provide up to $5 million of working capital. The finance agreement provides for CAPCO to advance funds based on eligible accounts receivables at a rate of 85 percent. For purposes of this agreement eligible receivables are all invoices that are 90 days or less from invoice date.

     The initial term of this agreement is 12 months from the Closing Date and has an interest rate of prime plus 6 percent. CAPCO will also receive a 7 year warrant to purchase up to 862,069 shares of Charys common stock at $0.35 per share.

     The initial availably for this facility was $2.6 million, used principally to pay off Frost Bank (as described below) and general working capital purposes.

     RETIREMENT OF LINE OF CREDIT WITH THE FROST NATIONAL BANK. On July 29, 2005 pursuant to the April 28, 2005 agreement with The Frost Bank we did the following:

     We delivered to Frost Bank a cash payment of $2,500,000.

     We executed a promissory note in favor of Frost Bank in the amount of $300,000 paying interest at 12 percent per annum, maturing 13 months after being issued.

     We also executed in payment of certain fees and expenses a promissory note in favor of Frost Bank in the amount of $100,000 paying interest at 12 percent per annum, maturing 6 months after being issued.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  JULY  31,  2005 (FISCAL 2006) COMPARED TO THE THREE MONTHS
ENDED  JULY  31,  2004  (FISCAL  2005).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                 2006                 2005          $ Change    % Change
                          ------------------  -------------------  ----------  ----------
Revenues                  $6,055,196  100.0%  $1,663,903   100.0%  $4,391,293     263.9%

Gross profit               1,241,172   20.5      692,850    41.6      548,322      79.1

Operating expenses         1,537,976   25.4      572,411    34.4      965,565     168.7

Other income(expense)      1,496,921   24.7       (2,903)   (0.2)   1,499,824     N/M

Net earnings               1,200,117    1.4      117,536     N/M    1,082,581     921.1

Net earnings per share:

Basic                           0.15                0.02                 0.12     511.9

Diluted                         0.11                0.02                 0.09     391.1%

     REVENUES. Consolidated revenues increased by $4,391,293 or 263.9% to $6,055,196 during the three months ended July 31, 2005 as compared to the sane period in the prior year due mainly to the acquisition of CCI. The following table presents our revenues by segment of the three months ended July 31, 2005 and 2004.

                          2006                 2005         $ Change    % Change
                   ------------------  ------------------  -----------  ---------
Telecommunication
Infrastructure
Service            $4,965,372   82.0%  $        0    -  %  $4,965,372       N/M%

General Business
Support Services    1,089,824   18.0    1,363,903   82.0     (274,079)     (20.1)

Other                       0      -      300,000   18.0     (300,000)      N/M
                   ------------------  ------------------  -----------

Total              $6,055,196  100.0%  $1,663,903  100.0%  $4,391,293      263.9%
                   ------------------  ------------------  -----------

     Telecommunication Infrastructure Services revenues for the three month period ended July 31, 2005 are from CCI. CCI was acquired on March 4, 2005.

     General Business Support Services decreased by $274,079 or 20.1%, to $1,089,824. Over all gross client billings for the three months ended July 31, 2005 declined when compared to the same period in the prior year. This decline is due mainly to a net loss in clients during the period.

     Other revenues include fees paid to Charys in June, 2004 of $300,000 related to the sale of the property as provided for in the Real Estate Agreement dated March 8, 2004. There are no such fees paid to the Company during the three months ended July 31, 2005.

     GROSS PROFIT. Consolidated gross profit increased by $548,322 or 79.1% to $1,241,172 during the three months ended July 31, 2005. The increase is due directly to the acquisition of CCI which reported gross profits of $959,637 and was partly offset by the Company not receiving any fee income of $300,000 as it did in the same period in the prior year.

     OPERATING EXPENSES. Consolidated operating expenses increased by $965,565 or 168.7% to $1,537,976 for the three month period ended July 31, 2005 as compared to the sane period in the prior year. The following table presents our operating expenses for the three months ended July 31, 2005 and 2004.

                         2006               2005        $ Change  % Change
                  ------------------  ----------------  --------  ---------
General and
Administrative    $1,407,971   91.5%  $560,880   98.0%  $874,091     151.1%

Depreciation and
amortization         130,005    8.5     11,531    2.0    118,474    1027.4
                  ------------------  ----------------  --------

Total             $1,537,976  100.0%  $572,411  100.0%  $965,565     168.7%
                  ------------------  ----------------  --------

     General and administrative expenses increased by $874,091 or 151.0% to $1,407,971 for the three month period ended July 31, 2005 as compared to the sane period in the prior year. The increase in expenses is a result of the following:

          - Increase expenses of $137,706 or 75.5% at the Holding Company as a result of the increase in corporate activities during for the three month period ended July 31, 2005 as compared to the same period in the prior year.

          - Expenses of $718,250 for CCI for the three month period ended July 31, 2005 as compare to no expenses in the same period in the prior year. CCI was acquired on March 4, 2005.

     Depreciation and amortization increased by $118,474 or 1027.4% to $130,005 for the three month period ended July 31, 2005. The increased expenses are a direct result of the CCI acquisition on March 4, 2005

     OTHER INCOME. Consolidated other income increased by $1,499,824 from an expense of $2,903 the same period in the prior year to $1,496,921 for the three month period ended July 31, 2005. The following table presents our other income for the three months ended July 31, 2005 and 2004.

                          2006                2005        $  Change    %  Change
                   -------------------  ----------------  -----------  ---------
Gain on debt
retirement         $1,596,355   106.6%  $     0    -   %  $1,596,355     N/M%

Interest expense     (105,195)   (7.0)   (1,482)   51.1     (103,713)   (6998.2)

Other income, net       5,761     0.4    (1,421)   49.1        7,182      N/M
                   -------------------  ----------------  -----------

Total              $1,496,921   100.0%  $(2,903)  100.0%  $1,499,824     N/M%
                   -------------------  ----------------  -----------

     Gain on debt retirement in the amount of $1,596,355 during the three month period ended July 31, 2005 was a result of a transaction that closed on July 29, 2005 with Frost Bank relating to the retirement of the credit facility in the amount of $1.55 million that was due August 1, 2005. The terms of the Agreement are more fully described in the Company's 2005 Annual Report on Form 10-KSB. On July 29, 2005, Frost Bank released all debt security interests and liens relating to the credit line in consideration for the completion of the Agreement and having received from Charys a one-time cash payment of $2.5 million, a $300,000 promissory note from Charys in favor of Frost Bank, and 500,000 shares of Charys Series C preferred stock. The note bears interest at 12%, with accrued interest and principal due on August 28, 2006

     Upon completion of the transaction with Frost Bank, the Company recorded the cancellation of the remaining $2.05 million balance of the Frost Bank credit obligation. The Company also recorded debt and costs associated with the debt retirement, including the $300,000 promissory note, a fair value of $110,000 for the preferred stock issued and $43,645 in expenses associated with the retirement transaction, resulting in a net gain on the term loan retirement of $1.6 million for the three months ended July 31, 2005, as shown in the accompanying consolidated statement of operations.

     In addition to the debt retirement consideration, the Company executed a $100,000 promissory note in favor of Frost Bank for unpaid interest and legal fees. The note bears interest at 12%, with accrued interest and principal due on January 27, 2006.

     Interest expense increased by $103,713 or 6998.2% to $105,195 for the three month period ended July 31, 2005 as compared to the same period in the prior year. The increased expenses are as a result of the CCI acquisition on March 4, 2005.

     NET INCOME. As a result of the factors described above, net income for the three month period ended July 31, 2005 was $1,200,117 as compared to $117,536 for the three month period ended July 31, 2004.

     Net  earings  per common share on 8.1 million basic shares was $0.15 and on
10.6 million diluted shares was $0.11 for the three month period ended July 31, 2005. Net earings per common share on 4.2 million basic shares and 5.1 million diluted shares was $0.02 for the three month period ended July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The independent auditors' report on our April 30, 2005 financial statements states that our recurring losses raise substantial doubt about our ability to continue as a going concern. Our revenues are currently insufficient to cover our operating costs and expenses. To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated, we will be required to raise additional capital from outside investors and/or bank or mezzanine lenders. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There is no assurance that we will be successful in raising the funds required. In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions. Equity financing could result in additional dilution to our existing stockholders.

     We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     At July 31, 2005, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $3,473,704 as compared to a deficiency of $4,717,622 at April 30, 2004. The reduction working capital deficiency of $1,243,918 is a result of the retirement of the Frost Bank line of credit which is more fully described in the Results of Operations - Other Income section of this filing.

     During the three month period ended July 31, 2005, we decreased our total debt outstanding to $3,592,793 from $5,421,209 at April 30, 2004. The decrease in debt is a result of the following:

- A net reduction in debt outstanding of $1,616,886 resulting from the CCI debt restructuring, whereby Frost Banks line of credit was replaced by a credit facility provided by CAPCO. The CCI Debt Restructuring is more fully described in foot note 5 to the Financial Statements

- A net repayment of short term borrowings totaling $205,000 during the period.

     NET CASH USED BY OPERATING ACTIVITIES. Net cash used by operating actives was $740,954 for the three month period ended July 31, 2005 as compared to $71,753 for the same period in the prior year.

     Net earnings of $1,200,117 for the three months ended July 31, 2005 adjusted for the impact of the debt retirement of $1,596,355 and a net $475,571 change in working capital was offset by depreciation and amortization expense of $130,005.

     NET CASH PROVIDED BY INVESTING ACTIVITIES. Net cash provided by investing activities was $15,944 in during the three months ended July 31, 2005 as compared to net cash used of $1,619 during the same period during in the prior year.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash used in financing activities was $245,409 during the three months ended July 31, 2005 as compared to net cash provided of $169,481 during the same period during in the prior year. The net use of cash was impacted by the net reduction of $305,538 in borrowings plus financing expenses offset by a net increase in the Company's line of credit.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     Other Contingent Payments. We have entered into certain earn-out agreements as part of the consideration in each of the acquisitions to date. As of July 31, 2005, the maximum earn-out payable is $19.1 million payable over the next two years should each of the companies achieve the maximum results as provided for in the earn-out agreements.

     As of July 31, 2005, we estimate our total liability under each of the earn-out agreements to be $2,679,180. This estimate is based on the current and estimated performance of each of the companies.

     Make Whole Provision. We have entered into certain make whole agreements as part of the consideration in each of the acquisitions to date. The make whole adjustment typically is effective when our common stock, issued as part of a transaction, trades at a price less than $4.00 at a point in time typically two years from the effective date. At such time additional shares and/or cash, at our sole discretion, will be delivered to the holder of the shares. Typically, the make whole adjustment will not apply if the average market price per share for our common stock for the 20 trading days ending on the date which is 24 months from the effective date is equal to or greater than $4.00 per share, or the average market price per share for our common stock for any 20 consecutive trading days during the period commencing after the effective date or greater than $4.25 per share. Under either circumstance, the shares of our common stock issued at the effective date would not be adjusted. Otherwise, the Make Whole Calculation will apply.

     Capital Expenditures Commitments. As of the date of this report, we do not have any material capital expenditures commitments. Our capital requirements, particularly as they relate to our desire to expand through acquisitions, have been and will continue to be significant. Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future acquisition programs.

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

     As discussed by our accountants in the audited financial statements included in Item 7 of our 2005 Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR APRIL 30, 2005 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

OFF-BALANCE SHEET ARRANGEMENT

     None.

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

     In July 2005 we notified our president, Ben Holcomb, of termination of his employment agreement. Shortly thereafter, Mr. Holcomb notified us of his intent to file a civil action against us for monetary damages he claims he is entitled to as a result of the termination of his contract. As of the date of this report, no such action has been filed.

     In July 2005 we notified our vice president for business development, Ed Acosta, of termination of his employment agreement. Shortly thereafter, Mr. Acosta notified us of his intent to file a civil action against us for monetary damages he claims he is entitled to as a result of the termination of his contract. As of the date of this report, no such action has been filed.



ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS.

     On April 16, 2005 an advance of $50,000 was made to us by a stockholder, Janet Risher, who is also the wife of one of our directors, Richard Mangiarelli. On June 6, 2005 the advance was repaid with 240,000 shares of our common shares issued to Ms. Risher.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. Ms. Risher took the securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

EXHIBIT
-------
  NO.                         IDENTIFICATION OF EXHIBIT
  ---                         -------------------------
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


10.30*   Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Ben Holcomb.
10.31*   Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Raymond J.
         Smith.
10.32*   Joint Venture Agreement dated May, 2004 between Ruby Belle, LLC, Ted C. Russell, and Charys
         Holding Company, Inc.
10.33*   Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc.
10.34*   Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company,
         Inc.
10.35*   Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
         Year 2004 dated July 19, 2004 filed as an exhibit to a registration statement on Form S-8 on July 29,
         2004.
10.36*   Agreement and Contract for Sale dated April 29, 2005, between CCI Telecom, Inc. and CCI Associates,
         Inc.
10.37*   Agreement dated April 25, 2005, between Frost Bank, Contemporary Constructors, Inc., CCI Telecom,
         Inc., CCI Integrated Solutions, Inc., Berkshire Wireless, Inc., Michael J. Novak and Charys Holding
         Company, Inc.
10.38*   Real Estate Contract of Sale dated April 29, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys
         Holding Company, Inc.
10.39*   Lease Contract dated May 1, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys Holding
         Company, Inc.
10.40*   Frost Registration Rights Agreement No.1 dated April 25, 2005, between The Frost National Bank and
         Charys Holding Company, Inc.
10.41*   Third Modification, Renewal and Extension Agreement between The Frost National Bank and
         Contemporary Constructors with respect to $2,177,083.45, dated January 1, 2005.
10.42*   Third Modification, Renewal and Extension Agreement between The Frost National Bank and
         Contemporary Constructors with respect to $6,500,000.00, dated February 1, 2005.
10.43*   Sixth Amendment to Business Loan Agreement between Contemporary Constructors and The Frost
         National Bank, dated February 1, 2005.
10.44*   Arbitration and Notice of Final Agreement between The Frost National Bank and Charys Holding
         Company, Inc., dated May 2, 2005.
10.45    Guaranty Agreement between Frost Bank and Contemporary Constructors, Inc., dated July 28, 2005.
10.46    Guaranty Agreement between Charys Holding Company, Inc., CCI and CAPCO, dated July 27, 2005.
10.47    Guaranty Agreement between Frost Bank and CCI Telecom, Inc., dated July 28, 2005.
10.48    Guaranty Agreement between Frost Bank and Berkshire Wireless, Inc., dated July 28, 2005.
10.49*   Guaranty Agreement between Frost Bank and CCI Integrated Solutions, Inc., dated July 28, 2005.
10.50*   Guaranty Agreement between Frost Bank and Michael J. Novak, dated July 28, 2005.
10.51*   Contract for Sale and Security Agreement between CCI Telecom, Inc. and CAPCO, dated July 18, 2005.
10.52*   Amendment No. 1 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
         CAPCO dated July 26, 2005.
10.53*   Amendment No. 2 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
         CAPCO, dated July 27, 2005.
10.54*   Promissory Note between Frost Bank and Charys Holding Company, Inc., dated July 28, 2005.
10.55*   Put Agreement between Michael J. Novak and Frost Bank, dated July 28, 2005.
10.56*   Arbitration and Notice of Final Agreement between Frost Bank and Charys Holding Company, Inc., dated
         July 28, 2005.
14*      Code of Ethics.
31.1**   Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**   Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**   Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**   Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

___________

*    Previously Filed
**   Filed Herewith

(b)  Reports on Form 8-K.

- On May 6, 2005, we filed a Form 8-K reporting a change in our certifying accountants from Malone & Bailey, PC to Miller, Ray, Houser & Stewart, LLP.

- On May 24, 2005, we filed a Form 8-K/A reporting the financial statements and pro forma financial information with respect to the acquisition of CCI Telecom, Inc. as described in the Form 8-K filed on March 10, 2005.

- On May 25, 2005, we filed a Form 8-K reporting the completion of the acquisition, sale, and lease of Lot 1, Block 1, New City Block 17865, Craighead Estates subdivision, in San Antonio, Texas, the agreement with Frost Bank relating to the restructuring of the credit facilities provided by Frost Bank to CCI, our wholly-owned subsidiary, and the issuance of 500,000 shares of our convertible Series C preferred stock to Frost Bank.

- On July 26, 2005, we filed a Form 8-K reporting that effective July 22, 2005 Benjamin F. Holcomb's employment as our president and chief operating officer was terminated.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHARYS HOLDING COMPANY, INC.

Dated:  September 14, 2005.

                                         By  /s/ Billy V. Ray, Jr.
                                             -----------------------------
                                             Billy V. Ray, Jr.,
                                             Chief Executive Officer