Form 10KSB/A
period 2005-04-30
CHARYS HOLDING CO INC
filed 2005-12-06
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO.4
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2005.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-18292

                          CHARYS HOLDING COMPANY, INC.
               (Exact name of issuer as specified in its charter)


               DELAWARE                                51-2152284
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State  issuer's  revenues  for  its  most  recent fiscal year:  $7,482,699.

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

     Transitional Small Business Disclosure Format (Check One):  Yes [_]  No [X]

                                                  TABLE OF CONTENTS


Item 1.         Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.         Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 3.         Litigation, Claims and Assessments. . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 4.         Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . 1
Item 5.         Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . 2
Item 6.         Management's Discussion and Analysis and Plan of Operation. . . . . . . . . . . . . . . 2
Item 7.         Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 8.         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. .10
Item 8A.        Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 9.         Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . .10
Item 10.        Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 11.        Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 12.        Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . .11
Item 13.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 14.        Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . .13
Signatures
Certifications

                                EXPLANATORY NOTE

     On September 6, 2005 we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB/A, Amendment No. 3 for the annual period ended April 30, 2004. This Amendment No. 4 to our Annual Report on Form 10-KSB/A is being filed to amend the information in Item 6, Management's Discussion and Analysis or Plan of Operation, and Item 7, Financial Statements, of Part I. Subsequent to the filing of Annual Report on Form 10-KSB/A, Amendment No. 3 for the annual period ended April 30, 2004, the Registrant's management and Audit Committee, after consultation with the Registrant's independent accountants, determined that the financial statements for the year ended April 30, 2005 required restatement to correct the accounting for two transactions occurring during that period which did not comply with U.S. generally accepted accounting principles. The filing of this Form 10-KSB/A, Amendment No. 4, is not an admission that our Form 10-KSB/A, Amendment No. 3 for the year ended April 30, 2005, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB/A. We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 4, to speak as of a later date or to reflect events which occurred at a later date.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the telecommunications and Internet industries, entry into new and developing markets, customer information systems, rapid technological change, the expansion of our network and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.     BUSINESS.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM 2.     DESCRIPTION OF PROPERTY.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM 3.     LEGAL PROCEEDINGS.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

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

RESULTS OF OPERATIONS

     Comparison of consolidated results of operations for the years ended April 30, 2005 with April 30, 2004.

                                           2005                     2004             $ Change    % Change
                                ------------------------  -------------------------  ----------  ---------
Revenues                        $7,482,699        100.0%  $ 4,704,328        100.0%  $2,778,371      59.1%

Gross profit                     1,876,102         25.1     1,477,630         31.4      398,472      27.0

Operating expenses               3,960,101         52.9     3,932,602         83.6       27,499       0.7

Other income                     1,285,401         17.2        35,054          0.7    1,250,347    3566.9

Net earnings (loss)               (798,598)         N/M    (2,419,918)         N/M    1,621,320       N/M %

Net earnings (loss) per share        (0.15)                     (0.53)                     0.38       N/M %

     Revenues. Consolidated revenues increased by $2,778,378 or 59.1 percent to $7,482,699 in fiscal 2005, due mainly to the acquisition of CCI in March, 2005. The following table presents our revenues by segment of the years ended April
30,  2005  and  2004.

                              2005                    2004            $ Change    % Change
                   -----------------------  -----------------------  -----------  ---------
Telecommunication
Infrastructure
Service            $2,693,273        36.0%  $        0           -%  $2,693,273        N/M%

General Business
Support Services    4,289,426        57.3    4,704,328       100.0     (414,902)      (8.8)

Other                 500,000         6.7            0           -      500,000        N/M
                   -----------------------  -----------------------  -----------

Total              $7,482,699       100.0%  $4,704,328       100.0%  $2,778,371       59.1%
                   -----------------------  -----------------------  -----------

     Telecommunication Infrastructure Services revenues for the two month period ended April 30, 2005 are from CCI. CCI was acquired on March 4, 2005.

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

                             2005                    2004             $ Change     % Change
                   -----------------------  -----------------------  ------------  ---------
General and
Administrative     $3,113,627        78.6%  $2,101,933        53.4%  $ 1,011,694       48.1%

Non-cash expenses
for services          698,057        17.6    1,766,665        44.9    (1,068,608)     (60.5)

Depreciation and
amortization          148,417         3.7       64,004         1.7        84,413      131.9
                   -----------------------  -----------------------  ------------

Total              $3,960,101       100.0%  $3,932,602       100.0%  $    27,499        0.7%
                   -----------------------  -----------------------  ------------

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

     Other Income. Consolidated other income increased by $2,155,347 or 6,1480.7 percent to $2,190,401 in fiscal 2005. The following table presents our other income for the years ended April 30, 2005 and 2004:


                                   2005                     2004             $ Change    % Change
                        ------------------------  ------------------------  -----------  ---------
Gain on debt
retirement              $1,450,985        112.9%  $        0         -   %  $1,450.985        N/M%

Gain (Loss) on sale of
real estate                (34,753)        (2.8)           0            -      (34,753)       N/M

Interest expense          (166,259)       (12.9)     (18,102)       (51.6)    (148,157)    (818.5)

Other income, net           35,428          2.8       53,156        151.6      (17,728)      33.4
                        ------------------------  ------------------------  -----------

Total                   $1,285,401        100.0%  $   35,054        100.0%  $1,250,347     3566.9%
                        ------------------------  ------------------------  -----------

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

     Loss on sale of real estate in the amount of $34,753 in fiscal 2005 was a result of transactions on April 29, 2005 whereby CCI acquired a property for the sole purpose of selling the property on that date. The transactions are described in the "Management's Discussion and Analysis - Acquisitions and Related Transactions" (Purchase of Real Estate and Sale and Leaseback of Real Estate) in Item 1 of this Annual Report.

     Interest expense increased by $148,157 or 818.5 percent to $166,259 in fiscal 2005. The increased expenses as a result of the CCI acquisition on March 4, 2005, and covers the two month period through April 30, 2005.

     Net Income. As a result of the factors described above, net loss for fiscal 2005 was $798,598 as compared to a net loss of $2,419,918 in fiscal 2004. Net loss per common share on 5.3 million basic shares was $0.15 and on 5.9 million diluted shares was $0.15, as compared to in fiscal 2004 net loss per common share on 4.2 million basic and diluted shares was $0.53. See "Management's Discussion and Analysis - Other Information" in Item 6 of this Annual Report for a reconciliation of EBITDA to Net Income.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations as of April 30, 2005:

                                               PAYMENT DUE BY PERIOD
                                    ----------------------------------------------
     OBLIGATIONS          TOTAL       1 YEAR    2-3 YEARS   4-5 YEARS    5+ YEARS
     -----------------  ----------  ----------  ----------  ----------  ----------
     Capital Leases     $   15,409  $   15,409  $        -  $        -  $        -
     Operating Lease     3,657,349     883,185   1,081,206     532,978   1,159,980
     Long term debt        274,758           -     274,758           -           -
                        ----------------------------------------------------------
     Total obligations  $3,947,516  $  898,594  $1,355,964  $  532,978  $1,159,980
                        ----------------------------------------------------------

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

                         2005          2004        $ Change      % Change
                     ------------  ------------  ------------  ------------
Net earnings (loss)  $  (798,598)  $(2,419,918)  $  1,621320           N/M%

Income tax                     0             0             -             -

Interest expense         166,259        18,102       148,157         818.5

Depreciation and
Amortization             148,417        64,004        84,413          33.4
                     ------------  ------------  ------------

EBITDA               $  (483,922)  $(2,337,812)  $ 1,853,890           N/M%
                     ------------  ------------  ------------

     EBITDA improved by $1,853,890 in fiscal 2005 as compared to fiscal 2004, primarily due to the transactions related to the gain on the retirement of debt. and the reduction of non-cash expenses for services; partially offset operating losses, the loss on the sale of real estate and increased expenses at the holding company level.

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Form 10-KSB/A, Amendment No. 3 as indexed in the appendix on page F/S-1 through F/S-25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM 8A.    CONTROLS AND PROCEDURES.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM  8B.    OTHER INFORMATION.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

PART  III

ITEM 9.      DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM 10.     EXECUTIVE COMPENSATION.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM 13.     EXHIBITS.

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


10.34*   Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company, Inc.
10.35*   Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
         Year 2004 dated July 19, 2004 filed as an exhibit to a registration statement on Form S-8 on July 29, 2004.
10.36*   Agreement and Contract for Sale dated April 29, 2005, between CCI Telecom, Inc. and CCI Associates, Inc.
10.37*   Agreement dated April 25, 2005, between Frost Bank, Contemporary Constructors, Inc., CCI Telecom,
         Inc., CCI Integrated Solutions, Inc., Berkshire Wireless, Inc., Michael J. Novak and Charys Holding
         Company, Inc.
10.38*   Real Estate Contract of Sale dated April 29, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys
         Holding Company, Inc.
10.39*   Lease Contract dated May 1, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys Holding
         Company, Inc.
10.40*   Frost Registration Rights Agreement No.1 dated April 25, 2005, between The Frost National Bank and
         Charys Holding Company, Inc.
10.41*   Third Modification, Renewal and Extension Agreement between The Frost National Bank and
         Contemporary Constructors with respect to $2,177,083.45, dated January 1, 2005.
10.42*   Third Modification, Renewal and Extension Agreement between The Frost National Bank and
         Contemporary Constructors with respect to $6,500,000.00, dated February 1, 2005.
10.43*   Sixth Amendment to Business Loan Agreement between Contemporary Constructors and The Frost
         National Bank, dated February 1, 2005.
10.44*   Arbitration and Notice of Final Agreement between The Frost National Bank and Charys Holding
         Company, Inc., dated May 2, 2005.
10.45    Guaranty Agreement between Frost Bank and Contemporary Constructors, Inc., dated July 28, 2005.
10.46    Guaranty Agreement between Charys Holding Company, Inc., CCI and CAPCO, dated July 27, 2005.
10.47    Guaranty Agreement between Frost Bank and CCI Telecom, Inc., dated July 28, 2005.
10.48    Guaranty Agreement between Frost Bank and Berkshire Wireless, Inc., dated July 28, 2005.
10.49*   Guaranty Agreement between Frost Bank and CCI Integrated Solutions, Inc., dated July 28, 2005.
10.50*   Guaranty Agreement between Frost Bank and Michael J. Novak, dated July 28, 2005.
10.51*   Contract for Sale and Security Agreement between CCI Telecom, Inc. and CAPCO, dated July 18, 2005.
10.52*   Amendment No. 1 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
         CAPCO dated July 26, 2005.
10.53*   Amendment No. 3 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
         CAPCO, dated July 27, 2005.
10.54*   Promissory Note between Frost Bank and Charys Holding Company, Inc., dated July 28, 2005.
10.55*   Put Agreement between Michael J. Novak and Frost Bank, dated July 28, 2005.
10.56*   Arbitration and Notice of Final Agreement between Frost Bank and Charys Holding Company, Inc., dated
         July 28, 2005.
14*      Code of Ethics.
21*      Subsidiaries.
31.1**   Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**   Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**   Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**   Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

---------
*  Previously Filed
**  Filed Herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES  AND SERVICES.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date December 5, 2005.
                                       CHARYS HOLDING COMPANY, INC.


                                       By /s/ Billy V. Ray, Jr.
                                         ---------------------------------------
                                         Billy V, Ray, Jr.
                                         Chief Executive Officer


                                       By /s/ Raymond J. Smith
                                         ---------------------------------------
                                         Raymond J. Smith
                                         Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                      Date
-----------------------       -----------------------       ----------------
 /s/ Billy V. Ray, Jr.
-----------------------       Chief Executive Officer       December 5, 2005
   Billy V. Ray, Jr.

 /s/ Raymond J. Smith.
-----------------------       Chief Financial Officer       December 5, 2005
   Raymond J. Smith

 /s/ Richard Mangiarelli
------------------------             Director               December 5, 2005
   Richard Mangiarelli

 /s/ John Jordan.
-----------------------              Director               December 5, 2005
   John Jordan

 /s/ H. Alec McLarty.
-----------------------              Director               December 5, 2005
   H. Alec McLarty

 /s/ Neil L. Underwood
-----------------------              Director               December 5, 2005
   Neil L. Underwood

 /s/ David S. Gergacz.
-----------------------              Director               December 5, 2005
   David S. Gergacz.


 /s/ Michael Oyster
-----------------------              Director               December 5, 2005
   Michael Oyster

 /s/ Catherine B. McKee
-----------------------              Director               December 5, 2005
   Catherine B. McKee

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company currently has a significant working capital deficit with a limited borrowing capacity. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements as of April 30, 2005, and for the year then ended, have been restated.

//s// MILLER RAY HOUSER & STEWART LLP

Atlanta, GA
July 20, 2005, except for Note 2, as
to which the date is November 18, 2005

                                   Charys Holding Company, Inc.
                              (f/k/a Spiderboy International, Inc.)
                                   Consolidated Balance Sheets

                                                                      As of April 30,
                                                           ------------------------------------
                                                                 2005               2004
                                                           -----------------  -----------------
                                                            (Restated - see       (Restated
                                                                Note 2)         for combined
                                                                                 companies -
                                                                                   Note 7)
ASSETS

Current assets:
    Cash                                                   $      1,086,064   $              -
    Accounts receivables, net of allowance for doubtful
      accounts of $500,000 for 2005 and $0 for 2004               2,498,350            111,830
    Costs and estimated earnings in excess of billings on
      uncompleted contracts, net of reserves for contract
      losses of $300,000 for 2005                                 2,990,989                  -
    Other current assets                                            523,180            244,140
                                                           -----------------  -----------------
        Total current assets                                      7,098,583            355,970
                                                           -----------------  -----------------

Property and equipment:
    Equipment and vehicles                                          673,010            109,457
    Furniture and fixtures                                          118,353             75,621
    Leasehold improvements                                          130,566                  -
    Less accumulated depreciation and amortization                 (178,889)           (88,705)
                                                           -----------------  -----------------
      Property and equipment, net                                   743,040             96,373
                                                           -----------------  -----------------

Other assets:
    Goodwill                                                      3,974,834                  -
    Amortizable intangible assets, net of accumulated
      amortization of $43,000 at 2005                               129,000                  -
    Other non-current assets                                        334,326              1,188
                                                           -----------------  -----------------
        Total other assets                                        4,438,160              1,188
                                                           -----------------  -----------------

                          Total assets                     $     12,279,783   $        453,531
                                                           =================  =================

See notes to consolidated financial statements.

                                      Charys Holding Company, Inc.
                                  (f/k/a Spiderboy International, Inc.)
                                 Consolidated Balance Sheets (continued)

                                                                            As of April 30,
                                                                  ------------------------------------
                                                                        2005               2004
                                                                  -----------------  -----------------
                                                                   (Restated - see       (Restated
                                                                       Note 2)         for combined
                                                                                        companies -
                                                                                          Note 7)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                              $      3,801,936   $         29,189
    Accrued expenses                                                     1,949,954          2,188,019
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                394,678                  -
    Line of credit obligation                                            4,550,000                  -
    Short-term borrowings:
      Unrelated parties                                                    254,000             88,383
      Related parties                                                      308,512             34,000
    Current portion of long-term debt - unrelated parties                   33,945             18,951
                                                                  -----------------  -----------------
      Total current liabilities                                         11,293,025          2,358,542

Long-term debt:
    Unrelated parties                                                       13,820             15,267
    Related parties                                                        260,938            250,000
                                                                  -----------------  -----------------

                        Total liabilities                               11,567,783          2,623,809
                                                                  -----------------  -----------------

Stockholders' equity (deficit):
    Preferred stock; $0.001 par value; 5,000,000 shares
      authorized, 1,400,000 shares issued and outstanding:
        Series A                                                             1,000              1,000
        Series B                                                               400                  -
    Common stock; $0.001 par value; 300,000,000 shares
      authorized, 7,968,649 issued and outstanding for 2005 and
      4,862,767 for 2004                                                     7,969              4,863
    Additional paid-in capital                                           5,508,446          1,831,076
    Accumulated deficit                                                 (4,805,815)        (4,007,217)
                                                                  -----------------  -----------------
      Total shareholders' equity (deficit)                                 712,000         (2,170,278)
                                                                  -----------------  -----------------

            Total liabilities and shareholders' equity            $     12,279,783   $        453,531
                                                                  =================  =================

See notes to consolidated financial statements.

                              Charys Holding Company, Inc.
                          (f/k/a Spiderboy International, Inc.)
                          Consolidated Statements of Operations

                                                          Years Ended April 30,
                                                 ------------------------------------
                                                       2005               2004
                                                 -----------------  -----------------
                                                  (Restated - see       (Restated
                                                      Note 2)         for combined
                                                                       companies -
                                                                         Note 7)
Net revenues                                     $      7,482,699   $      4,704,328
Cost of revenues                                        5,606,597          3,226,698
                                                 -----------------  -----------------
  Gross profit                                          1,876,102          1,477,630
                                                 -----------------  -----------------

Operating expenses:
  General and administrative                            3,811,684          3,868,598
  Depreciation and amortization                           148,417             64,004
                                                 -----------------  -----------------
    Total operating expenses                            3,960,101          3,932,602
                                                 -----------------  -----------------

                                                 -----------------  -----------------
          Loss from continuing operations              (2,083,999)        (2,454,972)
                                                 -----------------  -----------------

Other income (expense):
  Gain on debt retirement                               1,450,985                  -
  (Loss) gain on sale of property and equipment           (34,753)            18,947
  Interest expense                                       (166,259)           (18,102)
  Other income, net                                        35,428             34,209
                                                 -----------------  -----------------
    Total other income (expense)                        1,285,401             35,054
                                                 -----------------  -----------------

          Net loss before income taxes                   (798,598)        (2,419,918)

Income tax expense (benefit)                                    -                  -
                                                 -----------------  -----------------

              Net loss                           $       (798,598)  $     (2,419,918)
                                                 =================  =================

Per share data - basic and diluted:
  Net loss                                       $          (0.15)  $          (0.53)
                                                 =================  =================
  Weighted average common shares outstanding            5,382,983          4,527,161
                                                 =================  =================

See notes to consolidated financial statements.

                                                 Charys Holding Company, Inc.
                                             (f/k/a Spiderboy International, Inc.)
                             Consolidated Statements of Changes in Shareholders' Equity (Deficit)

                                           Preferred Stock        Common Stock      Additional
                                         -------------------  --------------------    Paid-In      Accumulated
                                          Shares     Amount     Shares     Amount     Capital        Deficit         Total
                                         ---------  --------  ----------  --------  ------------  -------------  -------------
Balance at April 30, 2003
(Restated for combined  companies -
Note 7)                                          -  $      -   4,362,767  $  4,363     1,245,983  $ (1,483,595)  $   (233,249)

  Contributed capital from donated
rent and liabilities                                                                      76,593                       76,593

  Common stock issued for services
at $1.00 per share                                               500,000       500       499,500                      500,000

  Preferred stock-Series A issued for
services at $0.001 per share             1,000,000     1,000                               9,000                       10,000

  S-corporation shareholder
distributions                                                                                         (103,704)      (103,704)

Net loss                                                                                            (2,419,918)    (2,419,918)
                                         ---------  --------  ----------  --------  ------------  -------------  -------------
Balance at April 30, 2004                1,000,000     1,000   4,862,767     4,863     1,831,076    (4,007,217)    (2,170,278)

  Common stock issued for services
at $0.38 per share                                               248,371       248        94,133                       94,381

  Common stock issued for services
at $1.75 per share                                               344,958       345       603,331                      603,676

  Common stock issued for
acquisition at $0.45 per share                                 1,097,442     1,097       492,752                      493,849

  Common stock issued for services at
1.30 per share                                                   966,664       967     1,255,698                    1,256,665

  Common stock issued for  real
estate at $0.38 per share                                        344,959       345       130,739                      131,084

  Additional consideration for real
estate                                                                                   905,000                      905,000

  Common stock issued for services
at $0.35 per share                                               103,488       104        36,117                       36,221

  Preferred stock-Series B issued for
debt retirement at $0.40 per share         400,000       400                             159,600                      160,000

Net loss (Restated - see Note 2)                                                                      (798,598)      (798,598)
                                         ---------  --------  ----------  --------  ------------  -------------  -------------

Balance at April 30, 2005 Restated -
see Note 2)                              1,400,000  $  1,400  $7,968,649     7,969  $  5,508,446  $ (4,805,815)  $    712,000
                                         =========  ========  ==========  ========  ============  =============  =============

See notes to consolidated financial statements.

                                             Charys Holding Company, Inc.
                                        (f/k/a Spiderboy International, Inc.)
                                        Consolidated Statements of Cash Flows

                                                                                         Years Ended April 30,
                                                                                 ------------------------------------
                                                                                       2005               2004
                                                                                 -----------------  -----------------
                                                                                  (Restated - see       (Restated
                                                                                      Note 2)         for combined
                                                                                                       companies -
                                                                                                         Note 7)

Cash Flows From Operating Activities:
-------------------------------------
Net loss                                                                         $       (798,598)  $     (2,419,918)
Adjustments:
  Stock options expense                                                                    15,986                  -
  Stock issued for services                                                               698,058            510,000
  Income from debt retirement                                                          (1,450,985)                 -
  Loss on sale of real estate                                                              35,205                  -
  (Gain) loss on disposal of equipment                                                     (1,852)             3,289
  Gain on disposal of discontinued operations                                                   -            (18,947)
  Other non-current asset impairment                                                            -            244,421
  Depreciation and amortization expense                                                   148,417             64,004
  Changes in:
    Receivables                                                                         1,324,522           (111,830)
    Costs and estimated earnings in excess of billings on uncompleted contracts          (681,334)                 -
    Other current assets                                                                  (93,504)          (143,889)
    Accounts payable and accrued expenses                                                 644,432          1,708,845
    Billings in excess of costs and estimated earnings on uncompleted contracts            (2,428)                 -
                                                                                 -----------------  -----------------
              Net cash used in operating activities                                      (162,081)          (164,025)
                                                                                 -----------------  -----------------

Cash Flows From Investing Activities:
-------------------------------------
Proceeds from sale of real estate                                                       1,057,636                  -
Purchase of equipment                                                                     (38,223)            (1,240)
Proceeds from disposal of equipment                                                         3,099                  -
Increase in other non-current assets                                                     (212,923)           (40,138)
Cash acquired in subsidiary acquisition                                                    27,794                  -
                                                                                 -----------------  -----------------
              Net cash provided by (used in) investing activities                         837,383            (41,378)
                                                                                 -----------------  -----------------

Cash Flows From Financing Activities:
-------------------------------------
Net proceeds from short-term borrowings:
    Unrelated parties                                                                     215,617             62,120
    Related parties                                                                       224,512             34,000
S-corporation shareholder distributions                                                         -           (103,704)
Increase in long-term borrowings - related party                                           10,938                  -
Repayments on long-term borrowings                                                        (40,305)           (33,693)
                                                                                 -----------------  -----------------
              Net cash provided by (used in) financing activities                         410,762            (41,277)
                                                                                 -----------------  -----------------

Net increase (decrease) in cash                                                         1,086,064           (246,680)
Cash, beginning of year                                                                         -            246,680
                                                                                 -----------------  -----------------

Cash, end of year                                                                $      1,086,064   $              -
                                                                                 =================  =================

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

The Company's wholly owned subsidiaries and their principal lines of business are as follows:

- CCI Telecom, Inc. ("CCI") designs, constructs and maintains telecommunications infrastructure for customers that include major communication companies and defense contractors. Formed in 1980, it is headquartered in San Antonio, Texas with satellite offices in Dallas and Houston, Texas, and Lee, Massachusetts. CCI was acquired by Charys on March 4, 2005 (see Note 7).

- Personnel Resources of Georgia, Inc. ("PRG") is a Professional Employer Organization ("PEO") providing leased employee and turn-key human resource services for companies with operations in the Southeast United States. It is headquartered in Greenville, South Carolina, and was acquired by Charys effective July 1, 2004 (see Note 7).

- Innovative Corporate Solutions, Inc. ("ICS") is a development stage company formed and acquired in 2004 to provide employer payroll and human resource services.

2.   Restatement

Subsequent to the issuance of Charys' consolidated financial statements for the year ended April 30, 2005, the Company's management and Audit Committee, after consultation with the Company's independent accountants, determined that these financial statements required restatement to correct the accounting for two transactions occurring during this period which did not comply with U.S. generally accepted accounting principles.

The accompanying 2005 consolidated financial statements have been adjusted as follows:

- The  Company's  accounting  for the purchase of CCI Telecom, Inc. ("CCI") (see
Note 7) did not comply with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The purchase agreement contained an "earn-out" feature in which the sellers would be paid additional consideration should CCI achieve performance targets as defined in the agreement. The Company recorded additional goodwill and a contingent acquisition liability in the amount of $2.7 million in the purchase transaction based on management's estimate of the consideration that would likely be paid under the earn-out provision. SFAS 141 provides that contingent consideration should be recorded when the contingency is resolved, rather than as an estimated liability at the purchase date. Accordingly, goodwill and contingent acquisition liability were reduced by $2.7 million from the previously reported amounts.

- The Company's accounting for the purchase of real estate from CCI Associates, Ltd. ("CCI Associates") (see Note 12) did not comply with Emerging Issues Task Force ("EITF") 97-15, "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Combination." The purchase agreement provided for a "make-whole" provision in which the sellers are guaranteed additional consideration should the market price of Charys' common stock fail to achieve a target level as defined in the agreement. In recording the purchase, the Company did not account for the difference in the current market price versus the make-whole target price of Charys' common stock in determining the total consideration for the purchase. EITF 97-15 indicates that this difference should be included as consideration. By doing so, the Company has determined that the consideration given for this purchase should have been $905,000 more than what it recorded as basis in the real estate. Thus, the Company's subsequent sale of this real estate in the same period should have resulted in a loss of $34,753, rather than a gain of $870,247 as had been previously reported. Accordingly, gain on sale of property and equipment and retained earnings were reduced by $905,000, and additional paid-in capital was increased by $905,000 from the previously reported amounts.

The following table presents the effects of all the aforementioned adjustments on pre-tax income:

                                               Year Ended
                                             April 30, 2005
                                            ----------------

Net earnings, as originally reported        $       106,402
                                            ----------------

Adjustment for gain on sale of real estate         (905,000)

Related tax effect of adjustment                          -
                                            ----------------

Total adjustments, net of tax                      (905,000)
                                            ----------------

Net loss, as restated                       $      (798,598)
                                            ================

The reduction of retained earnings was off-set by the increase to additional paid-in capital of the same amount, resulting in no change to total shareholders' equity as previously reported. The adjustments had no effect on consolidated cash flows.

The following table presents the impact of the adjustments and restatements on a condensed basis.

                                                            As
                                                        Previously        As
                                                         Reported      Adjusted
                                                       ------------  ------------
Balance sheet - April 30, 2005:

  Goodwill                                             $ 6,654,014   $ 3,974,834

  Contingent acquisition liability                       2,679,180             -
  Additional paid-in capital                             4,603,446     5,508,446
  Accumulated deficit                                   (3,900,815)   (4,805,815)

Statement of operations - Year ended April 30, 2005:

  Gain (loss) on sale of property and equipment        $   870,247   $   (34,753)
  Total other income (expense)                           2,190,401     1,285,401
  Net earnings (loss) before income taxes                  106,402      (798,598)
  Net earnings (loss)                                      106,402      (798,598)

  Basic earnings (loss) per share                      $      0.02   $     (0.15)

  Diluted earnings (loss) per share                    $      0.02   $    $(0.15)

Notes  7,  9,  11,  13  and  19  have been restated to reflect this restatement.

3.   Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Charys and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of CCI, acquired in a purchase transaction, are included since the date of acquisition. The acquisition of PRG was accounted for as a transfer of assets (Note 7). Accordingly, the accounts and transactions of PRG are presented in the consolidated balances of Charys as if the acquisition had occurred at the beginning of fiscal year 2004.

Change From Development Stage Company Status
--------------------------------------------
Prior to the first quarter of fiscal year 2005, Charys and its predecessor were non-operational and engaged principally in reorganizing its corporate structure, developing its business model, seeking strategic acquisitions, developing a non-operational subsidiary, and effecting various agreements as described in its 2004 Annual Report on Form 10-KSB with the intent to generate future operating revenues. Accordingly, financial statements for all periods prior to May 1, 2004 had been presented as a development stage company, as prescribed by SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises". In the first quarter of fiscal year 2005, the Company commenced operations and exited the development stage by acquiring PRG, an operational subsidiary with significant business activity.

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

The Company accounts for the revenues of PRG, its staff leasing subsidiary, in accordance with EITF No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent". PRG's revenues are derived from its gross billings, which are based upon the payroll cost of its worksite employees and a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Because PRG is generally not responsible for the output and quality of work performed by the worksite employees, revenues in the accompanying consolidated statements of operations are presented net of worksite employee payroll costs (i.e. the "net method").

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

4.   Going Concern

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

5.   Fair Value of Financial Instruments

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

6.   Costs and Estimated Earnings on Contracts/Contract Backlog

Costs and estimated earnings on all contracts and backlog information as of April 30, 2005, and for the year then ended, are as follows:

Costs incurred on uncompleted contracts                     $ 42,647,555
Estimated earnings                                             6,717,059
Less allowance for uncompleted contract losses                  (300,000)
                                                            -------------

Net contract revenues recognized to date on uncompleted
  contracts                                                   49,064,614
Less billings to date                                        (46,468,403)
                                                            -------------

Net revenues recognized over billings                       $  2,596,211
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

7.   Acquisitions

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

Personnel Resources of Georgia, Inc.
------------------------------------
Effective July 1, 2004, the Company acquired all outstanding shares of PRG from Billy V. Ray, Jr., the controlling stockholder and CEO of Charys. Under the terms of the Stock Purchase Agreement between Charys and Mr. Ray, the minimum to be paid is $250,000, with additional consideration contingent upon five times the total earnings before interest, taxes, and depreciation of PRG over a period ending 12 months after the July 30, 2004 closing date of the acquisition, to a maximum of $1,250,000. The stock purchase was financed by a note to Mr. Ray for $250,000, with 6% interest payable monthly and commencing one year after the closing date. The note and additional consideration, if any, is payable two years after the closing date, and may be paid in cash or the common stock of Charys at the option of the Company. The total consideration to be paid, including the $250,000 minimum, is subject to reduction depending upon the ultimate outcome of certain pre-acquisition contingent liabilities of PRG, as disclosed in more detail in Note 9. Given the historic and projected performance of PRG and management's assessment of the likelihood the contingent liabilities will be realized, management believes it is remote that the total consideration to be paid will exceed $250,000.

Due to the common control and absence of non-controlling minority interests in PRG, the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 , and not as a purchase. Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity (Charys) recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity (PRG), and not at fair value in the case where the purchase method of accounting applies. Accordingly, the initial $250,000 consideration was reflected in the accompanying 2005 consolidated balance sheet as a reduction of stockholders' equity. As required by SFAS No.141, the accompanying consolidated financial statements are presented as if the transfer had occurred at the beginning of all periods presented.

CCI Telecom, Inc.
-----------------
On March 4, 2005, the Company, through a wholly-owned subsidiary, acquired all of the outstanding common stock of CCI Telecom, Inc. As initial consideration, the CCI shareholders received cash and 795,342 shares of Charys common stock, valued at $0.45 per share, which was the closing price on the acquisition date. In connection with this acquisition, Charys also issued 302,100 common shares to consultants required under an agreement dated February 27, 2004.

Under the terms of the purchase agreement, the CCI shareholders may also be entitled to additional earn-out consideration in cash or Charys common stock over a two-year period following the acquisition, based on the performance of CCI. Under the purchase agreement formula, the maximum amount of the earn-out liability could be $5.4 million. The purchase agreement also provides for potential additional consideration to be paid, either in cash or Charys common stock, based on both the future stock performance of Charys and future earnings performance of CCI (see Note 9 - Other Contingencies). Under the purchase agreement formula, the maximum amount of this additional consideration could be $2.9 million. Additional consideration resulting in future periods from these earn-out if any, will be recorded to goodwill at the time these contingencies are resolved, and is not reflected in the Company's purchase accounting for this acquisition.

The Company determined the total cost of the acquisition at $3.5 million, with $600,000 in net liabilities assumed, resulting in an excess of consideration over value received of $4.1 million. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired contract backlog, which was valued at $172,000. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $4.0 million recorded as goodwill as of the acquisition date. The contract backlog intangible asset is being amortized at a rate which approximates the completion rate of the underlying acquired contracts. Due to the short term nature of the acquired contracts, this intangible asset will be fully amortized during fiscal year 2006.

The following summary presents the estimated fair values of the assets acquired and liabilities of CCI assumed as of the effective date of acquisition:

Current assets                              $ 6,119,857

Property and equipment                          715,108

Other non-current assets                        146,847
                                            -----------

    Total assets acquired                     6,981,812
                                            -----------

Current liabilities (other than bank debt)    4,246,438

Bank debt (all current)                       6,258,939
                                            -----------

    Total liabilities assumed                10,505,377
                                            -----------

    Net liabilities assumed                 $ 3,523,565
                                            ===========

Pro Forma Information
---------------------
Unaudited pro forma information for the Company is presented below as if the acquisition of CCI had taken place as of May 1 for each of the fiscal years presented. The reserve for contract losses of $1 million on the acquired CCI contracts, established by the Company through purchase accounting (see Note 10), has been included as losses in the 2005 pro forma information. As previously noted, the acquisition of PRG was accounted for as a transfer of assets, and thus results of its operations for the years presented are included in the accompanying audited consolidated statements of operations and not as pro forma information. This pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition of CCI been consummated at the dates assumed. Amounts are stated in thousands, except for the per share data.

                                     Years Ended April 30,
                                  --------------------------
                                      2005          2004
                                  --------------------------
                                   (Unaudited)   (Unaudited)

Revenues                          $    21,766   $    22,038

Net loss                          $    (3,511)  $    (4,791)

Basic and diluted per share loss  $     (0.56)  $     (0.85)

8.   Debt

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

Effective April 25, 2005, Charys entered into an agreement (the "Agreement") with Frost Bank relating to the retirement of these credit facilities. Pursuant to the terms of the Agreement, Frost Bank unconditionally canceled the outstanding obligation due under the term loan, the balance at that time of which was $1.67 million. The terms under which Charys satisfied CCI's obligation to Frost Bank for the term loan were as follows:

- Charys issued Frost Bank 400,000 shares of the Company's Series B preferred stock (see Note 11). Each share of the preferred stock is convertible into one share of Charys' common stock. The shares are non-voting and are not under any mandatory redemption requirements.

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

Long-Term  Debt
---------------

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

9.   Commitments and Contingencies

Commitments and contingencies not otherwise disclosed in these notes to the consolidated financial statements are as follows:

Operating Leases
----------------
The Company and its subsidiaries lease office space, equipment, automobiles, and office equipment under long-term, non-cancellable operating leases expiring in various years through 2015. Total rent expense for all leases for the years ended April 30, 2005 and 2004 was $293,080 and $7,641. Future minimum lease payments under non-cancellable operating leases at April 30, 2005 are as follows:

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

IRS Penalty Assessments
-----------------------
The tax penalty contingency of PRG referred to in Note 7 relates to IRS penalty assessments associated with the timing and method used by PRG to pay payroll taxes, primarily relating to fiscal year 2004 before its acquisition by Charys. PRG has been notified of penalty assessments of approximately $494,000 and $211,000 as of April 30, 2005 and 2004. Because a preponderance of these penalties relate to an erroneous method used to pay the taxes and not for late payment, management is currently negotiating with the IRS for a penalty reduction, however, there is no assurance any of the penalties will be abated. Accordingly, the Company has accrued for these assessments, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Other Contingencies
-------------------
Contained  in  the  purchase  agreements for the acquisition of PRG and CCI (see
Note 7) and purchase of real estate from CCI Associates (see Note 12) are "make-whole" provisions, whereby Charys is committed to issuing additional common shares or paying cash to the sellers if the market price of the Company's stock fails to achieve certain levels by the second anniversary of the effective dates of these transactions, in accordance with formulas set forth in the respective purchase agreements. Whether the make-whole amounts are paid in cash or in the Company's common stock is at the discretion of Charys. Should these contingencies materialize and Charys elects to issue additional common stock, further common stock issuances to consultants will be required under their agreement with Charys dated February 27, 2004.

The maximum additional consideration which could be paid under the make-whole provision relating to the CCI acquisition is $2.9 million. Regardless of Charys' stock performance, the extent to which this amount will be paid, if at all, is also subject to CCI achieving a minimum earnings target, as defined in the purchase agreement. Whether or not CCI will achieve this earnings target is unknown. Accordingly, the potential consideration associated with the make-whole provision and additional common shares which may be required for the consultants cannot be reasonably estimated. Therefore, the accompanying 2005 consolidated financial statements do not include any effects of this make-whole contingency. However, the effect of this contingency, should it occur, could be material.

As disclosed in Note 2, the maximum effect of the make-whole provision relating to the real estate purchase agreement has been reflected in the accompanying 2005 consolidated financial statements, as required by generally accepted accounting principles. As noted above, should this make-whole provision materialize and the Company's issues further common shares to the sellers in lieu of cash payment, the Company will be required to issue additional common share to consultants. The number of these shares to be issued, if any, cannot be reasonably estimated at this time.

10.  Reserves for Contract Losses

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

11.  Stockholders' Equity

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

Series B - On April 25, 2005, Charys issued Frost Bank 400,000 shares of Series B preferred stock (see Note 8). The shares are non-voting, and each share is convertible into one share of Charys' common stock. The shares are not under any mandatory redemption requirements.

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

Net loss, as reported                                        $  (798,598)

    Deduct: Total stock-based employee compensation
      expense determined under fair value -based method for
      all awards, net of related tax effects                    (465,500)
                                                             ------------

Pro forma net loss                                           $(1,264,098)
                                                             ============

Loss per share:
    Basic and diluted - as reported                          $     (0.15)
    Basic and diluted - pro forma                            $     (0.23)

The Company used the Black-Scholes options pricing model for measuring fair value. Variables used under this model were as follows:


                         Expected dividends         - 0-
                         Risk-free interest rate    4.09%
                         Volatility                  29%

Earnings Per Share
------------------
The computation of basic and diluted earnings per share is as follows for the years ended April 30, 2005 and 2004. Net loss for the year ended April 30, 2004 has been restated to reflect the combined companies disclosed in Note 7.

                                                             2005          2004
                                                          -----------  ------------
Numerator:

Net loss                                                  $ (798,598)  $(2,419,918)
                                                          ===========  ============

Denominator:

Weighted average shares outstanding - basic                5,382,983     4,527,161

Effect of dilutive securities - common stock options and
  convertible Series B preferred stock                     1,052,603             -
                                                          -----------  ------------

Weighted average shares outstanding - diluted              6,435,586     4,527,161
                                                          ===========  ============

Net loss per share of common stock:

Basic and diluted                                         $    (0.15)  $     (0.53)

12.  Real Estate Transactions

On April 29, 2005, the Company purchased the land and building comprising CCI's corporate headquarters from CCI Associates, Ltd. ("CCI Associates"). The Company issued 250,000 common shares to the sellers as consideration, assumed mortgage debt of $963,298, and incurred transaction costs and liabilities of $164,719. In connection with this acquisition, Charys also issued 94,959 common shares to consultants required under an agreement dated February 27, 2004 The purchase agreement also provides for potential additional consideration to be paid to the sellers, based on the future stock performance of Charys (see Note 9 - Other Contingencies). The resulting total purchase cost of the real estate was recorded at $2.2 million. Charys and CCI Associates are related parties, in that the president of CCI has a controlling interest in CCI Associates.

Concurrent with the purchase of the real estate, on April 29, 2005 the Company sold the property to an unrelated third party for $2.2 million, resulting in a loss (net of transaction costs) of $34,753. Effective May 1, 2005, the purchaser, CCI and Charys entered into a lease contract whereby the purchaser leased the property to CCI Telecom and Charys for a 10-year term, commencing on May 1, 2005, and terminating on April 30, 2015.

13.  Segment Reporting

The Company's operations have been classified into two business segments, telecommunication infrastructure services and general business support services. This segmentation best describes the business activities of the Company and how management assesses the Company's performance. Information about the nature of these segment services, geographic operating areas and customers is described in
Note 1. Summarized financial information by business segment for fiscal years 2005 and 2004 is presented below. All segment revenues were derived from external customers. No segment information for 2004 is depicted for telecommunications infrastructure services. As previously disclosed, the Company had no operations in this business segment until its purchase acquisition of CCI on March 4, 2005. Although the Company did not acquire PRG until July 1, 2004, information for this subsidiary is included in the 2004 segment information as if it had been acquired at the beginning of 2004 for the reason stated in Note
7.  Amounts  are  stated  in  thousands.

                                                 Years Ended April 30,
                                              --------------------------
                                                  2005          2004
                                              --------------------------
Net revenues:
  Telecommunications infrastructure services  $     2,693   $         -
  General Business Services                         4,290         4,704
                                              ------------  ------------
                                              $     6,983   $     4,704
                                              ============  ============

Depreciation and amortization:
  Telecommunications infrastructure services  $       110   $         -
  General Business Services                            38            64
                                              ------------  ------------
                                              $       148   $        64
                                              ============  ============

Loss from operations:
  Telecommunications infrastructure services  $      (506)  $         -
  General Business Services                          (461)         (557)
                                              ------------  ------------
                                              $      (967)  $      (557)
                                              ============  ============

Interest expense:
  Telecommunications infrastructure services  $       136   $         -
  General Business Services                            20            18
                                              ------------  ------------
                                              $       156   $        18
                                              ============  ============

Segment assets:
  Telecommunications infrastructure services  $    11,802   $         -
  General Business Services                           385           454
                                              ------------  ------------
                                              $    12,187   $       454
                                              ============  ============

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                       Years Ended April 30,
                                                    --------------------------
                                                        2005          2004
                                                    --------------------------
Net revenues:
  Total for reportable segments                     $     6,983   $     4,704
  Corporate                                                 500             -
                                                    ------------  ------------
  Total consolidated net revenues                   $     7,483   $     4,704
                                                    ============  ============

Depreciation and amortization:
  Total for reportable segments                     $       148   $        64
  Corporate                                                   -             -
                                                    ------------  ------------
  Total consolidated depreciation and amortization  $       148   $        64
                                                    ============  ============

Loss from operations:
  Total for reportable segments                     $      (967)  $      (557)
  Corporate                                              (1,117)       (1,898)
                                                    ------------  ------------
  Total consolidated loss from operations           $    (2,084)  $    (2,455)
                                                    ============  ============

Interest expense:
  Total for reportable segments                             156            18
  Corporate                                                  10             -
                                                    ------------  ------------
  Total consolidated interest expense                       166            18
                                                    ============  ============

Segment assets:
  Total for reportable segments                     $    12,187   $       454
  Corporate                                                  92             -
                                                    ------------  ------------
  Total consolidated assets                         $    12,279   $       454
                                                    ============  ============

14.  Income Taxes

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

The following is a reconciliation from the expected federal statutory income tax rate to the Company's actual income tax rate for the years ended April 30, 2005 and 2004:

                                      2005          2004
                                     -------       -------
Income tax (benefit) expected         0.34%        (0.34)%

Valuation allowance                  (0.34)%        0.34%
                                     -------       -------

Actual income tax (benefit)               -%           - %
                                     =======       =======

15.  Related Party Transactions

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

16.  Employee Benefit Plans

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

17.  Supplemental Cash Flow Information

Non-Cash Financing and Investing Activities
-------------------------------------------
- The acquisition of CCI on March 4, 2005 was a non-cash transaction, other than the nominal amount of cash acquired and cash paid, as shown in the accompanying 2005 consolidated statement of cash flows. As disclosed in Note 7, the Company acquired $2.8 million in net assets and assumed $6.3 million in bank debt, in exchange for common shares and a contingent earn out liability totaling $3.3 million.

- The purchase of real estate property on April 29, 2005 from CCI Associates (see Note 12) was a non-cash transaction in which the Company acquired the property in exchange for common shares and assumption of mortgages and purchase related liabilities totaling $1.3 million.

- On March 18, 2005, common shares valued at $1.3 million were exchanged for a liability due to consultants that had been accrued as of April 30, 2004 (see
Note  11).

- Liabilities owed to shareholders totaling $76,593 were donated as capital during the year ended April 30, 2004.

Cash Paid for Interest/Income Taxes
-----------------------------------
Cash paid for interest was $145,198 and $18,102 for the years ended April 30, 2005 and 2004. No cash was paid for income taxes for these years.

18.  Major Customers

The five largest customers of CCI represent 66% of its annual revenues, with its largest customer accounting for 33% of annual revenues. The six largest clients of PRG represent 39% of its client billings, with its largest client representing 13% of annual billings.

19.  Selected Quarterly Consolidated Financial Data (Unaudited)

                                            First       Second        Third       Fourth
                                           Quarter      Quarter      Quarter      Quarter
                                         -----------  ----------  -----------  ------------
Year Ended April 30, 2005
-------------------------
Net revenues                             $1,663,903   $1,286,108  $  975,216   $ 3,557,472

Gross profit                             $  692,850   $  516,093  $  263,431   $   403,728

Net earnings (loss)                      $  117,536   $   14,373  $ (821,891)  $  (108,616)

Diluted net earnings (loss) per share    $     0.02   $     0.00  $    (0.16)  $     (0.02)

Year Ended April 30, 2004
-------------------------
Net revenues                             $1,018,805   $1,256,355  $1,271,894   $ 1,157,274

Gross profit                             $  343,408   $  411,122  $  442,258   $   280,842

Net earnings (loss)                      $  (19,181)  $   42,808  $ (463,773)  $(1,979,772)

Diluted net earnings (loss) per share    $     0.00   $     0.00  $    (0.10)  $     (0.41)