Form 10QSB/A
period 2005-07-31
CHARYS HOLDING CO INC
filed 2005-12-06
CIK 845879

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

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .   3
  Item 2.  Management's Discussion and Analysis, and Plan of Operation.  14
  Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  21
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  21
  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  21
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  22
  Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .  22
  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .  22
  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .  22
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  22
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  27
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  29
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  31
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  32

                                EXPLANATORY NOTE

Subsequent to the issuance of the Registrant's consolidated financial statements for the three months ended July 31, 2005, the Registrant's management and Audit Committee, after consultation with the Registrant's independent accountants, determined that the financial statements for the year ended April 30, 2005 required restatement to correct the accounting for two transactions occurring during that period which did not comply with U.S. generally accepted accounting principles. The incorrect accounting treatment for those transactions and corrections made to the April 2005 financial statements are fully described in the restated financial statements contained in the Registrant's amended Annual Report on Form 10-KSB/A as filed on December 6, 2005. The filing of this Form 10-QSB/A is not an admission that our Form 10-QSB for the quarter ended July 31, 2005, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                           CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                              July 31, 2005
                                                         ------------------------
                                                         (Restated - See Note 2)
ASSETS
Current assets:
  Cash                                                   $               115,645
  Accounts receivables, net of allowance for doubtful
    accounts of $397,351                                               3,324,947
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                              2,204,820
  Other current assets                                                 1,082,388
                                                         ------------------------
      Total current assets                                             6,727,800
                                                         ------------------------

Property and equipment, net of accumulated depreciation  ------------------------
  and amortization of $285,275                                           665,840
                                                         ------------------------

Other assets:
  Goodwill                                                             3,974,834
  Amortizable intangible asset, net of accumulated
    amortization of $75,000                                               97,000
  Other non-current assets                                               296,727
                                                         ------------------------
      Total other assets                                               4,368,561
                                                         ------------------------

              Total assets                               $            11,762,201
                                                         ========================

See notes to consolidated financial statements.

                           CHARYS HOLDING COMPANY, INC.
                       (f/k/a Spiderboy International, Inc.)
                      CONSOLIDATED BALANCE SHEET (CONTINUED)
                                    (Unaudited)

                                                               July 31, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY                      (Restated - See Note 2)
                                                          ------------------------
Current liabilities:
  Accounts payable                                        $             3,402,806
  Accrued expenses                                                      2,355,925
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                 293,532
  Line of credit obligation                                             2,633,114
  Short-term borrowings:
    Unrelated parties                                                     149,000
    Related parties                                                       258,512
  Current portion of long-term debt - unrelated parties                    26,227
                                                          ------------------------
    Total current liabilities                                           9,119,116

Long-term debt:
  Unrelated parties                                                       300,000
  Related parties                                                         225,938

                                                          ------------------------

                  Total liabilities                                     9,645,054
                                                          ------------------------

Stockholders' equity:
  Preferred stock; $0.001 par value; 5,000,000 shares
    authorized, 1,900,000 shares issued and outstanding:
      Series A                                                              1,000
      Series B                                                                400
      Series C                                                                500
  Common stock; $0.001 par value; 300,000,000 shares
    authorized, 8,208,649 issued and outstanding                            8,209
  Additional paid-in capital                                            5,712,733
  Accumulated deficit                                                  (3,605,695)
                                                          ------------------------
    Total shareholders' equity                                          2,117,147
                                                          ------------------------

              Total liabilities and shareholders' equity  $            11,762,201
                                                          ========================

See notes to consolidated financial statements.

                           CHARYS HOLDING COMPANY, INC.
                       (f/k/a Spiderboy International, Inc.)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                    Three Months Ended July 31,
                                                  --------------------------------
                                                       2005             2004
                                                  --------------  ----------------
Net revenues                                      $   6,055,196   $     1,663,903
Cost of revenues                                      4,814,024           971,053
                                                  --------------  ----------------
  Gross profit                                        1,241,172           692,850
                                                  --------------  ----------------

Operating expenses:
  General and administrative                          1,407,971           560,880
  Depreciation and amortization                         130,005            11,531
                                                  --------------  ----------------
    Total operating expenses                          1,537,976           572,411
                                                  --------------  ----------------

                                                  --------------  ----------------
               Income (loss) from operations           (296,804)          120,439
                                                  --------------  ----------------

Other income (expense):
  Gain on debt retirement                             1,596,355                 -
  Interest expense                                     (105,195)           (1,482)
  Other income (expense), net                             5,761            (1,421)
                                                  --------------  ----------------
    Total other income (expense)                      1,496,921            (2,903)
                                                  --------------  ----------------

              Net earnings before income taxes        1,200,117           117,536

Income tax expense (benefit)                                  -                 -
                                                  --------------  ----------------
                  Net earnings                    $   1,200,117   $       117,536
                                                  ==============  ================

Per share data - basic:
  Net earnings                                    $        0.15   $          0.02
                                                  ==============  ================
  Weighted average common shares outstanding          8,114,736         4,862,778
                                                  ==============  ================

Per share data - diluted:
  Net earnings                                    $        0.11   $          0.02
                                                  ==============  ================
  Weighted average common shares outstanding         10,647,345         5,121,474
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
-------------------------------------
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

2.   Restatement

Subsequent to the issuance of Charys' consolidated financial statements for the three months ended July 31, 2005, the Company's management and Audit Committee, after consultation with the Company's independent accountants, determined that the financial statements for the year ended April 30, 2005 required restatement to correct the accounting for two transactions occurring during that period which did not comply with U.S. generally accepted accounting principles. The incorrect accounting treatment for those transactions and corrections made to the April 2005 financial statements are fully described in the restated financial statements contained in the Company's amended Annual Report on Form 10-KSB/A as filed on December 1, 2005.

The effects of the corrections to the April 2005 financial statements require restatement of the financial statements for the three months ended July 31, 2005 contained in the Company's Quarterly Report on Form 10-QSB as filed on September 14, 2005. Accordingly, the accompanying July 2005 consolidated financial statements have been adjusted as follows:

     - Goodwill and contingent acquisition liability were reduced by $2.7 million.

     - Accumulated deficit and additional paid-in capital were increased by $905,000.

These adjustments had no effect on total shareholders' equity, earnings, or cash flows for the three months ended July 31, 2005 as previously reported. The following table presents the impact of the adjustments and restatements on a condensed basis.

                                         As
                                     Previously        As
                                      Reported      Adjusted
                                    ------------  ------------
Balance sheet - July 31, 2005:
  Goodwill                          $ 6,654,014   $ 3,974,834
  Contingent acquisition liability    2,679,180             -
  Additional paid-in capital          4,807,733     5,712,733
  Accumulated deficit                (2,700,695)   (3,605,695)

Notes 7 and 12 have been restated to reflect this restatement.

3.   THE COMPANY

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, CCI Telecom, Inc. ("CCI"), Personnel Resources of Georgia, Inc. ("PRG"), and Innovative Corporate Solutions, Inc. ("ICS"). Charys is the successor to Spiderboy International, Inc. as the result of a merger and name change approved by the shareholders on June 25, 2004.

4.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In spite of its successful refinancing and partial retirement of the debt assumed in its acquisition of CCI, at present the Company has a $2.4 million working capital deficit. Although the Company has available a $5 million asset based credit facility (see Note 6), its borrowing capacity is limited to the extent of the qualified accounts receivable of CCI. The present condition continues to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of CCI. Management's plan to improve its overall financial condition includes the following:

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

6.   CCI DEBT RESTRUCTURING

On July 29, 2005, Charys, through its subsidiary CCI, closed on a new $5 million asset based credit facility with CAPCO Financial Company ("CAPCO"). The finance agreement provides for CAPCO to make cash advances to CCI based on 85% of accounts receivables that are 90 days or less from invoice date. The initial term of this agreement is 12 months from the closing date. Interest is payable on outstanding borrowings at the prime rate plus 6%. CAPCO also received a seven-year warrant to purchase up to 862,069 shares of Charys common stock at $0.35 per share. The facility is secured by a first lien position on the assets of CCI. The initial draw-down of the facility was approximately $2.6 million, of which $2.5 million was used to pay down CCI's existing line of credit with Frost Bank. Costs incurred to secure this financing, including the warrant valued at $45,027 (see Note 8) totaled $310,224. These costs were recorded as capitalized financing costs, to be amortized on a straight-line basis over the initial term of the finance agreement, and are included in other current assets in the accompanying consolidated balance sheet.

Concurrent with the closing on the CAPCO credit facility, on July 29, 2005 Charys completed the terms of an agreement (the "Agreement") entered into with Frost Bank on April 25, 2005 to retire CCI's remaining debt with Frost Bank, consisting of a $4.55 million outstanding line of credit obligation. The terms of the Agreement are more fully described in the Company's 2005 Annual Report on Form 10-KSB. On July 29, 2005, Frost Bank released all debt security interests and liens relating to the credit line in consideration for the completion of the Agreement and having received from Charys a one-time cash payment of $2.5 million, a $300,000 promissory note from Charys in favor of Frost Bank, and 500,000 shares of Charys Series C preferred stock (see Note 8). The note bears interest at 12%, with accrued interest and principal due on August 28, 2006.

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

7.   CONTINGENT LIABILITIES

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

Other  Contingencies.  The  purchase  agreements  for the acquisition of CCI and
---------------------
purchase of real estate from CCI Associates contain "make-whole" provisions, whereby Charys is committed to issuing additional common shares or paying cash to the sellers if the market price of the Company's stock fails to achieve certain levels by the second anniversary of the effective dates of these transactions, in accordance with formulas set forth in the respective purchase agreements. Whether the make-whole amounts are paid in cash or in the Company's common stock is at the discretion of Charys. Should these contingencies materialize and Charys elects to issue additional common stock, further common stock issuances to consultants will be required under their agreement with Charys dated February 27, 2004. Further details regarding these transactions and the consultants agreement are contained in the Company's Annual Report on Form 10-KSB.

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

The maximum effect of the make-whole provision relating to the real estate purchase agreement in the amount of $905,000 has been reflected in the accompanying 2005 consolidated financial statements, as required by generally accepted accounting principles. As noted above, should this make-whole provision materialize and the Company's issues further common shares to the sellers in lieu of cash payment, the Company will be required to issue additional common share to consultants. The number of these shares to be issued, if any, cannot be reasonably estimated at this time.

8.   SHAREHOLDERS' EQUITY

Preferred  Stock.  On  July 29, 2005, Charys issued Frost Bank 500,000 shares of
-----------------
Series C preferred stock as partial consideration for retirement of CCI debt (see Note 6). The shares were valued at the $0.22 per share market price of the Company's common stock as of that date, for a total value of $110,000. The shares are non-voting, and each share is convertible into one share of Charys' common stock. The shares are not under any mandatory redemption requirements. Charys also delivered a put option to Frost Bank with respect to these shares to sell the shares to Michael J. Novak, the previous and current president of CCI, at the price of $3.50 per share.

Common  Stock Warrant. As a part of the new credit facility agreement with CAPCO
---------------------
(see Note 6), on July 29, 2005 Charys will issue CAPCO a seven-year warrant to purchase up to 862,069 of Charys common stock at $0.35 per share. The Company used the Black-Scholes options pricing model for measuring fair value, resulting in a recorded value of $45,027. Variables used under this model were as follows:

               Expected dividends          $0
               Risk-free interest rate     4.09%
               Volatility                  29%

9.   EARNINGS PER SHARE

The  computation  of  basic  and  diluted  earnings  per  share  is  as follows:

                                                                           Three Months Ended July 31,
                                                                              2005            2004
                                                                         -------------  ---------------
Numerator:

Net earnings available to common stockholders                            $   1,200,117  $       117,536
                                                                         -------------  ---------------

Denominator:

Weighted average shares outstanding - basic                                  8,114,736        4,862,778
Effect of dilutive securities -
          common stock options and convertible Series B preferred stock      2,532,609          258,696
                                                                         -------------  ---------------

Weighted average shares outstanding - diluted                               10,647,345        5,121,474
                                                                         =============  ===============

Net earnings (loss) per share of common stock:
Basic                                                                    $        0.15  $          0.02
Diluted                                                                  $        0.11  $          0.02

10.  RELATED PARTY TRANSACTIONS

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

11.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash effects of transactions occurring during the three months ended July 31, 2005 were as follows:

     - A total of $310,224 in costs related to the new CAPCO credit facility were capitalized, which included accrued expenses of $182,490 and a common stock warrant valued at $45,027 (see Note 6). The cash portion of this transaction was $82,707, and is included in the accompanying statement of cash flows for the three months ended July 31, 2005.

     - Bank debt in the amount of $2.05 million was retired in exchange for a $300,000 promissory note, preferred stock valued at $110,000, and $9,367 in accrued expenses relating to the retirement transaction (see
          Note 6). The cash portion of this transaction was $34,278, and is included in the accompanying statement of cash flows for the three months ended July 31, 2005.

     - Accrued expenses of $100,000 were restructured into a short-term promissory note (see Note 6).

     -    A  $50,000  advance  was  exchanged  for  common stock  (see Note 10).

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

                                                Three Months Ended July 31,
                                              -------------------------------
                                                   2005            2004
                                              --------------  ---------------
Net revenues:
  Telecommunications infrastructure services  $       4,965   $             -
  General business services                           1,090             1,364
                                              --------------  ---------------
                                              $       6,055   $         1,364
                                              ==============  ===============

Depreciation and amortization:
  Telecommunications infrastructure services  $         123   $             -
  General business services                               7                12
                                              --------------  ---------------
                                              $         130   $            12
                                              ==============  ===============

Income (loss) from operations:
  Telecommunications infrastructure services  $         118   $             -
  General business services                             (95)                6
                                              --------------  ---------------
                                              $          23   $             6
                                              ==============  ===============

Net earnings (loss):
  Telecommunications infrastructure services  $       1,615   $             -
  General business services                             (95)                4
                                              --------------  ---------------
                                              $       1,520   $             4
                                              ==============  ===============

Interest expense:
  Telecommunications infrastructure services  $         102   $             -
  General business services                               3                 1
                                              --------------  ---------------
                                              $         105   $             1
                                              ==============  ===============

Segment assets:
  Telecommunications infrastructure services  $      11,133   $             -
  General business services                             578               574
                                              --------------  ---------------
                                              $      11,711   $           574
                                              ==============  ===============

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                        Three Months Ended July 31,
                                                     -------------------------------
                                                          2005            2004
                                                     --------------  ---------------
Net revenues:
  Total for reportable segments                      $       6,055   $         1,364
  Corporate                                                      -               300
                                                     --------------  ---------------
  Total consolidated net revenues                    $       6,055   $         1,664
                                                     ==============  ===============

Depreciation and amortization:
  Total for reportable segments                      $         130   $            12
  Corporate                                                      -                 -
                                                     --------------  ---------------
  Total consolidated depreciation and amortization   $         130   $            12
                                                     ==============  ===============

Income (loss) from operations:
  Total for reportable segments                      $          23   $             6
  Corporate                                                   (320)              114
                                                     --------------  ---------------
  Total consolidated income (loss) from operations   $        (297)  $           120
                                                     ==============  ===============

Net earnings (loss):
  Total for reportable segments                      $       1,520   $             4
  Corporate                                                   (320)              114
                                                     --------------  ---------------
  Total consolidated net earnings (loss)             $       1,200   $           118
                                                     ==============  ===============

Interest expense:
  Total for reportable segments                      $        (105)  $             1
  Corporate                                                      -                 -
                                                     --------------  ---------------
  Total consolidated interest expense                $        (105)  $             1
                                                     ==============  ===============

Segment assets:
  Total for reportable segments                      $      11,711   $           574
  Corporate                                                     51               127
                                                     --------------  ---------------
  Total consolidated assets                          $      11,762   $           701
                                                     ==============  ===============

13.  INCOME TAXES

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

14.  SUBSEQUENT EVENT

On August 24, 2005 the Company sold a series of unsecured notes to unrelated parties for an aggregate of $400,000. The notes bear an annual rate of interest at 8%, and mature on January 3, 2006. At maturity, the minimum interest payment due will be one full year's interest payable with Charys' common stock. The total common stock issuable for the minimum interest due at maturity is 180,000 shares.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB/A to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB/A, as well as the financial statements in Item 7 of Part II of our Form 10-KSB/A for the fiscal year ended April 30, 2005.

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

     PURCHASE OF REAL ESTATE. Effective April 29, 2005, we and our wholly-owned subsidiary, CCI, CCI Associates, Ltd., ("CCI Associates") a Texas limited partnership, Novak Properties, Inc., a Texas corporation and Michael J. Novak, an individual, entered into an agreement whereby CCI acquired from CCI
Associates all of Lot 1, Block 1, New City Block 17865, Craighead Estates subdivision, in the City of San Antonio, Bexar County, Texas. As consideration for the property CCI paid off the outstanding mortgages in the amount of $963,298 and CCI Associates received 250,000 shares of our common stock. The shares issued to CCI Associates are subject to a Make Whole provision, whereby under certain circumstances former CCI shareholders would receive additional shares should the Charys common stock not trade at a per share price of at least $4.00 during the 24 month period following the acquisition.

     SALE AND LEASEBACK OF REAL ESTATE. Also effective April 29, 2005, CCI entered into a contract with Gur Parsaad Properties, Ltd., a Texas limited partnership ("Parsaad") whereby CCI sold the property to Parsaad for a total consideration of $2,200,000. Effective May 1, 2005, Parsaad, CCI and Charys entered into a lease contract whereby Parsaad leased the property to CCI Telecom and Charys for a 10 year term, commencing on May 1, 2005, and terminating on April 30, 2015. See "Description of Property" Item 2 of this Annual Report, regarding the terms of leaseback agreement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005 (FISCAL 2006) COMPARED TO THE THREE MONTHS ENDED JULY 31, 2004 (FISCAL 2005).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                 2005                 2006          $ Change   % Change
                          ------------------  -------------------  ---------------------
Revenues                  $6,055,196  100.0%  $1,663,903   100.0%  $4,391,293    263.9%

Gross profit               1,241,172   20.5      692,850    41.6      548,322     79.1

Operating expenses         1,537,976   25.4      572,411    34.4      965,565    168.7

Other income(expense)      1,496,921   24.7       (2,903)   (0.2)   1,499,824      N/M

Net earnings               1,200,117    1.4      117,536     N/M    1,082,581    921.1

Net earnings per share:

Basic                           0.15                0.02                 0.12    511.9

Diluted                         0.11                0.02                 0.09    391.1%

     REVENUES. Consolidated revenues increased by $4,391,293 or 263.9% to $6,055,196 during the three months ended July 31, 2005 as compared to the sane period in the prior year due mainly to the acquisition of CCI. The following table presents our revenues by segment of the three months ended July 31, 2005 and 2004.

                          2006                2005           $ Change     % Change
                   ------------------  ------------------  ------------------------
Telecommunication
Infrastructure
Service            $4,965,372   82.0%  $        0      -%  $4,965,372         N/M%

General Business
Support Services    1,089,824   18.0    1,363,903   82.0     (274,079)      (20.1)

Other                       0      -      300,000   18.0     (300,000)        N/M
                   ------------------  ------------------  -----------

Total              $6,055,196  100.0%  $1,663,903  100.0%  $4,391,293       263.9%
                   ------------------  ------------------  -----------

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

                         2005               2006        $ Change    % Change
                  ------------------  ----------------  --------  -----------
General and
Administrative    $1,407,971   91.5%  $560,880   98.0%  $874,091       151.1%

Depreciation and
amortization         130,005    8.5     11,531    2.0    118,474      1027.4
                  ------------------  ----------------  --------

Total             $1,537,976  100.0%  $572,411  100.0%  $965,565       168.7%
                  ------------------  ----------------  --------

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

     - Depreciation and amortization increased by $118,474 or 1027.4% to $130,005 for the three month period ended July 31, 2005. The increased expenses are a direct result of the CCI acquisition on March 4, 2005.

     OTHER INCOME. Consolidated other income increased by $1,499,824 from an expense of $2,903 the same period in the prior year to $1,496,921 for the three month period ended July 31, 2005. The following table presents our other income for the three months ended July 31, 2005 and 2004.

                          2005                2006         $ Change     % Change
                   -------------------  ----------------  -----------  ----------
Gain on debt
retirement         $1,596,355   106.6%  $     0       -%  $1,596,355        N/M%

Interest expense     (105,195)   (7.0)   (1,482)   51.1     (103,713)    (6998.2)

Other income, net       5,761     0.4    (1,421)   49.1        7,182         N/M
                   -------------------  ----------------  -----------

Total              $1,496,921   100.0%  $(2,903)  100.0%  $1,499,824         N/M%
                   -------------------  ----------------  -----------

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

     Net  earnings per common share on 8.1 million basic shares was $0.15 and on
10.6 million diluted shares was $0.11 for the three month period ended July 31, 2005. Net earnings per common share on 4.2 million basic shares and 5.1 million diluted shares was $0.02 for the three month period ended July 31, 2004.

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

     Net earnings of $1,200,117 for the three months ended July 31, 2005 adjusted for the impacted of the debt retirement of $1,596,355 and a net $475,571 change in working capital was offset by depreciation and amortization expense of $130,005.

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

RECENT DEVELOPMENTS

     Recent  developments  are  as  follows:

     On August 2, 2005 the Company sold 200,000 shares of common stock priced at market ($0.20 per share) to an officer of the Company for an aggregate consideration of $40,000.

     On August 24, 2005 the Company sold a series of unsecured notes to unrelated parties for an aggregate of $400,000. The notes bear an annual rate of interest at 8%, and mature on January 3, 2006. At maturity the minimum interest payment due will be one full year's interest payable with Charys common stock. The total common stock issuable for the minimum interest due at maturity is 180,000 shares.

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

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB/A, our revenue is currently insufficient to cover its costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

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

     On April 16, 2005 an advance of $50,000 was made to the Company by a shareholder. On June 6, 2005 the advance was repaid with 240,000 common shares.

ITEM  3.     DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM  5.     OTHER INFORMATION.

     None.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

EXHIBIT
--------
   NO.                                                 IDENTIFICATION OF EXHIBIT
--------  ------------------------------------------------------------------------------------------------------------

 2.1**    Plan and Agreement of Merger Between Spiderboy International, Inc. and Charys Holding Company, Inc.
          dated June 25, 2005 and filed with Definitive Proxy Statement dated June 11, 2004.
 3.1**    Articles of Incorporation of Rogers Hardware and Lumber Company filed on February 11, 1959 with the
          State of Minnesota.
          Certificate of Restated Articles of Incorporation of Rogers Hardware and Lumber Company filed on
 3.2**    December 10, 1968 with the State of Minnesota, changing the corporate name to Component Systems,
          Inc.
 3.3**    Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc.
          Modification of Statutory Requirements or Amendments of Articles of Incorporation of Prestine, Inc.
 3.4**    filed on April 23, 1968 with the State of Minnesota, changing the corporate name to High Country
          Ventures, Inc.
 3.5**    Amendment of Articles of Incorporation of High Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc.
 3.6**    Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Spiderboy International,
          Inc. filed on February 24, 2004 with the State of Minnesota.
 3.8**    Certificate of Incorporation of Charys Holding Company, Inc. filed on April 16, 2004 with the State of
          Delaware and filed with Definitive Proxy Statement dated June 11, 2004.
 3.9**    Certificate of Amendment of Certificate of Incorporation of Charys Holding Company, Inc. filed on May
          21, 2004 with the State of Delaware and filed with Definitive Proxy Statement dated June 11, 2004.


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


 10.18**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
          International, Inc., and John Jordan dated February 27, 2004, filed as an exhibit with the Preliminary
          Proxy Statement dated May 17, 2004.
 10.19**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
          International, Inc., and Bruce Caldwell dated February 27, 2004, filed as an exhibit with the Preliminary
          Proxy Statement dated May 17, 2004.
 10.20**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
          International, Inc., and Jimmy Villalobos dated February 27, 2004, filed as an exhibit with the
          Preliminary Proxy Statement dated May 17, 2004.
 10.21**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
          International, Inc., and Ash Mascarenhas dated February 27, 2004, filed as an exhibit with the Preliminary
          Proxy Statement dated May 17, 2004.
 10.22**  Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
          International, Inc., and Francis Zubrowski dated February 27, 2004, filed as an exhibit with the
          Preliminary Proxy Statement dated May 17, 2004.
 10.23**  Stock Purchase Agreement Between Charys Holding Company, Inc., Robert G. Barrow, Jr. and Mark D.
          Andrizzi dated April 21, 2004, filed as an Exhibit to Form 8-K dated April 21, 2004.
 10.25**  Charter of Compensation Committee dated April 28, 2004, filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
 10.26**  Charter of Audit Committee dated April 28, 2004 filed with the Form 10-KSB for the period ended April
          30, 2004, filed August 17, 2004.
 10.29**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Billy V. Ray filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
 10.30**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Ben Holcomb filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
 10.31**  Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Raymond J.
          Smith filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
 10.32**  Joint Venture Agreement between Ruby Belle, LLC, Ted C. Russell, and Charys Holding Company, Inc.
          filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004
 10.33**  Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc., filed with the Form 10-KSB for the period ended
          April 30, 2004, filed August 17, 2004.
 10.34**  Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company,
          Inc., filed with the Form 10-KSB for the period ended April 30, 2004, filed August 17, 2004.
 10.35**  Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
          Year 2004 dated July 19, 2004 filed as an exhibit to a registration statement on Form S-8 on July 29,
          2004.
 10.36**  Amendment To Ground Lease dated November 30, 2004 between Realm Insurance Company, and
          Charys Holding Company, Inc., filed with the Form 10-QSB for the period ended October 31, 2004, filed
          December __, 2004.
 10.37**  Plan and Agreement Between Charys Holding Company, Inc., Charys Acquisition Company, Inc. and
          CCI Telecom, Inc. dated March 4, 2005, filed as an Exhibit to Form 8-K dated March __, 2005.
 10.38**  Letter Agreement Between Charys Holding Company, Inc. and CCI Associates, LTD. Dated March 4,
          2005, filed as an Exhibit to Form 8-K dated March __, 2005.
 10.39**  Lease Contract dated May 1, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys Holding
          Company, Inc.
 10.40**  Frost Registration Rights Agreement No.1 dated April 25, 2005, between The Frost National Bank and
          Charys Holding Company, Inc.
 10.41**  Third Modification, Renewal and Extension Agreement between The Frost National Bank and
          Contemporary Constructors with respect to $2,177,083.45, dated January 1, 2005.
 10.42**  Third Modification, Renewal and Extension Agreement between The Frost National Bank and
          Contemporary Constructors with respect to $6,500,000.00, dated February 1, 2005.
 10.43**  Sixth Amendment to Business Loan Agreement between Contemporary Constructors and The Frost
          National Bank, dated February 1, 2005.
 10.44**  Arbitration and Notice of Final Agreement between The Frost National Bank and Charys Holding


          Company, Inc., dated May 2, 2005.
 10.45**  Guaranty Agreement between Frost Bank and Contemporary Constructors, Inc., dated July 28, 2005.
 10.46**  Guaranty Agreement between Charys Holding Company, Inc., CCI and CAPCO, dated July 27, 2005.
 10.47**  Guaranty Agreement between Frost Bank and CCI Telecom, Inc., dated July 28, 2005.
 10.48**  Guaranty Agreement between Frost Bank and Berkshire Wireless, Inc., dated July 28, 2005.
 10.49**  Guaranty Agreement between Frost Bank and CCI Integrated Solutions, Inc., dated July 28, 2005.
 10.50**  Guaranty Agreement between Frost Bank and Michael J. Novak, dated July  28,  2005.
 10.51**  Contract for Sale and Security Agreement between CCI Telecom, Inc. and CAPCO, dated July 18, 2005.
 10.52**  Amendment No. 1 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
          CAPCO dated July 26, 2005.
 10.53**  Amendment No. 2 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
               CAPCO, dated July 27, 2005.
 10.54**  Promissory Note between Frost Bank and Charys Holding Company, Inc., dated July 28, 2005.
 10.55**  Put Agreement between Michael J. Novak and Frost Bank, dated July 28, 2005.
 10.56**  Arbitration and Notice of Final Agreement between Frost Bank and Charys Holding Company, Inc., dated  July 28, 2005.
 31.1*    Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
          18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 31.2*    Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
          18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1*    Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
          18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
 32.2*    Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
          18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

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

- On July 26, 2005, we filed a Form 8-K reporting that effective July 22, 2005, Benjamin F. Holcomb's employment as our president and chief operating officer was terminated.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHARYS HOLDING COMPANY, INC.

Dated:  December 6, 2005.

                                        By /s/ Billy V. Ray, Jr.
                                          ----------------------------------
                                          Billy V. Ray, Jr.,
                                          Chief Executive Officer


                                        By /s/ Raymond J. Smith
                                          ----------------------------------
                                          Raymond J. Smith,
                                          Chief Financial Officer