Form 10QSB
period 2005-10-31
CHARYS HOLDING CO INC
filed 2005-12-15
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                         COMMISSION FILE NUMBER: 0-18292

                          CHARYS HOLDING COMPANY, INC.
                 (Name of small business issuer in its charter)

                DELAWARE                                 51-2152284
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 1117 PERIMETER CENTER WEST, SUITE N415                    30338
            ATLANTA, GEORGIA                             (Zip Code)
(Address of principal executive offices)

                                 (678) 443-2300
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2005, the issuer had 9,570,951 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [_] No  [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   3
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   3
    Item 2.  Management's Discussion and Analysis, and Plan of Operation  14
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  27
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  27
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  27
    Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  28
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  29
    Item 4.  Submission of Matters to a Vote of Security Holders . . . .  29
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  29
    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  29
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  35
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  36
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  37
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  38

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                         October 31, 2005
                                                         -----------------
ASSETS

Current assets:
  Cash                                                   $         265,074
  Accounts receivables, net of allowance for doubtful
    accounts of $397,351                                         3,746,766
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                        1,882,182
  Other current assets                                             935,891
                                                         -----------------
      Total current assets                                       6,829,913
                                                         -----------------

Property and equipment, net of accumulated depreciation  -----------------
  and amortization of $344,303                                     671,107
                                                         -----------------

Other assets:
  Goodwill                                                       3,974,834
  Amortizable intangible asset, net of accumulated
    amortization of $107,250                                        64,750
  Other non-current assets                                         557,715
                                                         -----------------
    Total other assets                                           4,597,299
                                                         -----------------

                       Total assets                      $      12,098,319
                                                         =================

See notes to consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                   (Unaudited)


                                                           October 31, 2005
                                                          ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $       3,248,646
  Accrued expenses                                                2,198,977
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                           525,289
  Line of credit obligation                                       2,528,447
  Short-term borrowings:
    Unrelated parties                                               549,000
    Related parties                                                  57,966
  Current portion of long-term debt:
    Unrelated parties                                               324,340
    Related parties                                                 190,188
  Current portion of capital lease obligations                        4,985
                                                          ------------------
    Total current liabilities                                     9,627,838

Long-term borrowings:
  Unrelated parties                                                  23,718
  Related parties                                                         -
  Capital lease obligations                                           4,140
                                                          ------------------

              Total liabilities                                   9,655,696
                                                          ------------------

Shareholders' equity:
  Preferred stock; $0.001 par value; 5,000,000 shares
    authorized, 1,900,000 shares issued and outstanding:
      Series A                                                        1,000
      Series B                                                          400
      Series C                                                          500
  Common stock; $0.001 par value; 300,000,000 shares
    authorized, 9,570,951 issued and outstanding                      9,571
  Additional paid-in capital                                      6,297,891
  Accumulated deficit                                            (3,866,739)
                                                          ------------------
    Total shareholders' equity                                    2,442,623
                                                          ------------------

              Total liabilities and shareholders' equity  $      12,098,319
                                                          ==================

See notes to consolidated financial statements.

                                       CHARYS HOLDING COMPANY, INC.
                                   (f/k/a Spiderboy International, Inc.)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                            Three Months Ended October 31,   Six Months Ended October 31,
                                            ------------------------------  ------------------------------
                                                 2005            2004            2005            2004
                                            --------------  --------------  --------------  --------------
Net revenues                                $   5,222,246   $   1,286,108   $  11,277,444   $   2,950,011

Cost of revenues                                3,973,795         770,015       8,787,819       1,745,121
                                            --------------  --------------  --------------  --------------

  Gross profit                                  1,248,451         516,093       2,489,625       1,204,890
                                            --------------  --------------  --------------  --------------

Operating expenses:

  General and administrative                    1,389,443         489,702       2,797,486       1,046,805

  Depreciation and amortization                   127,678           8,672         257,682          20,803
                                            --------------  --------------  --------------  --------------

    Total operating expenses                    1,517,121         498,374       3,055,168       1,067,608
                                            --------------  --------------  --------------  --------------

      Income (loss) from operations              (268,670)         17,719        (565,543)        137,282
                                            --------------  --------------  --------------  --------------

Other income (expense):

  Gain on sale of discontinued operation          229,044               -         229,044               -

  Interest expense                               (114,855)         (3,346)       (220,051)         (5,373)

  Other income (expense), net                    (106,560)              -       1,495,626               -
                                            --------------  --------------  --------------  --------------

    Total other income (expense)                    7,629          (3,346)      1,504,619          (5,373)
                                            --------------  --------------  --------------  --------------

  Net earnings (loss) before income taxes        (261,041)         14,373         939,076         131,909

Income tax expense (benefit)                            -               -               -               -
                                            --------------  --------------  --------------  --------------

        Net earnings (loss)                 $    (261,041)  $      14,373   $     939,076   $     131,909
                                            ==============  ==============  ==============  ==============

Per share data - basic:

  Net earnings                              $       (0.03)  $        0.00   $        0.11   $        0.03
                                            ==============  ==============  ==============  ==============

  Weighted average shares outstanding           9,101,757       4,862,778       8,608,246       4,862,778
                                            ==============  ==============  ==============  ==============

Per share data - diluted:

  Net earnings                              $       (0.03)  $        0.00   $        0.08   $        0.02
                                            ==============  ==============  ==============  ==============

  Weighted average shares outstanding          12,471,322       5,462,778      11,559,333       5,292,126
                                            ==============  ==============  ==============  ==============

See notes to consolidated financial statements.

                                 CHARYS HOLDING COMPANY, INC.
                            (f/k/a Spiderboy International, Inc.)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                Six Months Ended October 31,
                                                             --------------------------------
                                                                  2005             2004
                                                             ---------------  ---------------
Cash Flows From Operating Activities:
-------------------------------------
Net earnings                                                 $      939,076   $      131,909
Adjustments:
  Stock options expense                                                   -           15,986
  Income from debt retirement                                    (1,596,355)               -
  Loss on disposal of equipment                                       4,624                -
  Gain on sale of discontinued operation                           (229,044)               -
  Depreciation and amortization expense                             257,683           20,203
  Net change in current assets and liabilities                     (469,411)        (153,805)
                                                             ---------------  ---------------
        Net cash provided by (used in) operating activities      (1,093,427)          14,293
                                                             ---------------  ---------------

Cash Flows From Investing Activities:
-------------------------------------
Purchase of equipment                                              (116,153)          (3,860)
Proceeds from exercise of common stock options                       20,000                -
Proceeds from sale of restricted common stock                       557,320                -
Repayments on notes receivable                                            -            8,790
Increase in other non-current assets                               (223,889)               -
                                                             ---------------  ---------------
        Net cash provided by investing activities                   237,278            4,930
                                                             ---------------  ---------------

Cash Flows From Financing Activities:
-------------------------------------
Net increase (decrease) in line of credit obligation                 28,447                -
Cash paid for line of credit refinancing                           (116,985)               -
Net proceeds (repayments) on short-term borrowings:
    Unrelated parties                                               195,000          124,916
    Related parties                                                       -         (100,119)
Net proceeds (repayments) on long-term borrowings:
    Unrelated parties                                                   293          (12,456)
    Related parties                                                 (70,750)               -
Capital lease obligation payments                                      (846)          (1,288)
                                                             ---------------  ---------------
        Net cash provided by financing activities                    35,159           11,053
                                                             ---------------  ---------------

Net increase (decrease) in cash                                    (820,990)          30,276
Cash, beginning of period                                         1,086,064                -
                                                             ---------------  ---------------

Cash, end of period                                          $      265,074   $       30,276
                                                             ===============  ===============

See notes to consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004
                                   (Unaudited)

1.   BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited consolidated financial statements of Charys Holding Company, Inc. ("Charys" or the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB and subsequent amendments on Form 10-KSB/A for the year ended April 30, 2005 ("2005 Annual Report"). Operating results for the three months and six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006.

Certain amounts in the accompanying consolidated statements of operations and cash flows for the three months and six months ended October 31, 2004 have been reclassified in order to conform with the presentation of these statements for the three months and six months ended October 31, 2005.

2.   THE  COMPANY

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, CCI Telecom, Inc. ("CCI"), Personnel Resources of Georgia, Inc. ("PRG"), and Innovative Corporate Solutions, Inc. ("ICS"). Effective August 1, 2005, the Company sold all outstanding common shares of ICS (see Note 9). Charys is the successor to Spiderboy International, Inc. as the result of a merger and name change approved by the shareholders on June 25, 2004.

3.   GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In spite of its successful refinancing and partial retirement of the debt assumed in its acquisition of CCI, at present the Company has a $2.8 million working capital deficit. Although the Company has available a $5 million asset based credit facility and has secured other sources of short-term borrowing and equity financing (see Notes 5 and 8), its borrowing capacity under the credit facility is limited to the extent of the qualified accounts receivable of CCI and the additional financing obtained is insufficient to meet its working capital needs over the near-term. The present condition continues to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of CCI. Management's plan to improve its overall financial condition includes the following:

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

6.   SHORT-TERM  BORROWINGS

On August 24, 2005 the Company executed a series of unsecured notes with unrelated parties in exchange for an aggregate of $400,000 in cash. The notes bear an annual rate of interest at 8% and mature on January 3, 2006. At maturity, the minimum interest payment due will be for not less than a one year period, and will be payable in the form of restricted common stock of Charys. The total common stock to be issued for the minimum interest due at maturity is 160,000 shares.

7.   CONTINGENT  LIABILITIES  AND  COMMITMENTS

IRS  Penalty  Assessments.  As  disclosed in the Company's 2005 Annual Report on
--------------------------
Form 10-KSB, PRG has incurred IRS penalty assessments associated with the timing and method used by PRG to pay payroll taxes, primarily relating to fiscal year 2004 before its acquisition by Charys. As of October 31, 2005, PRG has been notified of penalty assessments of approximately $494,000. Because a preponderance of these penalties relate to an erroneous method used to pay the taxes and not for late payment, management is currently negotiating with the IRS for a penalty reduction, however, there is no assurance any of the penalties will be abated. Accordingly, the Company has accrued for these unpaid assessments, which are included in accrued expenses in the accompanying consolidated balance sheet.

Contingent  Acquisition Liability. As more fully disclosed in the Company's 2005
----------------------------------
Annual Report, under the terms of the purchase agreement relating to the acquisition of CCI on March 4, 2005, the CCI shareholders may also be entitled to additional ("earn-out") consideration in cash or Charys common stock over a two-year period following the acquisition, based on the performance of CCI. Under the purchase agreement formula, the maximum amount of the earn-out liability is $5.4 million. Under generally-accepted accounting principles, additional consideration resulting in future periods from this earn-out contingency, if any, will be recorded to goodwill at the time the contingency is resolved. Accordingly, the accompanying 2005 consolidated financial statements do not include any potential effects of this contingency, which could be material.

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

Acquisition Commitment. As more fully described on Form 8-K, on October 3, 2005,
-----------------------
Charys and Method IQ, Inc. signed a binding letter of intent for Charys to acquire Method IQ, Inc. in a stock and cash transaction. Subsequent to October 3, 2005, the parties have executed various documents in connection with the acquisition. The transaction will close when Charys has been able to secure the necessary financing.

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

Common Stock On June 5, 2005, the Company exchanged a short-term note payable to
------------
a related party for 240,000 common shares. In a series of transactions from August 1, 2005 to September 22, 2005, the Company sold

1,322,302 common shares to unrelated parties for total cash proceeds of $577,320. These shares are restricted from resale by the buyers for a period of one year after the purchase.

Common  Stock Warrant. As a part of the new credit facility agreement with CAPCO
---------------------
(see Note 5), on July 29, 2005 Charys issued CAPCO a seven-year warrant to purchase up to 862,069 of Charys common stock at $0.35 per share. The Company used the Black-Scholes options pricing model for measuring fair value, resulting in a recorded value of $45,027. Variables used under this model were as follows:

Expected dividends           $0
Risk-free interest rate     4.09%
Volatility                   29%

9.   SALE  OF  SUBSIDIARY

Effective August 1, 2005, the Company sold all outstanding common shares of its wholly-owned development stage subsidiary ICS to an officer of ICS. The Company issued the buyer 40,000 shares of Charys' common stock with a fair value of $9,200 in exchange for the buyer assuming net liabilities of ICS of $238,244, resulting in the Company realizing a gain on the sale of $229,044 as reflected in the accompanying consolidated statements of operations for the three months and six months ended October 31, 2005.

10.  EARNINGS  PER  SHARE

The  computation  of  basic  and  diluted  earnings  per  share  is  as follows:

                                                   Three Months Ended October 31, Six Months Ended October 31,
                                                                                  ----------------------------
                                                        2005           2004           2005           2004
                                                   --------------  -------------  -------------  -------------
Numerator:

Net earnings (loss)                                $    (261,041)  $      14,373  $     939,076  $     131,909
                                                   ==============  =============  =============  =============

Denominator:

Weighted average shares outstanding - basic            9,101,757       4,862,778      8,608,246      4,862,778
Effect of dilutive securities:

    Exercisable common stock options                   1,969,565         600,000      2,034,783        429,348

    Common stock warrant                                 500,000               -        258,152              -

    Convertible Series B preferred stock                 400,000               -        400,000              -

    Convertible Series C preferred stock                 500,000               -        258,152              -
                                                   --------------  -------------  -------------  -------------

    Weighted average shares outstanding - dilute      12,471,322       5,462,778     11,559,333      5,292,126
                                                   ==============  =============  =============  =============

Net earnings per share of common stock:

Basic                                              $       (0.03)  $        0.00  $        0.11  $        0.03

Diluted                                            $       (0.03)  $        0.00  $        0.08  $        0.02

11.  RELATED  PARTY  TRANSACTIONS

Transactions  with  related  parties  were  as  follows:

     - A significant customer of PRG is owned by an officer of PRG, who acquired this company in June 2004, prior to the acquisition of PRG by Charys. Net revenues (net of payroll costs) attributable to this customer were $34,553 and $38,436 for the three months ended October 31, 2005 and 2004, and $78,905 and $61,925 for the six months ended October 31, 2005 and 2004.

     - PRG has a month-to-month operating lease for its office space with a PRG officer-employee, who was an owner of a predecessor company of PRG. Rent expense under the lease was $3,900 and $8,444 during the three months ended October 31, 2005 and 2004, and $7,800 and $15,044 for the six months ended October 31, 2005 and 2004.

     - An ICS officer made advances to ICS to fund operating expenses totaling $55,698 and $100,119 during the three months and six months ended October 31, 2004.

     - Principal payments of $39,500 and $77,000 were made during the three months and six months ended October 31, 2005 relating to the PRG acquisition note payable to Charys' Chief Executive Officer.

     - A short-term loan of $50,000 made to the Company by a shareholder during the year ended April 30, 2005 was exchanged for 240,000 common shares during the six months ended October 31, 2005.

12.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

Non-cash effects of transactions occurring during the six months ended October 31, 2005 and 2004 were as follows:

     - A total of $310,224 in costs related to the new CAPCO credit facility were capitalized, which included accrued expenses of $182,490 and a common stock warrant valued at $45,027 (see Note 5). The cash portion of this transaction was $82,707, and is included in the accompanying statement of cash flows for the six months ended October 31, 2005.

     - $2.05 million in bank debt was retired in exchange for a $300,000 promissory note, preferred stock valued at $110,000, and $9,367 in accrued expenses relating to the retirement transaction (see Note 5). The cash portion of this transaction was $34,278, and is included in the accompanying statement of cash flows for the six months ended October 31, 2005.

     - Accrued expenses of $100,000 were restructured into a short-term promissory note (see Note 5).

     -    A $50,000 short-term loan was exchanged for common stock (see Note 8).

     - Equipment valued at $9,971was purchased via a capital lease obligation.

     - The Company sold the common stock of ICS, issuing 40,000 shares of its common stock valued at $9,200 in exchange for transferring the net liabilities ICS to the buyer in the amount of $238,044 (see Note 8).

13.  SEGMENT  REPORTING

The Company's operations have been classified into two business segments, telecommunication infrastructure services and general business support services. This segmentation best describes the business activities of the Company and how management assesses the Company's performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company's 2005 Annual Report. Summarized financial information by business segment for the three months ended October 31, 2005 and 2004 is presented below. All segment revenues were derived from external customers. No segment information for 2004 is depicted for telecommunications infrastructure services. As more fully disclosed in the Company's 2005 Annual Report, the Company had no operations in this business segment until its purchase acquisition of CCI on March 4, 2005. Amounts are stated in thousands.

                                            Three Months Ended October 31, Six Months Ended October 31,
                                                 2005           2004            2005           2004
                                            -----------------------------  -----------------------------
Net revenues:

Telecommunications infrastructure services  $       4,347   $           -  $       9,313   $           -

                 General business services            875           1,086          1,964           2,450
                                            --------------  -------------  --------------  -------------

                                            $       5,222   $       1,086  $      11,277   $       2,450
                                            ==============  =============  ==============  =============

            Depreciation and amortization:

Telecommunications infrastructure services  $         119   $           -  $         241   $           -

                 General business services             10               -             17               -
                                            --------------  -------------  --------------  -------------

                                            $         129   $           -  $         258   $           -
                                            ==============  =============  ==============  =============

            Income (loss) from operations:

Telecommunications infrastructure services  $         204   $           -  $         204   $           -

                 General business services             (2)             14           (106)             19
                                            --------------  -------------  --------------  -------------

                                            $         202   $          14  $          98   $          19
                                            ==============  =============  ==============  =============

                      Net earnings (loss):

Telecommunications infrastructure services  $        (115   $           -  $       1,501   $           -

                 General business services            (16)             14           (111)             19
                                            --------------  -------------  --------------  -------------

                                            $        (131)  $          14  $       1,390   $          19
                                            ==============  =============  ==============  =============

                         Interest expense:

Telecommunications infrastructure services  $          94   $           -  $         196   $           -

                 General business services              5               -              8               -
                                            --------------  -------------  --------------  -------------

                                            $          99   $           -  $         204   $           -
                                            ==============  =============  ==============  =============

                           Segment assets:

Telecommunications infrastructure services  $      11,215   $           -  $      11,215   $           -

                 General business services            573             603            573             603
                                            --------------  -------------  --------------  -------------

                                            $      11,788   $         603  $      11,788   $         603
                                            ==============  =============  ==============  =============

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                        Three Months Ended       Six Months Ended
                                                                              -----------------------
                                                        2005         2004        2005         2004
                                                     -----------------------  -----------------------
Net revenues:

  Total for reportable segments                      $    5,222   $    1,086  $   11,277   $    2,450

  Corporate                                                   -          200           -          500
                                                     -----------  ----------  -----------  ----------

  Total consolidated net revenues                    $    5,222   $    1,286  $   11,277   $    2,950
                                                     ===========  ==========  ===========  ==========


Depreciation and amortization:

  Total for reportable segments                      $      129   $        -  $      258   $        -

  Corporate                                                   -            -           -            -
                                                     -----------  ----------  -----------  ----------

  Total consolidated depreciation and amortization   $      129   $        -  $      258   $        -
                                                     ===========  ==========  ===========  ==========


Income (loss) from operations:

Total for reportable segments                        $      202   $       14  $       98   $       19

Corporate                                                  (320)           -        (664)         113
                                                     -----------  ----------  -----------  ----------

Total consolidated income (loss) from operations     $     (118)  $       14  $     (566)  $      132
                                                     ===========  ==========  ===========  ==========


Net earnings (loss):

Total for reportable segments                        $     (131)  $       14  $    1,390   $        -

Corporate                                                  (320)           -        (451)           -
                                                     -----------  ----------  -----------  ----------

Total consolidated net earnings (loss)               $     (451)  $       14  $      939   $        -
                                                     ===========  ==========  ===========  ==========


Interest expense:

Total for reportable segments                        $       99   $        -  $      204   $        -

Corporate                                                     -            -          16            -
                                                     -----------  ----------  -----------  ----------

Total consolidated interest expense                  $       99   $        -  $      220   $        -
                                                     ===========  ==========  ===========  ==========


Segment assets:

Total for reportable segments                        $   11,907   $      603  $   11,907   $      603

Corporate                                                   191          105         191          105
                                                     -----------  ----------  -----------  ----------

Total consolidated assets                            $   12,098   $      708  $   12,098   $      708
                                                     ===========  ==========  ===========  ==========

14.  INCOME  TAXES

No estimate for an income tax provision is presented in the accompanying consolidated financial statements for the six months ended October 31, 2005 and 2004. As of these dates, the Company had net operating loss carry-forwards in excess of $3.9 and $1.8 million, respectively. In addition, no net deferred tax asset resulting from the net operating loss carry-forwards as of October 31, 2005 and 2004 has been recorded, as it is presently uncertain whether the Company will realize any of the associated income tax benefits in future years.

15.  SUBSEQUENT  EVENTS

As more fully described on Form 8-K, on November 17, 2005, Charys closed a Stock Purchase Agreement (the "Agreement") having an effective date of November 1, 2005, with New Viasys Holdings, LLC ("Seller") for the purchase of all outstanding capital stock of the Seller's two wholly-owned subsidiaries, Viasys Network Services, Inc. and Viasys Services, Inc. The purchase price for these companies was $5.9 million. At closing, Charys paid $2.4 million in cash and executed a secured promissory note to the Seller for $3.5 million, to be paid in installments as defined in the Agreement over a period of six to fifteen months after closing at 8% interest. The purchase price is subject to various post-closing adjustments as defined in the Agreement.

On November 17, 2005, Charys closed a Securities Purchase Agreement (the "Agreement"), dated as of November 16, 2005, with Highgate House Funds, Ltd. (the "Buyer"). Pursuant to the Agreement, Charys shall issue and sell to the Buyer (i) a $4 million secured convertible debenture, which shall be convertible into one million shares of Charys common stock, unless redeemed by Charys within 120 days from the closing date, and (ii) warrants to purchase an aggregate of 1 million shares of Charys common stock. The total purchase price for the convertible debenture and warrants is $4 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2005 (FISCAL 2006) COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004 (FISCAL 2005).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                 2006                 2005          $ Change    % Change
                           ------------------  -------------------  ----------  --------
Revenues                  $5,222,246   100.0%  $1,286,108   100.0%  $3,936,138    306.1%

Gross profit               1,248,451    23.9      516,093    40.1      732,358    141.9

Operating expenses         1,517,121    29.1      498,374    38.8    1,018,747    204.4

Other income (expense)         7,629     0.1       (3,346)   (0.3)      10,975      N/M

Net earnings                (261,041)   (5.0)      14,373     1.1     (275,414)     N/M

Net earnings per share:

Basic                          (0.03)                0.00                (0.03)     N/M

Diluted                        (0.03)                0.00                (0.03)     N/M

     REVENUES. Consolidated revenues increased by $3,936,138 or 306.1% to $5,222,246 during the three months ended October 31, 2005 as compared to the same period in the prior year due mainly to the acquisition of CCI. The following table presents our revenues by segment for the three months ended October 31, 2005 and 2004.

                           2006                2005          $ Change   % Change
                   ------------------  ------------------  -----------  --------
Telecommunication
Infrastructure
Service            $4,347,399   83.2%  $        0    -  %  $4,347,399      N/M%

General Business
Support Services      874,847   16.8    1,086,108   84.4     (199,168)   (18.3)

Other                       0      -      200,000   15.6     (200,000)     N/M
                   ------------------  ------------------  -----------

Total              $5,222,246  100.0%  $1,286,108  100.0%  $3,936,138    306.1%
                   ------------------  ------------------  -----------

     Telecommunication Infrastructure Services revenues for the three month period ended October 31, 2005 were generated by CCI. CCI was acquired on March 4, 2005.

     General Business Support Services decreased by $199,168, or 18.3%, to $886,940. Overall gross client billings for the three months ended October 31, 2005 declined when compared to the same period in the prior year. This decline is due mainly to a net loss in clients during the period.

     Other revenues for the three months ended October 31, 2004 include fees paid to Charys in the amount of $200,000 related to the sale of the property as provided for in the Real Estate Agreement dated March 8, 2004. There are no such fees paid to the Company during the three months ended October 31, 2005.

     GROSS PROFIT. Consolidated gross profit increased by $732,358 or 141.9% to $1,248,451 during the three months ended October 31, 2005. The increase is due directly to the acquisition of CCI which reported gross profits of $972,825 and was partly offset by the Company not receiving any fee income of $200,000 as it did in the same period in the prior year.

     OPERATING EXPENSES. Consolidated operating expenses increased by $965,565 or 168.7% to $1,537,976 for the three month period ended October 31, 2005 as compared to the same period in the prior year. The following table presents our operating expenses for the three months ended October 31, 2005 and 2004.

                         2006               2005         $ Change   % Change
                  ------------------  ----------------  ----------  --------
General and
Administrative    $1,389,443   91.6%  $489,702   97.6%  $  899,741    183.4%

Depreciation and
amortization         127,678    8.4      8,672    2.4      119,006   1372.3
                  ------------------  ----------------  ----------

Total             $1,517,121  100.0%  $498,374  100.0%  $1,018,747    204.4%
                  ------------------  ----------------  ----------

     General and administrative expenses increased by $1,105,401 or 202.4% to $1,517,121 for the three month period ended October 31, 2005 as compared to the same period in the prior year. The increase in expenses is a result of the following:

          - Increase expenses of $143,630 or 71.8% at the Holding Company as a result of the increase in corporate activities during for the three month period ended October 31, 2005 as compared to the same period in the prior year.

          - Expenses of $769,472 for CCI for the three month period ended October 31, 2005 as compare to no expenses in the same period in the prior year. CCI was acquired on March 4, 2005.

     Depreciation and amortization increased by $119,006 or 1372.3% to $127,678 for the three month period ended October 31, 2005. The increased expenses are a direct result of the CCI acquisition on March 4, 2005.

     OTHER INCOME. Consolidated other income increased by $10,975 from an expense of $3,343 the same period in the prior year to $7,629 for the three month period ended October 31, 2005. The following table presents our other income for the three months ended October 31, 2005 and 2004.

                          2006               2005         $ Change     % Change
                   ------------------  ----------------  -----------  ---------
Gain on sale of
Discontinued
Operations           229,044   N/M%    $     0    -   %  $  229,044        N/M%

Interest expense    (114,855)  N/M      (3,346)  100.0     (111,509)    3332.6

Other income, net   (106,560)  N/M           0       -     (106,560)       N/M
                   ------------------  ----------------  -----------

Total              $   7,629   100.0%  $(3,346)  100.0%  $1,499,824        N/M%
                   ------------------  ----------------  -----------

     Gain on the sale of discontinued operations in the amount of $229,044 during the three month period ended October 31, 2005 was a result of the sale of Innovative Corporate Strategies, Inc. effective August 1, 2005.


     Interest expense increased by $111,509 or 3332.6% to $114,855 for the three month period ended October 31, 2005 as compared to the same period in the prior year. The increased expenses are as a result of the CCI acquisition on March 4, 2005.

     NET INCOME (LOSS). As a result of the factors described above, the net loss for the three month period ended October 31, 2005 was $261,041 as compared to a profit of $14,373 for the three month period ended October 31, 2004.

     Net loss per common share on 9.1 million basic shares was $0.03 and on 12.5 million diluted shares was $0.03 for the three month period ended October 31, 2005. Net earnings per common share on 4.9 million basic shares and 5.4 million diluted shares was $0.00 for the three month period ended October 31, 2004.

SIX MONTHS ENDED OCTOBER 31, 2005 (FISCAL 2006) COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2004 (FISCAL 2005).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                 2006                2005           $ Change   % Change
                         -------------------  -------------------  ----------  ---------
Revenues                 $11,277,444  100.0%  $2,950,011   100.0%  $8,327,433     282.3%

Gross profit               2,489,625   22.1    1,204,890    40.8    1,284,735     106.6

Operating expenses         3,055,168   27.1    1,068,208    36.2    1,986,960     186.0

Other income               1,504,619   13.3       (5,373)   (0.2)   1,509,992       N/M

Net earnings                 939,076    8.3      131,909     4.5      807,167     611.9

Net earnings per share:

Basic                           0.11                0.03                 0.08     266.7

Diluted                         0.08                0.02                 0.06     300.0

     REVENUES. Consolidated revenues increased by $8,327,433 or 282.3% to $11,277,444 during the six months ended October 31, 2005 as compared to the same period in the prior year due mainly to the acquisition of CCI. The following table presents our revenues by segment of the six months ended October 31, 2005 and 2004.

                           2006                2005         $ Change     % Change
                   -------------------  ------------------  -----------  --------
Telecommunication
Infrastructure
Service            $ 4,965,372   82.0%  $        0    -  %  $4,965,372       N/M%

General Business
Support Services     1,089,824   18.0    2,450,011   83.1     (274,079)    (20.1)

Other                        0      -      500,000   16.9     (500,000)      N/M
                   -------------------  ------------------  -----------

Total              $11,277,444  100.0%  $2,950,011  100.0%  $8,327,433     282.3%
                   -------------------  ------------------  -----------

     Telecommunication Infrastructure Services revenues for the six month period ended October 31, 2005 are from CCI. CCI was acquired on March 4, 2005.

     General Business Support Services decreased by $274,079 or 20.1%, to $1,089,824. Over all gross client billings for the six months ended October 31, 2005 declined when compared to the same period in the prior year. This decline is due mainly to a net loss in clients during the period.

     Other revenues include fees paid to Charys for the six months ended October 31, 2004 of $500,000 related to the sale of the property as provided for in the Real Estate Agreement dated March 8, 2004There are no such fees paid to the Company during the six months ended October 31, 2005.

     GROSS PROFIT. Consolidated gross profit increased by $1,284,735 or 106.61% to $2,489,625 during the six months ended October 31, 2005. The increase is due directly to the acquisition of CCI which reported gross profits of $1,932,462 and was partly offset by the Company not receiving any fee income of $500,000 as it did in the same period in the prior year.

     OPERATING EXPENSES. Consolidated operating expenses increased by $1,982,187 or 184.7% to $3,055,168 for the six month period ended October 31, 2005 as compared to the same period in the prior year. The following table presents our operating expenses for the six months ended October 31, 2005 and 2004.

                         2006                 2005        $ Change    % Change
                  ------------------  ------------------  ----------  ---------
General and
Administrative    $2,797,486   91.5%  $1,047,405   98.1%  $1,750,081     167.1%

Depreciation and
amortization         257,682    8.5       20,803    1.9      236,879    1027.4
                  ------------------  ------------------  ----------

Total             $3,055,168  100.0%  $1,068,208  100.0%  $1,986,960     184.7%
                  ------------------  ------------------  ----------

     General and administrative expenses increased by $1,750,081 or 167.1% to $2,797,486 for the three month period ended October 31, 2005 as compared to the same period in the prior year. The increase in expenses is a result of the following:

          - Increased expenses of $280,432 or 73.4% at the Holding Company as a result of the increase in corporate activities during the six month period ended October 31, 2005 as compared to the same period in the prior year.

          - Expenses of $1,487,794 for CCI for the six month period ended October 31, 2005 as compared to no expenses in the same period in the prior year. CCI was acquired on March 4, 2005.

     Depreciation and amortization increased by $236,879 or 1027.4% to $257,682 for the three month period ended October 31, 2005. The increased expenses are a direct result of the CCI acquisition on March 4, 2005.

     OTHER INCOME. Consolidated other income increased by $1,499,824 from an expense of $2,903 the same period in the prior year to $1,496,921 for the three month period ended October 31, 2005. The following table presents our other income for the three months ended October 31, 2005 and 2004.

                           2006                2005          $ Change    % Change
                   --------------------  ----------------  ------------  ---------
Gain on debt
retirement         $   229,044   106.6%  $     0       -%  $   229,044        N/M%

Interest expense      (220,051)   (7.0)   (5,373)   (0.2)     (214,678)    3995.5

Other income, net   1 ,495,626     0.4         0       -    1 ,495,626        N/M
                   --------------------  ----------------  ------------

Total              $ 1,504,619   100.0%  $(5,373)      -%  $ 1,504,619        N/M%
                   --------------------  ----------------  ------------

     Gain on debt retirement in the amount of $1,495,626 during the six month period ended October 31, 2005 was a result of a transaction that closed on July 29, 2005 with Frost Bank relating to the retirement of the credit facility in the amount of $1.55 million that was due August 1, 2005. The terms of the Agreement are more fully described in the Company's 2005 Annual Report on Form 10-KSB. On July 29, 2005, Frost Bank released all debt security interests and liens relating to the credit line in consideration for the completion of the Agreement and having received from Charys a one-time cash payment of $2.5 million, a $300,000 promissory note from Charys in favor of Frost Bank, and 500,000 shares of Charys Series C preferred stock. The note bears interest at 12%, with accrued interest and principal due on August 28, 2006.

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

     Interest expense increased by $214,678 or 3995.5% to $220,051 for the three month period ended October 31, 2005 as compared to the same period in the prior year. The increased expenses are as a result of the CCI acquisition on March 4, 2005.

     NET INCOME. As a result of the factors described above, net income for the six month period ended October 31, 2005 was $939,076 as compared to $131,909 for the six month period ended October 31, 2004.

     Net  earnings per common share on 8.6 million basic shares was $0.11 and on
11.6 million diluted shares was $0.08 for the six month period ended October 31, 2005. Net earnings per common share on 4.9 million basic shares was $0.03 and on
5.3 million diluted shares was $0.02 for the six month period ended October 31, 2004.

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

     At October 31, 2005, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $3,733,816 as compared to a deficiency of $4,717,622 at April 30, 2004. The reduction working capital deficiency of $1,243,918 is a result of the retirement of the Frost Bank line of credit which is more fully described in the Results of Operations - Other Income section of this filing.

     During the six month period ended October 31, 2005, we decreased our total debt outstanding to $3,582,784 from $5,421,209 at April 30, 2004. The decrease in debt is a result of the following:

- A net reduction in outstanding debt of $1,721,553 resulting from the CCI debt restructuring, whereby Frost Bank's line of credit was replaced by a credit facility provided by CAPCO. The CCI Debt Restructuring is more fully described in Note 5 to the Financial Statements.

- A net decrease of $200,546 resulting from the sale of ICS and the buyers assumption of ICS's existing debt. The ICS transaction is more fully described in Note 9 to the Financial Statements.

-    A net increase of short term borrowings totaling $83,674 during the period.

     NET CASH USED BY OPERATING ACTIVITIES. Net cash used by operating activities was $1,093,427 for the six month period ended October 31, 2005 as compared to $14,293 generated for the same period in the prior year.

     Net earnings of $939,076 for the six months ended October 31, 2005 adjusted for the impact of the debt retirement of $1,596,355, gain on sale of ICS, and a net $469,411 change in working capital was offset by depreciation and amortization expense of $257,683 and a loss on the disposal of equipment of $4,624.

     NET CASH PROVIDED BY INVESTING ACTIVITIES. Net cash provided by investing activities was $237,278 during the six months ended October 31, 2005 as compared to net cash used of $4,930 during the same period in the prior year.

     During the six months ended October 31, 2005 investing activities included the sale of restrictive common stock of $557,320, and employee exercised common stock options for $20,000, offset by the purchase of equipment of $116,153 and an increase in non-current assets of $223,889.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $35,159 during the three months ended October 31, 2005 as compared to net cash provided of $11,053 during the same period during the prior year. The net cash provided was impacted by the net increase of $152,144 in borrowings less financing expenses of $116,985.

RECENT DEVELOPMENTS

     Recent  developments  are  as  follows:

     Viasys Acquisition. On November 17, 2005, Charys Holding Company, Inc. closed a Stock Purchase Agreement (the "Agreement") having an effective date of November 1, 2005 with New Viasys Holdings, LLC, a Delaware limited liability company (the "Seller") which is the owner of Viasys Network Services, Inc. a Florida corporation ("Viasys 2") and Viasys Services, Inc., a Florida corporation ("Viasys 3"). A copy of the Agreement was filed as an exhibit to an 8-K Current Report.

     Subject to the terms and conditions of the Agreement, the Seller sold, and Charys purchased from the Seller, all of the issued and outstanding shares of the capital stock of Viasys (collectively, the "Shares").

     The Base Purchase Price for the Shares was the sum of (a) the unaudited book value of the net assets of the Company as of August 31, 2005 which is $1,866,284 plus (b) $4,000,000. The Unaudited Net Assets excludes (i) certain of the net assets associated with Viasys' contract with the Commonwealth of Virginia, and (ii) the debt owed to the Seller by Viasys in the amount of $6,399,755.

     The Base Purchase Price was paid at Closing as follows: Cash in the amount of $2,366,284 which represents the value of the Unaudited Net Assets, plus $500,000; a subordinated secured promissory note in the original principal amount of $3,500,000 (the "Note"). The Note bears interest at the rate of eight percent per annum and is payable in installments as follows: the principal amount of $1,000,000, plus accrued interest, shall be due six months after the Closing Date; the principal amount of $500,000, plus accrued interest, shall be due nine months after the Closing Date; the principal amount of $500,000, plus accrued interest, shall be due twelve months after the Closing Date; and the principal amount of $1,500,000, plus accrued interest, shall be due fifteen months after the Closing Date. The Note is secured by the collateral described in the Security Agreement.

     Shares of common stock of Charys having a Market Price as defined in the Agreement of $500,000 on the Closing Date (the "Charys Shares") were placed in escrow pursuant to the Escrow Agreement which, among other matters customary to escrow agreements, provides for the release of the Charys Shares upon payment of the final installment of principal and interest on the Note. In the event that the Charys Shares are released to the Seller, Charys agrees to promptly register the Charys Shares under the Securities Act of 1933, as amended, for resale by the Seller.

     As soon as practicable, but in no event later than ninety days after the Closing Date (the "Post Closing Determination Date"), the Seller shall deliver to Charys audited balance sheets of Viasys as of the close of business on October 31, 2005, which shall be certified to by Deloitte & Touche LLP, or any other accounting firm selected by the Seller and reasonably acceptable to Charys, in accordance with GAAP (the "Post Closing Audit"). The Post Closing Audit shall be final and binding on the parties to the Agreement and the net assets reflected on the Post Closing Audit (total assets reported on the balance sheet less total liabilities reported on the balance sheet) shall be the Audited Net Assets. Charys shall afford to the Seller and its accountants and other authorized representatives reasonable access during business hours to Viasys' facilities, properties, books and records in order to conduct the Post Closing Audit.

     The "Settlement Amount" for the First Adjustment to Base Purchase Price shall be equal to the difference between the value of the Unaudited Net Assets and the Audited Net Assets, excluding (i) certain of the net assets associated with the VA Job and (ii) the debt owed to the Seller by Viasys in the amount of $6,572,103.

     In  the  event  the  Audited  Net Assets are greater than the Unaudited Net
Assets, the cash portion of the Base Purchase Price shall be increased accordingly (the "Increased Cash Portion of the Base Purchase Price") and Charys shall pay to the Seller the Increased Cash Portion of the Base Purchase Price in cash within ten business days of the Post Closing Determination Date. In the event the Audited Net Assets are less than the Unaudited Net Assets, the Base Purchase Price shall be reduced accordingly (the "Reduced Cash Portion of the Base Purchase Price") and the Seller shall pay to Charys the amount of the Reduced Cash Portion of the Base Purchase Price in cash within ten business days of the Post Closing Determination Date or the Seller shall have the right to set off the Reduced Cash Portion of the Base Purchase Price against amounts due on the Note in reverse order of maturity.

     The Seller shall have the right to receive an additional payment (the "Earn Out") based on the formula set forth in the Agreement.

     Viasys is party to a contract with the Commonwealth of Virginia Department of Transportation for the VA Job. At Closing, the Seller and Charys shall enter into an agreement (the "Management Agreement") which will provide that the first $6,572,103 of Proceeds from the VA Job, as defined in the Management Agreement to be paid to the Seller in satisfaction of its note payable to the Seller from Viasys reflected in the Financial Statements, and which will further provide the Seller as additional purchase price all future payments from the VA Job, with the balance of the Proceeds from the VA Job to be applied as set forth in the Management Agreement.

     Merrill Lynch. On November 15, 2005, inasmuch as Viasys, our wholly-owned subsidiary, did not make a required payment of $1,600,000 to Merrill Lynch, Viasys, as primary obligor, and Charys, as a guarantor, entered into a letter agreement with Merrill Lynch with respect to the amendment of certain loan documents between Viasys and Merrill Lynch. In the letter agreement, the parties confirmed certain agreements of Merrill Lynch Business Financial Services Inc. ("MLBFS") and Viasys Services, Inc. ("Customer") with respect to:
(i)  that  certain  WCMA  REDUCING  REVOLVER  LOAN  AND  SECURITY  AGREEMENT NO.
2BN-07937 between MLBFS and Customer (including any previous amendments and extensions thereof), and (ii) all other agreements between MLBFS and Customer or any party who has guaranteed or provided collateral for Customer's obligations to MLBFS (a "Guarantor") in connection therewith (collectively, the "Loan Documents"). Capitalized terms used in the letter agreement and not defined therein shall have the meaning set forth in the Loan Documents.

     Subject to the terms of the letter agreement, effective as of the "Effective Date" (as defined below), the Loan Documents are hereby amended as follows:

     (a)  The  term  "Maximum  WCMA  Line  of  Credit"  shall  mean:

     $864,000.00  from  the  Effective  Date  through  November  24,  2005;  and

     $582,885.00  from  November  25,  2005  through  December  8,  2005;

     $0.00  at  December  9,  2005.

     Obligors acknowledge that the Maximum WCMA Line of Credit is reducing and Customer may be required to make payments to reduce the WCMA Loan Balance to equal the Maximum WCMA Line of Credit as specified above. On the Termination Date, unless the WCMA Line of Credit shall have been earlier terminated pursuant to the terms hereof, the WCMA Line of Credit shall without further action be terminated and Customer shall pay MLBFS the entire WCMA Loan Balance, if any, and all other Obligations, and the WCMA Account, at the option of Customer, will either be converted to a WCMA Cash Account (subject to any requirements of MLPF&S) or terminated.

     Except as expressly amended hereby, the Loan Documents shall continue in full force and effect upon all of their terms and conditions.

     By their execution of this Letter Agreement, the below-named Guarantors hereby consent to the foregoing modifications to the Loan Documents, and hereby agree that the "Obligations" under their respective Unconditional Guaranty and/or agreements providing collateral shall extend to and include the Obligations of Customer under the Loan Documents, as amended hereby.

     Customer and said Guarantors acknowledge, warrant and agree, as a primary inducement to MLBFS to enter into this Agreement, that: (a) no Default or Event of Default has occurred and is continuing under the Loan Documents; (b) each of the warranties of Customer in the Loan Documents are true and correct as of the date hereof and shall be deemed remade as of the date hereof: (c) neither Customer nor any of said Guarantors have any claim against MLBFS or any of its affiliates arising out of or in connection with the Loan Documents or any other matter whatsoever; and (d) neither Customer nor any of said Guarantors have any defense to payment of any amounts owing, or any right of counterclaim for any reason under, the Loan Documents.

     Provided that no Event of Default, or event which with the giving of notice, passage of time, or both, would constitute an Event of Default, shall then have occurred and be continuing under the terms of the Loan Documents, the amendments and agreements in this Letter Agreement will become effective on the date (the "Effective Date") upon which: (a) Customer and the Guarantors shall have executed and returned the duplicate copy of this Letter Agreement enclosed herewith; and (b) an officer of MLBFS shall have reviewed and approved this Letter Agreement as being consistent in all respects with the original internal authorization hereof.

     Notwithstanding the foregoing, if Customer and the Guarantors do not execute and return the duplicate copy of this Letter Agreement within 14 days from the date thereof, or if for any other reason (other than the sole fault of MLBFS) the Effective Date shall not occur within said 14-day period, then all of said amendments and agreements will, at the sole option of MLBFS, be void.

     Highgate Financing. In connection with the Viasys acquisition, on November 17, 2005, Charys Holding Company, Inc. closed a Securities Purchase Agreement (the "Agreement"), dated as of November 16, 2005, by and among Charys and Highgate House Funds, Ltd. (the "Buyer"). Pursuant to the Agreement, Charys shall issue and sell to the Buyer (i) $4,000,000 secured convertible debenture, which shall be convertible, unless redeemed by Charys before the expiration of one hundred twenty days from the Closing Date into shares of Charys common stock, par value $0.001 and (ii) warrants to purchase an aggregate of 1,000,000 shares of common stock of Charys. The total purchase price for the First Convertible Debenture and the First Warrants shall be $4,000,000.

     Method IQ Acquisition. On October 3, 2005, Charys Holding Company, Inc. and Method IQ, Inc. announced they had signed a binding letter of intent for Charys to acquire Method IQ, Inc. in a stock and cash transaction. Subsequent to October 3, 2005, the parties have executed various documents in connection with the subject acquisition. The transaction will close when Charys has been able to secure the necessary financing.

     A Stock Purchase Agreement to be effective as of November 1, 2005, has been executed by and among Charys; Rock Creek Equity Holdings, LLC, a Georgia limited liability company; J. Alan Shaw (collectively, the "Sellers"); Method IQ, Inc., a Georgia corporation; and Billy V. Ray, Jr., the chairman and chief executive officer of Charys. Pursuant to the agreement, the Sellers agree to sell to Charys, and Charys agrees to purchase from the

Sellers, all of the issued and outstanding shares of capital stock of Method IQ (the "Shares"). The agreement has been signed by all parties and is being held in escrow subject to financing. In the event the agreement is not closed on or before December 16, 2005, either of the parties have the right to terminate the agreement.

     Charys agrees to pay to the Sellers aggregate consideration of $10,500,000 (the "Purchase Price") by delivery of (i) $5,250,000 by a secured promissory note (the "Secured Note") at the Closing, which note will be secured by the Shares and will be payable immediately upon an equity or debt investment in Charys of not less than $5,250,000, or on demand after February 1, 2006, and
(ii) $5,250,000 in value of shares of the common stock of Charys to the Sellers for the balance ("Stock Consideration"). The aggregate consideration is subject to adjustment pursuant to the Agreement. The Sellers agree, for purposes of the Agreement, that principal and interest on the Secured Note, and any collateral in connection therewith, will be allocated pro rata based on their equity ownership in Method IQ immediately prior to Closing.

     The  Stock  Consideration  shall  be  issued  to  the  Sellers  as follows:

     (a) At the time that the Secured Note is due and payable, Charys shall issue to the Sellers an aggregate of 525,000 shares of its common stock (the "Initial Stock Tranche"), reflecting forty percent of the total Stock Consideration to be paid to the Sellers based upon a share price of $4.00 per share.

     (b) 180 days after the Effective Date, Charys shall issue to the Sellers additional shares of its common stock (the "Second Stock Tranche") equal to thirty percent of the total aggregate Stock Consideration to be paid to the Sellers based upon a share price valued at the Market Price per share for the common stock as of the close of trading on the last Trading Day before such issuance. Notwithstanding, the foregoing, in the event that the Market Price used for determining the number of shares of common stock to be issued in connection with the Second Stock Tranche is less than $4.00 per share, Charys shall have the option, but not the obligation, to (i) pay the Sellers an aggregate of $1,575,000 in cash by wire transfer of immediately available funds in lieu of the issuance of such shares or (ii) pay the Sellers a combination of cash and shares.

     (c) 365 days after the Effective Date, Charys shall issue to the Sellers additional shares of its common stock (the "Third Stock Tranche") equal to thirty percent of the total aggregate Stock Consideration to be paid to the Sellers based upon a share price valued at the Market Price per share for the common stock as of the close of trading on the last Trading Day before such issuance. Notwithstanding, the foregoing, in the event that the Market Price used for determining the number of shares of common stock to be issued in connection with the Third Stock Tranche is less than $4.00 per share, Charys shall have the option, but not the obligation, to (i) pay the Sellers an aggregate of $1,575,000 in cash by wire transfer of immediately available funds in lieu of the issuance of such shares or (ii) pay the Sellers a combination of cash and shares.

     (d) The number of shares of common stock issued in the Initial Stock Tranche will be adjusted at the time of the issuance of the Third Stock Tranche, as follows:

     If Charys common stock does not reach an average Market Price of at least $4.50 per share for at least three consecutive Trading Days prior to or including the date which is six months from the Effective Date, then, at Charys' option, either:

     (i) Charys shall issue the Sellers additional shares of common stock, the number of which shall be determined pursuant to the following formula:

     (ii) Charys shall pay the Sellers an amount, in cash by wire transfer of immediately available funds; and in either case, such issuance or payment shall occur on the date on which the Third Stock Tranche is issued (or that cash is paid in lieu of such Third Stock Tranche pursuant to the Agreement).

     Purchase Price Adjustment Mechanism. The aggregate consideration to be paid by Charys to the Sellers is subject to a one-time adjustment based upon Method IQ's financial performance during the year following the Closing Date, as described below.

     As soon as practicable, but in no event more than sixty days after the Determination Date, Charys shall cause Method IQ to prepare and deliver to the Sellers, special purpose financial statements prepared in accordance with Closing GAAP, applied on a consistent basis in accordance with Method IQs historical accounting policies, showing results of operation of Method IQ and any Subsidiaries as of the close of business for the one year period (the "Determination Period") commencing on the Closing Date and ending on the Determination Date (the "Determination Date Financial Statements"), which
Determination Date Financial Statements shall be prepared at the expense of Charys, by an accounting firm mutually agreeable to Charys and Sellers (the
"Auditor"). In addition, Charys shall bear the expense of having an opening date balance sheet as of the Effective Date, prepared by the Auditor in accordance with Closing GAAP, applied on a consistent basis in accordance with Method IQ's historical accounting policies. The parties acknowledge that the Determination Date Financial Statements are for the sole purpose of determining adjustments to the Purchase Price and may not reflect the actual financials of Method IQ used in preparing Charys consolidated financial statements.

     The Sellers shall have thirty days from the date the Determination Date Financial Statements are delivered by Charys and Method IQ to review the Determination Date Financial Statements and propose any adjustments for the purpose of determining adjustments to the Purchase Price. If after discussion of any such proposed adjustments, either party disputes such adjustments, then Charys and the Sellers shall engage a nationally recognized accounting firm (the "Alternate Auditor") to review the disputed items. The Alternate Auditor's determination of the disputed items with respect to the determination of the Purchase Price shall be final and binding upon the Parties, without adjustment. All invoices submitted by the Alternate Auditor shall be paid by the Registrant and the Sellers equally.

     The  "Adjusted  Purchase  Price" for the Shares shall be the greater of (x)
7.5 times Method IQ's consolidated EBIDTA for the Determination Period, as calculated from the Determination Date Financial Statements or (y) $5,250,000.

     (a) In the event that the Adjusted Purchase Price is equal to or greater than $5,250,000 and less than $10,500,000 pursuant to clause (x) above, then no later than five days following the date on which the Determination Date Financial Statements is finalized, the Sellers shall transfer to Charys, on a pro-rata basis, the number of shares of common stock issued as Stock Consideration to the Sellers equal in Base Value to the amount determined by taking the difference between the $10,500,000 and the Adjusted Purchase Price, and dividing such number by the Average Issue Price Per Share (the "Shortage Amount"), regardless of the actual value of such common stock. If the Base Value of all of the shares of common stock owned by Sellers is less than the Shortage Amount, then Sellers shall transfer all of the shares of common stock owned by them, to Registrant, and such transfer shall be deemed payment in full of the Shortage Amount, regardless of the actual amount.

     (b) In the event that the Adjusted Purchase Price is greater than $10,500,000 pursuant to clause (x) above, then no later than five days following the date on which the Determination Date Financial Statements is finalized, if the Purchase Price is greater than the Estimated Purchase Price, then Charys shall pay to the Sellers, the difference between the Adjusted Purchase Price and $10,500,000 (the "Purchase Price Balance"), as follows:

     (i) Fifty percent of the Purchase Price Balance, shall be paid in cash by wire transfer of immediately available funds; and

     (ii) Fifty percent of the Purchase Price Balance, shall, at the option of Charys, be paid in (i) cash by wire transfer of immediately available funds or (ii) shares of common stock of Charys (using the Market Price for such common stock as of the Determination Date to calculate the number of shares to be issued).

     (c) The Sellers agreed that they shall deliver any shares of common stock of Charys required to pay the Shortage Amount, if any, free and clear of all liens.

     Rock Creek Earn Out. In addition to the Purchase Price, Rock Creek shall, for a period of eighteen months following the Closing Date (the "Earn Out Term"), be entitled to earn an aggregate of 800,000 equity interests directly or indirectly in Charys consisting of a maximum of (a) 500,000 shares of additional common stock of Charys, plus (b) options or other convertible securities representing the right to acquire up to an additional 250,000 shares of common stock of the Registrant (the "Plan Stock") pursuant to an Executive Stock Purchase Plan (the "Stock Plan") currently being developed by Charys (and, if no Stock Plan exists, then Rock Creek shall be entitled to earn an additional 250,000 shares of common stock of the Registrant), plus
(c) 50,000 shares of the Series A preferred stock of the Registrant owned by Billy V. Ray, Jr. (the "Ray Stock") (the common stock, Plan Stock and Ray Stock are collectively referred to in the Agreement as the "Earn Out Equity").

     During the Earn Out Term, Method IQ shall provide Charys with a list of Target Subsidiaries and Target Revenues for potential acquisition by Charys. Upon closing of the acquisition of each Target Subsidiary, Rock Creek shall be vested in a percentage of Earn Out Equity determined by taking the Target Revenue of each Target Subsidiary and dividing it by $20,000,000 (the "Vested Percentage").

     Earn Out Equity will be issued to Rock Creek in any combination chosen by Rock Creek, in its sole discretion. After the closing of the acquisition of a Target Subsidiary, Rock Creek shall notify Charys and Escrow Agent in writing of the allocation of the Earn Out Equity it wishes to receive (based on the Vested Percentage), which Earn Out Equity shall be issued within ten days after such notification is received (and payment made therefore, if applicable). For example, if following an acquisition of a Target Subsidiary, Rock Creek has vested in fifty percent of the Earn Out Equity, it may choose to (a) be issued all of the Ray Stock; (b) be issued 150,000 shares of common stock; and (c) purchase 200,000 shares of Plan Stock from, or any other combination (whether Ray Stock or issued or purchased common stock) totaling 400,000 shares of the Earn Out Equity.

     For purposes of the Agreement, a Target Subsidiary shall be deemed closed within the Earn Out Term, if, at the end of the Earn Out Term, Seller has a signed term sheet with Target Subsidiary and the closing of such acquisition takes place within the three months following the last day of Earn Out Term.

     If less than one hundred percent of the Earn Out Equity is earned and issued pursuant to the Agreement, then, on the later to occur of thirty days (a) from the end of the Earn Out Term; or (b) from the date of the closing of the last acquisition of a Target Subsidiary, Method IQ will provide Charys with twelve-month EBIDTA projections for Method IQ and all Target Subsidiaries for the period commencing with the day following the last day of the Earn Out Term (the "EBIDTA Projections"). If, at the end of the twelve months set forth in the EBIDTA Projections, the combined EBIDTA of Method IQ and all Target Subsidiaries meets or exceeds one hundred fifty percent of such EBIDTA Projections, the remaining common stock of Charys and the Ray Stock shall be issued to Rock Creek and Rock Creek, if it desires, may purchase the remaining Plan Stock. If the combined EBIDTA of Method IQ and all Target Subsidiaries is less than one hundred fifty percent of such EBIDTA Projections, no additional Earn Out Equity shall be issued to the Rock Creek hereunder.

     Until  Rock Creek's right to earn Earn Out Equity hereunder has terminated:

     (a) At the Closing, Ray shall deliver stock powers, executed in blank, to McKenna Long & Aldridge LLP ("MLA") representing the Ray Stock, to be held by MLA until such time as the Escrow Agreement (as defined in the Agreement), is delivered to SunTrust Bank, as escrow agent (the "Escrow Agent"). In addition, at the time the Ray Stock is released from the Ray Stock Liens Ray will deliver the certificates representing such shares to MLA, who will deliver such stock certificates, along with the stock powers (collectively the "Escrow Items"), to the Escrow Agent. Such Escrow Items will be held and distributed by the Escrow Agent pursuant to the terms of that certain Escrow Agreement entered into by Ray, Rock Creek, Charys and SunTrust, the form of which is attached to the Agreement (the "Escrow Agreement"). The Escrow Agreement will be dated in blank at Closing and held, dated and delivered to Escrow Agent by MLA, to countersign at the time the Escrow Items are delivered. Charys will be responsible for all fees and expenses payable to Escrow Agent in connection with the Escrow Agreement.

     (b) Other than the Ray Stock Liens, Ray shall not otherwise sell, transfer, assign or otherwise encumber the Ray Stock; and

     (c) Should any change be made to the Ray Stock by reason of any stock split, dividend, recapitalization, combination, exchange or other change affecting the outstanding Series A preferred stock of the Registrant as a class, appropriate adjustments shall be made to the maximum number of shares of Ray Stock assignable under the Agreement in order to prevent the dilution of benefits hereunder, and Charys shall transfer any additional shares issuable to Ray in connection therewith to the Escrow Agent at the time of delivery of the other Escrow Items, to be held pursuant to the terms of the Escrow Agreement.

     With  regard  to  voting  rights  for  the  Ray  Stock:

     (a) For so long as the Ray Stock is being held in escrow by the Escrow Agent, Ray will retain all voting rights for the Ray Stock.

     (b) In addition, simultaneously upon the execution of the Agreement, Rock Creek and Ray will enter into a Voting Agreement, the form of which is attached to the Agreement, pursuant to which Rock Creek shall grant Ray the right to vote any shares of Ray Stock transferred to Rock Creek pursuant to the Agreement, as more specifically set forth therein.

     Option to Repurchase. If the average Market Price for the common stock is less than $4.00 per share for the fifteen consecutive Trading Days ending on the Determination Date, then the Sellers shall have the option, but not the obligation, to repurchase all, but not less than all, of the Shares from Charys. The Sellers shall have thirty days from the Determination Date to notify Charys of its intent to exercise its purchase option. In the event that the Sellers exercise their option to acquire the Shares, then the Sellers shall be obligated to purchase the Shares at an aggregate purchase price determined pursuant to the formula which is attached to the Agreement.

     Notwithstanding the foregoing, the Sellers shall not have an option to repurchase the Shares pursuant to the Agreement in the event that any of the following has occurred: (a) projected, pro forma, combined, consolidated revenue run rate for the Registrant for the twelve month period ending on the Determination Date exceeds $150,000,000; (b) the Market Price for the common stock is equal to or greater than $6.00 per share (on an adjusted basis taking into consideration any capital reorganization, reclassification, or otherwise) for three consecutive trading days occurring between the Closing Date and the Determination Date; (c) consolidated net income before taking into account federal and any state or local income taxes for the Registrant for the twelve month period ending on the Determination Date exceeds $3,000,000; (d) as of the Determination Date the common stock is listed for trading on the National Association of Securities Dealers' Automated Quotation Small Cap Market; (e) Method IQ's EBIDTA is less than $800,000 for the twelve month period ending on the Determination Date or (f) Method IQ's revenue is less than $12,000,000 for the twelve month period ending on the Determination Date.

     Charys Stock Issued to the Sellers. No fractional shares of common stock of Charys shall be issued to the Sellers under the Agreement, and the number of shares of common stock to be issued shall be rounded down to the nearest whole share. If a fractional share interest arises pursuant to the Agreement or elsewhere therein, Charys shall eliminate such fractional share interest by paying the Seller the amount computed by multiplying the fractional interest by the price of a full share (with such price being the same price used to determine the shares then being issued).

     The Sellers shall be granted registration rights, with respect to all shares of common stock of Charys issued to the Sellers under the Agreement, as more specifically set forth in that certain Registration Rights Agreement (the "Registration Rights Agreement") in the form attached to the Agreement.

     Shares of common stock of Charys and the Ray Stock, when issued and delivered to the Sellers in accordance with the terms of the Agreement, will be duly authorized, validly issued, fully-paid and non-assessable.

     The stock certificates evidencing the Shares of common stock of Charys and the Ray Stock issued to Sellers under the Agreement will bear a restrictive legend.

     Additional Consideration. As additional consideration for the transaction, Charys shall transfer no less than $500,000 in cash to Method IQ at Closing, by wire transfer of immediately available funds.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     Other Contingent Payments. We have entered into certain earn-out agreements as part of the consideration in each of the acquisitions to date. As of October 31, 2005, the maximum earn-out payable is $19.1 million payable over the next two years should each of the companies achieve the maximum results as provided for in the earn-out agreements.

     As of October 31, 2005, we estimate our total liability under each of the earn-out agreements to be $2,679,180. This estimate is based on the current and estimated performance of each of the companies.

     Make Whole Provision. We have entered into certain make whole agreements as part of the consideration in each of the acquisitions to date. The make whole adjustment typically is effective when our common stock, issued as part of a transaction, trades at a price less than $4.00 at a point in time typically two years from the effective date. At such time additional shares and/or cash, at our sole discretion, will be delivered to the holder of the shares. Typically, the make whole adjustment will not apply if the average market price per share for our common stock for the twenty trading days ending on the date which is 24 months from the effective date is equal to or greater than $4.00 per share, or the average market price per share for our common stock for any twenty consecutive trading days during the period commencing after the effective date or greater than $4.25 per share. Under either circumstance, the shares of our common stock issued at the effective date would not be adjusted. Otherwise, the Make Whole Calculation will apply.

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

     In June 2004, we entered into an employment contract with our former president, Benjamin F. Holcomb. In July 2005, we terminated the employment contract. On September 1, 2005, Mr. Holcomb filed suit against Charys in the Superior Court of Fulton County, Georgia, seeking damages in excess of $100,000 arising out of what Mr. Holcomb claims to be a breach of his employment contract arising from the alleged failure of Charys to pay him compensation to which he claims he was entitled. We believe Mr. Holcomb's claims are without merit, and we intend to defend this claim vigorously.

     In July 2004, we entered into an employment contract with our former vice president of business development, Edward K. Acosta. In July 2005, we terminated the employment contract. On November 10, 2005, Mr. Acosta filed suit against Charys, Billy V. Ray, Jr., our chairman and chief executive officer, the law firm of Glast, Phillips & Murray, and Norman Reynolds, an attorney at Glast, Phillips (Mr. Reynolds and Glast, Phillips represent Charys in various matters) in the Superior Court of Fulton County, Georgia, seeking damages in excess of $480,000 arising out of (i) what Mr. Acosta claims to be a breach of his employment contract arising from the alleged failure of Charys to pay compensation to which he claims he was entitled and
(ii) statements in our documents filed with the Securities and Exchange Commission which Mr. Acosta claims to have been false on which he allegedly relied in agreeing to become employed by Charys. We believe Mr. Acosta's claims are without merit, and we intend to defend this claim vigorously.

     In November 2005, Mr. Holcomb and Mr. Acosta sent identical letters to our chief executive officer, Mr. Ray, with copies to each member of our board of directors. These letters purport to be shareholder demand letters requiring us to take remedial action with regard to five allegedly improper transactions in 2004 and 2005 as follows: (i) certain real property was sold by Charys to an entity allegedly controlled by insiders resulting in an improper gain to the insiders, who include certain of our directors and our chief executive officer;
(ii) issuance of our shares worth $430,000 on Form S-8 to a consultant; (iii) acceptance of $140,000 as a loan from a consultant; (iv) improper issuance of shares to consultants; and (v) improper accruing for $446,000 in payroll tax penalties owing from a subsidiary of Charys. The board has met to review the allegations of Messrs. Holcomb and Acosta, is gathering facts, and will meet again before the end of the year to determine appropriate next steps.

     In November 2005, Charys closed upon a contract with certain parties ("Sellers") to acquire the outstanding stock of Viasys Network Services Inc. ("VNSI") and Viasys Services Inc. ("VSI") as discussed in detail in our Form 8-K filed with the Securities and Exchange Commission (the "Acquisition Agreement"). At the time of closing this transaction, numerous lawsuits were pending against VSI and VNSI. The Acquisition Agreement requires Sellers to indemnify Charys for all losses that exceed an aggregate of $1,000,000 which may be incurred in connection with one particular lawsuit that was pending at the time of the closing of the Acquisition Agreement, Lumbermen's Mutual Casualty Company ("Plaintiff") v. Able Telecommunications & Power, Inc. ("ATP"), Transportation Safety Contractors, Inc. ("TSC") and Georgia Electric Company ("GEC") filed in September 2003 in the United States District Court, Northern District of Georgia, Atlanta Division. ATP, GEC and TSC are predecessors of VSI and VSNI and are hereinafter referred to as Defendants. In the lawsuit, Plaintiff seeks to recover approximately $4.5 million under a General Indemnity Agreement ("GIA") executed on March 6, 2000 between Plaintiff and Able Telecom Holding Corporation ("Able"), the former parent of Defendants. Plaintiff issued bonds on behalf of a subsidiary of Able, from the period of approximately April 2000 through August 2001. Plaintiff allegedly incurred various losses due to the subsidiaries' failure and inability to pay its subcontractors and suppliers on various jobs across the country and made various payments to bond claimants. The case is currently scheduled for trial on January 12, 2006 although there are a number of motions regarding evidentiary issues which have yet to be determined.

ITEM 2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

     On August 2, 2005, we sold 200,000 shares of our common stock priced at market ($0.20 per share) to Ralph Delucia, one of our officers for an aggregate consideration of $40,000.

     On August 24, 2005, we sold a series of unsecured notes to unrelated parties for an aggregate of $400,000. The notes bear an annual rate of interest at eight percent, and mature on January 3, 2006. At maturity, the minimum interest payment due will be one full year's interest payable with Charys common stock. The total common stock issuable for the minimum interest due at maturity is 160,000 shares.

     Effective August 1, 2005, we sold all outstanding common shares of our wholly-owned development stage subsidiary ICS to an officer of ICS. We issued the buyer 40,000 shares of Charys' common stock with a fair value of $9,200 in exchange for the buyer assuming net liabilities of ICS of $238,244, resulting in Charys realizing a gain on the sale of $229,044 as reflected in the accompanying consolidated statements of operations for the three months and six months ended October 31, 2005.

     The use of the proceeds from the sale of our securities and issuance of notes were for general working capital needs.

     All of our shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning Charys Holding Company, Inc. and our business prospects, as required by the Securities Act.

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

     None.

ITEM 5.  OTHER  INFORMATION.

     None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

    (a)  Exhibits.

EXHIBIT
-------
  NO.                                        IDENTIFICATION OF EXHIBIT
  ---                                        -------------------------
4.1**    Certificate of Amendment to the Certificate of Designation for Series B Preferred Stock, filed with the
         Secretary of State of Delaware effective July 25, 2005.
4.2**    Certificate of Amendment to the Certificate of Designation for Series C Preferred Stock, filed with the
         Secretary of State of Delaware effective July 25, 2005.
10.1**   Guaranty Agreement between Frost Bank and Contemporary Constructors, Inc., dated July 28, 2005.
10.2**   Guaranty Agreement between the Registrant, CCI and CAPCO, dated July 27, 2005.
10.3**   Guaranty Agreement between Frost Bank and CCI Telecom, Inc., dated July 28, 2005.
10.4**   Guaranty Agreement between Frost Bank and Berkshire Wireless, Inc., dated July 28, 2005.
10.5**   Guaranty Agreement between Frost Bank and CCI Integrated Solutions, Inc., dated July 28, 2005.
10.6**   Guaranty Agreement between Frost Bank and Michael J. Novak, dated July 28, 2005.
10.7**   Contract for Sale and Security Agreement between CCI Telecom, Inc. and CAPCO, dated July 18, 2005.
10.8**   Amendment No. 1 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
         CAPCO dated July 26, 2005.
10.9**   Amendment No. 2 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
         CAPCO, dated July 27, 2005.
10.10**  Promissory Note between Frost Bank and the Registrant, dated July 28, 2005.
10.11**  Put Agreement between Michael J. Novak and Frost Bank, dated July 28, 2005.
10.12**  Arbitration and Notice of Final Agreement between Frost Bank and the Registrant, dated July 28, 2005.
10.13**  Warrant to Purchase Stock issued to Greater Bay Bank, N.A., dated August 1, 2005.
31.1*    Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

----------
*    Filed  herewith.
**   Previously  filed.

(b)  Reports  on  Form  8-K.

- On August 12, 2005, we filed a Form 8-K reporting an entry into a material definitive agreement with respect to completed of the transactions contemplated by that certain agreement with Frost Bank relating to the restructuring of the credit facilities provided by Frost Bank to CCI Telecom, Inc., a wholly-owned subsidiary of the Registrant, creation of a direct financial obligation or an obligation or an obligation under an off-balance sheet arrangement of a registrant, unregistered sales of equity securities, material modification to rights of security holders with respect to the Registrant's amendments on July 25, 2005 to its Certificates of Designation for the Series B and C preferred stock, and financial statements and exhibits.

- On October 11, 2005, we filed a Form 8-K reporting unregistered sales of equity securities with respect to the issuance of to Greater Bay Bank N. A. of a warrant to purchase up to 862,069 shares of the Registrant's common stock over a seven-year period, and financial statements and exhibits.

- On October 17, 2005, we filed a Form 8-K/A correcting information previously reported with respect to unregistered sales of equity securities in a Form 8-K filed on August 12, 2005, and financial statements and exhibits. In the previously filed Form 8-K, the warrant was described as covering 830,000 shares of the Registrant's common stock. Upon further calculation, the number of shares covered by the warrant was determined to be 862,069 shares of the Registrant's common stock.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHARYS HOLDING COMPANY, INC.

Dated:  December 15, 2005.

                                            By   /s/ Billy V. Ray, Jr.
                                              ----------------------------
                                              Billy V. Ray, Jr.,
                                              Chief Executive Officer


                                            By  /s/ Raymond J. Smith
                                              ----------------------------
                                              Raymond J. Smith,
                                              Chief Financial Officer