Form 10QSB
period 2006-01-31
CHARYS HOLDING CO INC
filed 2006-03-30
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2006.

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [x]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2006, the issuer had 15,734,019 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 3
     Item 1. Financial Statements                                              3
     Item 2. Management's Discussion and Analysis, and Plan of Operation      26
     Item 3. Controls  and  Procedures                                        42
PART II - OTHER INFORMATION                                                   43
     Item 1. Legal  Proceedings                                               43
     Item 2. Changes  in  Securities                                          44
     Item 3. Defaults  Upon  Senior  Securities                               50
     Item 4. Submission  of  Matters  to  a  Vote of Security Holders         50
     Item 5. Other  Information                                               50
     Item 6. Exhibits  and  Reports  on  Form  8-K                            50
SIGNATURES                                                                    53
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002       54
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002       55
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002       56
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002       57

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                           January 31, 2006
                                                           ----------------
ASSETS

Current assets:
  Cash                                                     $      1,277,781
  Accounts receivables, net of allowance for doubtful
    accounts of $1,969,151                                       11,868,811
  Inventory                                                         105,022
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                         5,309,290
  Other current assets                                            3,755,499
                                                           ----------------
       Total current assets                                      22,316,403
                                                           ----------------

Property and equipment, net of accumulated depreciation
                                                           ----------------
  and amortization of $760,638                                    6,915,897
                                                           ----------------

Other assets:
  Goodwill                                                       20,357,404
  Amortizable intangible asset, net of accumulated
    amortization of $280,205                                      1,355,795

  Other non-current assets                                        1,437,603
                                                           ----------------
      Total other assets                                         23,150,802
                                                           ----------------

                  Total assets                             $     52,383,102
                                                           ================

See notes to consolidated financial statements.

                            CHARYS HOLDING COMPANY, INC.
                       (f/k/a Spiderboy International, Inc.)
                       CONSOLIDATED BALANCE SHEET (CONTINUED)
                                    (Unaudited)

                                                                January 31, 2006
                                                              ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $         11,217,837
  Accrued expenses                                                       6,478,662
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                  979,108
  Deferred revenue                                                       2,089,442
  Short-term borrowings:
    Unrelated parties                                                   11,065,369
    Related parties                                                      6,407,966
  Current portion of long-term debt:
    Unrelated parties                                                    4,946,331
    Related parties                                                        149,688
                                                              ---------------------
    Total current liabilities                                           43,334,403

Long-term debt - unrelated parties                                         977,934
                                                              ---------------------

                Total liabilities                                       44,312,337
                                                              ---------------------

Shareholders' equity:
  Preferred stock; $0.001 par value; 5,000,000 shares
    authorized, 1,900,000 shares issued and outstanding:
      Series A                                                               1,000
      Series B                                                                 400
      Series C                                                                 500
  Common stock; $0.001 par value; 300,000,000 shares
    authorized, 15,734,019 issued and outstanding                           15,734
  Additional paid-in capital                                            11,554,911
  Accumulated deficit                                                   (3,501,780)
                                                              ---------------------
    Total shareholders' equity                                           8,070,765
                                                              ---------------------

                Total liabilities and shareholders' equity    $         52,383,102
                                                              =====================

See notes to consolidated financial statements.

                                                     CHARYS HOLDING COMPANY, INC.
                                                 (f/k/a Spiderboy International, Inc.)
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                     Three Months Ended January 31,           Nine Months Ended January 31,
                                                  -------------------------------------  -------------------------------------
                                                         2006                2005              2006               2005
                                                  -----------------  ------------------  ----------------  -------------------
Net revenues                                      $     21,769,487   $         975,216   $    33,046,927   $        3,925,228
Cost of revenues                                        17,719,156             711,785        26,506,973            2,456,907
                                                  -----------------  ------------------  ----------------  -------------------
  Gross profit                                           4,050,331             263,431         6,539,954            1,468,321
                                                  -----------------  ------------------  ----------------  -------------------
Operating expenses:
  General and administrative                             2,870,934           1,058,926         5,548,319            2,106,330
  Depreciation and amortization                            382,768               7,042           640,449               27,245
                                                  -----------------  ------------------  ----------------  -------------------
    Total operating expenses                             3,253,702           1,065,968         6,188,768            2,133,575
                                                  -----------------  ------------------  ----------------  -------------------

    Income (loss) from operations                          796,629            (802,537)          351,186             (665,254)
                                                  -----------------  ------------------  ----------------  -------------------
Other income (expense):
  Gain on sale of discontinued operation                         -                   -           229,044                    -
  Gain on sale of assets                                     6,260                   -            18,068                    -
  Interest expense                                        (410,063)            (19,354)         (630,115)             (24,728)
  Other income (expense), net                              (27,930)                  -         1,335,789                    -
                                                  -----------------  ------------------  ----------------  -------------------
    Total other income (expense)                          (431,733)            (19,354)          952,786              (24,728)
                                                  -----------------  ------------------  ----------------  -------------------

Net earnings (loss) before income taxes                    364,896            (821,891)        1,303,972             (689,982)

Income tax expense (benefit)                                     -                   -                 -                    -
                                                  -----------------  ------------------  ----------------  -------------------
        Net earnings (loss)                       $        364,896   $        (821,891)  $     1,303,972   $         (689,982)
                                                  =================  ==================  ================  ===================

Per common share data - basic:
  Net earnings (loss)                             $           0.03   $           (0.16)  $          0.13   $            (0.14)
                                                  =================  ==================  ================  ===================
  Weighted average shares outstanding                   12,379,768           4,997,393         9,813,681            4,889,543
                                                  =================  ==================  ================  ===================
Per common share data - diluted:
  Net earnings (loss)                             $           0.02   $           (0.16)  $          0.11   $            (0.14)
                                                  =================  ==================  ================  ===================
  Weighted average  shares outstanding                  16,953,137           4,997,393        12,227,268            4,889,543
                                                  =================  ==================  ================  ===================

See notes to consolidated financial statements.

                                              CHARYS HOLDING COMPANY, INC.
                                         (f/k/a Spiderboy International, Inc.)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                  Nine Months Ended January 31,
                                                                           --------------------------------------------
                                                                                   2006                   2005
                                                                           --------------------  ----------------------
Cash Flows From Operating Activities:
-------------------------------------
Net earnings (loss)                                                        $         1,303,972   $            (689,982)
Adjustments:
  Stock options expense                                                                      -                  15,986
  Stock issued for services                                                             31,891                 437,500
  Imputed interest                                                                           -                   9,671
  Stock issued for note interest                                                       108,538
  Income from debt retirement                                                       (1,596,355)                      -
  Loss on disposal of equipment                                                        (18,068)                      -
  Gain on sale of discontinued operation                                              (226,110)                      -
  Depreciation and amortization expense                                                640,451                  23,382
  Net change in current assets and liabilities                                      (2,686,977)                (84,434)
                                                                           --------------------  ----------------------
              Net cash provided used in operating activities                        (2,442,658)               (287,877)
                                                                           --------------------  ----------------------

Cash Flows From Investing Activities:
-------------------------------------
Purchase of equipment                                                                 (257,778)                 (3,860)
Cash acquired in acquisitions                                                          363,346                       -
Repayments on notes receivable                                                               -                  12,702
Increase in other non-current assets                                                (1,060,152)                (45,000)
                                                                           --------------------  ----------------------
              Net cash provided by (used in) investing activities                     (954,584)                (36,158)
                                                                           --------------------  ----------------------

Cash Flows From Financing Activities:
-------------------------------------
Proceeds from exercise of common stock options                                          70,000                       -
Proceeds from sale of restricted common stock                                          859,120                       -
Cash paid for line of credit refinancing                                              (116,985)                      -
Net proceeds on short-term borrowings:
  Unrelated parties                                                                  1,650,501                 220,749
  Related parties                                                                    1,100,000                 161,184
Net proceeds (repayments) on long-term debt:
  Unrelated parties                                                                    137,573                 (20,049)
  Related parties                                                                     (111,250)                      -

                                                                           --------------------  ----------------------
              Net cash provided by financing activities                              3,588,959                 361,884
                                                                           --------------------  ----------------------

Net increase in cash                                                                   191,717                  37,849
Cash, beginning of period                                                            1,086,064                       -
                                                                           --------------------  ----------------------

Cash, end of period                                                        $         1,277,781                  37,849
                                                                           ====================  ======================

See notes to consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              THREE AND SIX MONTHS ENDED JANUARY 31, 2006 AND 2005
                                  (Unaudited)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements of Charys Holding Company, Inc. ("Charys" or the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB and subsequent amendments on Form 10-KSB/A for the year ended April 30, 2005 ("2005 Annual Report"). Operating results for the three months and nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006.

Certain amounts in the accompanying consolidated statements of operations and cash flows for the three months and nine months ended January 31, 2005 have been reclassified in order to conform with the presentation of these statements for the three months and nine months ended January 31, 2006.

2.   THE  COMPANY

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, as follows:

CCI Telecom, Inc. ("CCI")
Personnel Resources of Georgia, Inc. ("PRG")
Innovative Corporate Systems, Inc. ("ICS")
Method IQ, Inc. ("MIQ")
Viasys Services, Inc./Viasys Network Services, Inc. (collectively "Viasys")

Effective August 1, 2005, the Company sold all outstanding common shares of ICS (see Note 11). Effective November 1, 2005, the Company acquired MIQ and Viasys (see Note 10). MIQ is engaged in providing technical support, hardware/software sales and professional services to telecommunications companies. Viasys designs, installs and maintains wired and wireless communication networks and infrastructure, installs intelligent transportation systems, provides industrial maintenance services, and provides underground utility construction services to government, telecommunications and industrial customers. Charys is the successor to Spiderboy International, Inc. as the result of a merger and name change approved by the shareholders on June 25, 2004.

3.   SIGNIFICANT  ACCOUNTING  POLICIES

The following significant accounting policy relates to a recently acquired company, and therefore has not been previously disclosed:

DEFERRED REVENUE. Revenues from hardware and software sales are deferred until completion of the related systems installation contract. Progress billings received from customers for systems installation and other professional service contracts are recorded as deferred revenue until such time the related contracts are completed.

4.   GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In spite of its successful refinancing and partial retirement of the debt assumed in its acquisition of CCI, at present the Company has a $21 million working capital deficit. Although the Company has available $7 million in asset-based credit facilities and has secured other sources of short-term borrowing and equity financing (see Notes 7 and 9), its borrowing capacity under the credit facilities is limited to the extent of the qualified accounts receivable of two of the Company's operating subsidiaries and the additional financing obtained is insufficient to meet its working capital needs over the near-term. The present condition continues to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of its operating subsidiaries. Management's plan to improve its overall financial condition includes the following:

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

The Company had recorded a $750,000 reserve in the purchase accounting for the acquisition of Viasys to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the November 1, 2005 the acquisition date. Subsequent to the acquisition, the Company has utilized the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition. During the period November 1, 2005 to January 31, 2006, $520,000 of this reserve was utilized.

6.   CCI  DEBT  RESTRUCTURING

On July 29, 2005, Charys, through its subsidiary CCI, closed on a new $5 million asset based credit facility with CAPCO Financial Company ("CAPCO"). The finance agreement provides for CAPCO to make cash advances to CCI based on 85% of accounts receivables that are 90 days or less from invoice date. The initial term of this agreement is 12 months from the closing date. Interest is payable on outstanding borrowings at the prime rate plus 6%. CAPCO also received a seven-year warrant to purchase up to 862,069 shares of Charys common stock at $0.35 per share. The facility is secured by a first lien position on the assets of CCI. The initial draw-down of the facility was approximately $2.6 million, of which $2.5 million was used to pay down CCI's existing line of credit with Frost Bank. Costs incurred to secure this financing, including the warrant valued at $45,027 (see Note 9) totaled $310,224. These costs were recorded as capitalized financing costs, to be amortized on a straight-line basis over the initial term of the finance agreement, and are included in other current assets in the accompanying consolidated balance sheet.

Concurrent with the closing on the CAPCO credit facility, on July 29, 2005 Charys completed the terms of an agreement (the "Agreement") entered into with Frost Bank on April 25, 2005 to retire CCI's remaining debt with Frost Bank, consisting of a $4.55 million outstanding line of credit obligation. The terms of the Agreement are more fully described in the Company's 2005 Annual Report on Form 10-KSB. On July 29, 2005, Frost Bank released all debt security interests and liens relating to the credit line in consideration for the completion of the Agreement and having received from Charys a one-time cash payment of $2.5 million, a $300,000 promissory note from Charys in favor of Frost Bank, and 500,000 shares of Charys Series C preferred stock (see Note 9). The note bears interest at 12%, with accrued interest and principal due on August 28, 2006.

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

In addition to the debt retirement consideration, the Company executed a $100,000 promissory note in favor of Frost Bank for unpaid interest and legal fees. The note bears interest at 12%, with accrued interest and principal due on January 27, 2006. This note was repaid in February 2006.

7.   SHORT-TERM BORROWINGS

INDIVIDUAL INVESTOR NOTES. On August 24, 2005 the Company executed a series of unsecured notes with unrelated parties in exchange for an aggregate of $400,000 in cash. The notes bear an annual rate of interest at 8% and mature January 3, 2006. At maturity, the minimum interest payment due will be for not less than a one year period, and will be payable in the form of restricted common stock of Charys. The total common stock to be issue for the minimum interest due at maturity is 160,000 shares.

On March 20, 2006, each purchaser executed an extension agreement extending the maturity of notes until April 15, 2006. Each purchaser will receive pre-determined fixed number of shares of Charys common stock as payment of an extension fee on April 15, 2006. The total number of share to be issued in payment of the payment fee will be 20,000 Charys common shares. In connection with the extension, each purchaser reconfirmed the representations and warranties set forth his original loan agreement with Charys and agreed that no Event of Default as defined in the loan agreement shall be deemed to exist, and all of the other terms of the loan agreement and the notes remain in full force and effect.

HIGHGATE FINANCING. In connection with the Viasys acquisition, on November 17, 2005, Charys closed a Securities Purchase Agreement (the "Agreement"), dated as of November 16, 2005, by and among Charys and Highgate House Funds, Ltd. (the "Buyer").Pursuant to the Agreement, Charys shall issue and sell to the Buyer (i) $4,000,000 secured convertible debenture, which shall be convertible, unless redeemed by Charys before the expiration of one hundred twenty days from the Closing Date into shares of Charys common stock, par value $0.001 and (ii) warrants to purchase an aggregate of 1,000,000 shares of common stock of Charys. The total purchase price for the First Convertible Debenture and the First Warrants shall be $4,000,000.

HARRIS/POSNER FINANCING. In order to complete the purchase of MIQ, on December 22,2005, Charys arranged financing with Mel Harris and Steven Posner.On December 22, 2005, Charys and Billy V. Ray,Jr. executed a securities purchase agreement with Messrs Harris and Posner providing for $1,000,000 in funds.In consideration of the funding, Charys issued to Messrs. Harris and Posner:

- A $1,000,000 secured convertible debenture which is convertible into shares of Charys common stock, unless redeemed by Charys before April 21,2006. The debenture has a maturity date of December 22, 2006, with interest at the rate of 12 percent per annum, compounded monthly. Charys will begin making monthly interest payments on the debenture on the earlier of the effectiveness of the registration statement with respect to the shares issuable in connection with the debenture and the warrants discussed below, or April 21, 2006.

- Warrants to purchase an aggregate of 250,000 shares of Charys common stock. The warrants provide for the ability to purchase shares of Charys common stock for a period of three years, expiring on December 22, 2008, with an exercise price equal to the lower of: (a) $0.80 per share of the common stock; or (b) 120 percent of the average closing bid price for the five trading days immediately preceding December 22,

     2005, or (c) 80 percent of the lowest closing bid price for the five trading days immediately preceding the date of exercise.

The funds were used to pay the $500,000 cash down payment called for in the acquisition of MIQ as well as other fees and expenses related to the transaction totaling $135,500. The remainder of the Harris/ Posner financing in the amount of $364,500 was used by Charys as working capital.

Pursuant to the debenture, Messrs. Harris and Posner, at their sole option, may convert any or all of the face amount of the debenture at any time after April 21, 2006, and from time to time, until payment in full of the principal amount of the debenture, plus a premium on that amount accruing at a rate of 12 percent per annum, compounded monthly, from December 22, 2005 to the date of conversion, into shares of common stock. The number of shares of Charys common stock to be received upon conversion will be determined by dividing the amount of the debenture being converted into shares of common stock by the conversion price. The conversion price shall be equal to the lower of:

-    $0.80 per share of Charys common stock; or

- One hundred twenty percent of the average closing bid price for the five trading days immediately preceding December 22, 2005; or

- Eighty percent of the lowest closing bid price for the five trading days immediately preceding the date of conversion.

Security Agreement for the Harris and Posner Financing. As security for its obligations under the debenture and the warrants, Charys executed a stock pledge agreement in favor of Messrs. Harris and Posner wherein Mr. Ray pledged all of his 2,185,150 shares of Charys common stock and 950,000 shares of his Charys Series A preferred stock. Mr. Ray was granted the right to vote the common stock and preferred stock as long as no default has taken place. Messrs. Harris and Posner were initially granted a security interest in various assets of MIQ, but that security interest was terminated.

Escrow of Shares. Pursuant to the securities purchase agreement with Messrs. Harris and Posner and to further ensure Charys' obligation to issue shares of its common stock upon conversion of the debenture and exercise of the warrants, Charys also issued and escrowed 1,500,000 shares of its common stock with an escrow agent, who will distribute the required number of the escrowed shares to Messrs. Harris and Posner upon conversion of the debenture and/or exercise of the warrants.

Registration Rights. The Company also agreed to file a registration statement with respect to the resale of the escrowed shares by March 22, 2006. The Company has to register for resale all of the 1,500,000 escrowed shares if it does not redeem in full the entire $1,000,000 secured convertible debenture by April 21, 2006. If Charys redeems the debenture by April 21, 2006, it will only have to register for resale the 250,000 shares underlying the warrants.

In addition, the Company must use its best efforts to have the registration statement declared effective by the SEC no later than May 15, 2006. The Company will be in default if the registration statement is not declared effective by the SEC by June 13, 2006.

If the registration statement is not filed by March 22, 2006, or in the event that it is not declared effective by the SEC by July 20, 2006, or if sales cannot be made pursuant to the registration statement, then Charys will pay Messrs. Harris and Posner as liquidated damages a cash amount equal to two percent per month of the outstanding principal amount of the $1,000,000 debenture within three business days from the end of the month of March 2006 (if for a late filing) and July 2006 (if not declared effective), and shall continue thereafter until the registration statement is filed or declared effective, as the case may be.

COMCORPS FINANCING. On December 22, 2005, VSI obtained a loan in the amount of $1,100,000 from Comcorps. Inc., a corporation owned by the CEO of VSI. The Loan is evidenced by a Note secured by a Deed of Trust on certain real property owned by VSI ("Property") and provides for interest to accrue on so much of the principal balance of the Loan as shall from time to time be advanced and remain unpaid at the fixed interest rate of 8% per annum; payments of interest only shall be due and payable monthly in arrears on the 1st day of each and every calendar month until maturity, commencing on February 1, 2006 and the entire principal amount of the Loan, and any accrued but unpaid interest,and any unpaid fees and costs, shall be due and payable on the earlier to occur of (i) the date of the sale of the Property or (ii) the date which is one year after the date of the Note.


8.   CONTINGENT  LIABILITIES  AND  COMMITMENTS

IRS PENALTY ASSESSMENTS. As disclosed in the Company's 2005 Annual Report, PRG has incurred penalty assessments by the Internal Revenue Service ("IRS") associated with the timing and method used by PRG to pay payroll taxes, primarily relating to fiscal year 2004 before its acquisition by Charys. As of October 31, 2005, PRG has been notified of penalty assessments of approximately $494,000. Because a preponderance of these penalties relate to an erroneous method used to pay the taxes and not for late payment, management is currently negotiating with the IRS for a penalty reduction, however, there is no assurance any of the penalties will be abated. Accordingly, the Company has accrued for these unpaid assessments, which are included in accrued expenses in the accompanying consolidated balance sheet.

CONTINGENT ACQUISITION LIABILITY. As more fully disclosed in the Company's 2005 Annual Report, under the terms of the purchase agreement relating to the acquisition of CCI on March 4, 2005, the CCI shareholders may also be entitled to additional ("earn-out") consideration in cash or Charys common stock over a two-year period following the acquisition, based on the performance of CCI. Under the purchase agreement formula, the maximum amount of the earn-out liability is $5.4 million. Under generally-accepted accounting principles, additional consideration resulting in future periods from this earn-out contingency, if any, will be recorded to goodwill at the time the contingency is resolved. Accordingly, the accompanying 2005 consolidated financial statements do not include any potential effects of this contingency, which could be material.

ACQUISITION "MAKE-WHOLE" CONTINGENCIES. The purchase agreements for the acquisition of CCI and MIQ, and purchase of real estate from CCI Associates contain "make-whole" provisions, whereby Charys is committed to issuing additional common shares or paying cash to the sellers if the future market price of the Company's stock fails to achieve certain levels, in accordance with timetables and formulas set forth in the respective purchase agreements. Whether the make-whole amounts are paid in cash or in the Company's common stock is at the discretion of Charys. Should these contingencies materialize and Charys elects to issue additional common stock, further common stock issuances to consultants will be required under their agreement with Charys dated February 27, 2004. Further details regarding the CCI and CCI Associates transactions and the consultants agreement are contained in the Company's Annual Report on Form 10-KSB. Further details regarding the MIQ transaction are contained in the Company's Current Report on Form 8-K.

The maximum additional consideration which could be paid under the make-whole provisions relating to the CCI and MIQ acquisitions is $8.15 million. Regardless of Charys' stock performance, the extent to which this amount will be paid, if at all, is also subject to CCI and MIQ achieving minimum earnings targets, as defined in the purchase agreements. Whether or not these companies will achieve the earnings targets is unknown. Accordingly, the potential consideration associated with the make-whole provision and additional common shares which may be required for the consultants cannot be reasonably estimated. Therefore, the accompanying consolidated financial statements do not include any effects of these make-whole contingencies. However, the effect of these contingencies, should they occur, could be material.

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

LEGAL CONTINGENCY - VIASYS. In November 2005, Charys closed upon a contract with certain parties ("Sellers") to acquire the outstanding stock of Viasys Network Services Inc. ("VNSI") and Viasys Services Inc. ("VSI") as discussed in detail in a Current Report on Form 8-K as filed with the Securities and Exchange Commission (the "Acquisition Agreement"). At the time of closing this transaction, numerous lawsuits were pending against VSI and VNSI. The Acquisition Agreement requires Sellers to indemnify Charys for all losses that exceed an aggregate of $1 million which may be incurred in connection with one particular lawsuit that was pending at the time of the closing of the Acquisition Agreement, Lumbermen's Mutual Casualty Company ("Plaintiff") v. Able Telecommunications & Power, Inc. ("ATP"), Transportation Safety Contractors, Inc. ("TSC") and Georgia Electric Company ("GEC") filed in September 2003 in the United States District Court, Northern District of Georgia, Atlanta Division. ATP, GEC and TSC are predecessors of VSI and VSNI and are hereinafter referred to as Defendants. In the lawsuit, Plaintiff seeks to recover approximately $4.5 million under a General Indemnity Agreement executed on March 6, 2000 between Plaintiff and Able Telecom Holding Corporation ("Able"), the former parent of Defendants. Plaintiff issued bonds on behalf of a subsidiary of Able, from the period of approximately April 2000 through August 2001. Plaintiff allegedly incurred various losses due to the subsidiaries' failure and inability to pay its subcontractors and suppliers on various jobs across the country and made various payments to bond claimants. The case is currently scheduled for mediation in April 2006 and for trial in May 2006, although there are a number of motions regarding evidentiary issues which have yet to be determined. Management and its counsel believe that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's financial position. Accordingly, no adjustment has been made to the accompanying consolidated financial statements. However, the actual outcome of this proceeding could be material.

OTHER LEGAL PROCEEDINGS. The Company is a party to various legal actions that have arisen in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management and its counsel that the resolution of such litigation will not have a material adverse effect on the results of operations, financial position or liquidity of the Company.

9.   SHAREHOLDERS' EQUITY

PREFERRED STOCK. On July 29, 2005, Charys issued Frost Bank 500,000 shares of Series C preferred stock as partial consideration for retirement of CCI debt (see Note 6). The shares were valued at the $0.22 per share market price of the Company's common stock as of that date, for a total value of $110,000. The shares are non-voting, and each share is convertible into one share of Charys' common stock. The shares are not under any mandatory redemption requirements. Charys also delivered a put option to Frost Bank with respect to these shares to sell the shares to Michael J. Novak, the previous and current president of CCI, at the price of $3.50 per share.

COMMON STOCK. On June 5, 2005, the Company exchanged a short-term note payable to a related party for 240,000 common shares. In a series of transaction from August 1, 2005 to September 22, 2005, the Company sold 1,072,302 common shares to unrelated parties for total cash proceeds of $577,320. These shares are restricted from resale by the buyers for a period of one year after the purchase. On January 16, 2006 and again on January 30, 2006 the Company sold 285,000 shares of common stock at $1.06 to unrelated parties. The total proceeds were $301,800.The use of proceeds from the sale were for general working capital needs.

COMMON STOCK WARRANTS. Common stock warrants granted during the nine months ended January 31, 2006, were as follows:

     -    As a part  of  the  new  credit  facility  agreement  with  CAPCO (see
          Note 6), on July 29, 2005, Charys issued CAPCO a seven-year warrant to purchase up to 862,069 shares of Charys common stock at $0.29 per share.

     -    For services  rendered  relating  to  the  acquisition  of Viasys (see
          Note 10) under a consulting agreement, on November 1, 2005, Charys issued a consultant a three-year warrant to purchase up to 350,000 shares of Charys common stock at $2.00 per share.

     - On November 17, 2005, Charys issued Highgate House Funds, Ltd. a three-year warrant to purchase up to 1,000,000 shares of Charys common stock at $0.01 per share related to financing provided for the acquisition of Viasys (see Note 7).

     - On December 22, 2005, Charys issued Harris and Posner a three-year warrant to purchase up to 250,000 chares of Charys common stock at $0.80 per share related to their financing provided for the acquisition of MIQ (see Note 7).

The Company used the Black-Scholes options pricing model for measuring the underlying fair value of the above warrants. The variables used under this model were as follows:

                    Expected     Risk-Free
                   Dividends   Interest Rate   Volatility
                   ----------  --------------  -----------
CAPCO              $        -           4.09%       29.00%
Viasys consultant  $        -           4.43%       49.00%
Highgate           $        -           4.43%       49.00%
Harris/Posner      $        -           4.43%       49.00%

10.  ACQUISITIONS

VIASYS ACQUISITION. On November 17, 2005, Charys closed a Stock Purchase Agreement (the "Agreement") having an effective date of November 1, 2005 with New Viasys Holdings, LLC, (the "Seller") which is the owner of Viasys Network Services, Inc. and Viasys Services, Inc.

Subject to the terms and conditions of the Agreement, the Seller sold, and Charys purchased from the Seller, all of the issued and outstanding shares of the capital stock of Viasys (collectively the "Shares").

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

On February 10, 2006 Viasys, as primary obligor, and Charys, as a guarantor, entered into letter agreements with Merrill Lynch with respect to the amendment of certain loan documents between Viasys and Merrill Lynch. In the letter agreement, the parties confirmed certain agreements of Merrill Lynch Business Financial Services Inc. ("MLBFS") and Viasys Services, Inc. ("Customer") with respect to: (i) that certain WCMA Reducing Revolver Loan And Security Agreement between MLBFS and Customer (including any previous amendments and extensions thereof), and (ii) all other agreements between MLBFS and Customer or any party who has guaranteed or provided collateral for Customer's obligations to MLBFS (a "Guarantor") in connection therewith (collectively, the "Loan Documents"). Capitalized terms used in the letter agreement and not defined therein shall have the meaning set forth in the Loan Documents.

Subject to the terms of the letter agreements, effective as of the "Effective Date" (as defined below), the Loan Documents are hereby amended as follows:

     (a)  The term "Maximum WCMA Line of Credit" shall mean on Agreement No.

     2BN-07936:

     $2,206,917 from the Effective Date through March 14, 2006 and

     $2,156,917 from March 15, 2006 through March 30, 2006;

     $0.00 at March 31, 2006.

     (b)  The term "Maximum WCMA Line of Credit" shall mean on Agreement No.

     2BN-07937:

     $582,885 from the Effective Date through February 16, 2006 and

     $0.00 at February 17, 2006.

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

METHOD IQ ACQUISITION. On October 3, 2005, Charys and MIQ, Inc. announced they had signed a binding letter of intent for Charys to acquire MIQ, Inc. in a stock and cash transaction. Subsequent to October 3, 2005, the parties have executed various documents in connection with the subject acquisition. The transaction will close when Charys has been able to secure the necessary financing.

A Stock Purchase Agreement to be effective as of November 1, 2005, has been executed by and among Charys; Rock Creek Equity Holdings, LLC, J. Alan Shaw (collectively, the "Sellers"); MIQ, Inc., and Billy V. Ray, Jr., the Chairman and Chief Executive Officer of Charys. Pursuant to the agreement, the Sellers agree to sell to Charys, and Charys agrees to purchase from the Sellers, all of the issued and outstanding shares of capital stock of MIQ (the "Shares"). The agreement has been signed by all parties and is being held in escrow subject to financing. In the event the agreement is not closed on or before December 16, 2005, the parties have agreed to terminate the agreement.

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

Purchase Price Adjustment Mechanism. The aggregate consideration to be paid by Charys to the Sellers is subject to a one-time adjustment based upon MIQ's financial performance during the year following the Closing Date, as described below.

As soon as practicable, but in no event more than sixty days after the Determination Date, Charys shall cause MIQ to prepare and deliver to the Sellers, special purpose financial statements prepared in accordance with Closing GAAP, applied on a consistent basis in accordance with MIQs historical accounting policies, showing results of operation of MIQ and any Subsidiaries as of the close of business for the one year period (the "Determination Period") commencing on the Closing Date and ending on the Determination Date (the "Determination Date Financial Statements"), which Determination Date Financial Statements shall be prepared at the expense of Charys, by an accounting firm mutually agreeable to Charys and Sellers (the "Auditor"). In addition, Charys shall bear the expense of having an opening date balance sheet as of the Effective Date, prepared by the Auditor in accordance with GAAP, applied on a consistent basis in accordance with MIQ's historical accounting policies. The parties acknowledge that the Determination Date Financial Statements are for the sole purpose of determining adjustments to the Purchase Price and may not reflect the actual financials of Method IQ used in preparing Charys consolidated financial statements.

The Sellers shall have thirty days from the date the Determination Date Financial Statements are delivered by Charys and MIQ to review the Determination Date Financial Statements and propose any adjustments for the purpose of determining adjustments to the Purchase Price. If after discussion of any such proposed adjustments, either party disputes such adjustments, then Charys and the Sellers shall engage a nationally recognized accounting firm (the "Alternate Auditor") to review the disputed items. The Alternate Auditor's determination of the disputed items with respect to the determination of the Purchase Price shall be final and binding upon the Parties, without adjustment. All invoices submitted by the Alternate Auditor shall be paid by the Registrant and the Sellers equally.

The "Adjusted Purchase Price" for the Shares shall be the greater of (x) 7.5 times Method IQ's consolidated EBIDTA for the Determination Period, as calculated from the Determination Date Financial Statements or (y) $5,250,000.

     (a) In the event that the Adjusted Purchase Price is equal to or greater than $5,250,000 and less than $10,500,000 pursuant to clause (x) above, then no later than five days following the date on which the Determination Date Financial Statements is finalized, the Sellers shall transfer to Charys, on a pro-rata basis, the number of shares of common stock issued as Stock Consideration to the Sellers equal in Base Value to the amount determined by taking the difference between the $10,500,000 and the Adjusted Purchase Price, and dividing such number by the Average Issue Price Per Share (the "Shortage Amount"), regardless of the actual value of such common stock. If the Base Value of all of the shares of common stock owned by Sellers is less than the Shortage Amount, then Sellers shall transfer all of the shares of common stock owned by them, to Charys, and such transfer shall be deemed payment in full of the Shortage Amount, regardless of the actual amount.

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

Rock Creek Earn Out. In addition to the Purchase Price, Rock Creek shall, for a period of eighteen months following the Closing Date (the "Earn Out Term"), be entitled to earn an aggregate of 800,000 equity interests directly or indirectly in Charys consisting of a maximum of (a) 500,000 shares of additional common stock of Charys, plus (b) options or other convertible securities representing the right to acquire up to an additional 250,000 shares of common stock of Charys (the "Plan Stock") pursuant to an Executive Stock Purchase Plan (the "Stock Plan") currently being developed by Charys (and, if no Stock Plan exists, then Rock Creek shall be entitled to earn an additional 250,000 shares of common stock of Charys), plus (c) 50,000 shares of the Series A preferred stock of Charys owned by Billy V. Ray, Jr. (the "Ray Stock") (the common stock, Plan Stock and Ray Stock are collectively referred to in the Agreement as the "Earn Out Equity").

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

If less than one hundred percent of the Earn Out Equity is earned and issued pursuant to the Agreement, then, on the later to occur of thirty days (a) from the end of the Earn Out Term; or (b) from the date of the closing of the last acquisition of a Target Subsidiary, MIQ will provide Charys with twelve-month EBIDTA projections for MIQ and all Target Subsidiaries for the period commencing with the day following the last day of the Earn Out Term (the "EBIDTA Projections"). If, at the end of the twelve months set forth in the EBIDTA Projections, the combined EBIDTA of MIQ and all Target Subsidiaries meets or exceeds one hundred fifty percent of such EBIDTA Projections, the remaining common stock of Charys and the Ray Stock shall be issued to Rock Creek and Rock Creek, if it desires, may purchase the remaining Plan Stock. If the combined EBIDTA of MIQ and all Target Subsidiaries is less than one hundred fifty percent of such EBIDTA Projections, no additional Earn Out Equity shall be issued to the Rock Creek hereunder.

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

Additional Consideration. As additional consideration for the transaction, Charys shall transfer no less than $500,000 in cash to MIQ at Closing, by wire transfer of immediately available funds.

FAIR VALUE OF ASSETS ACQUIRED/LIABILITIES ASSUMED. The following summary presents the estimated fair values of the assets acquired and liabilities of VSI and MIQ assumed as of the effective dates of acquisition:

                                                           VSI          MIQ
                                                       -----------  ------------
Current assets                                         $ 9,017,983  $ 2,554,790
Property and equipment                                   5,999,792      615,460
Other non-current assets                                   102,684       32,732
                                                       -----------  ------------
  Total assets acquired                                 15,120,459    3,202,982
                                                       -----------  ------------

Current liabilities (other than debt obligations)        9,527,338    3,262,261
Debt obligations - current portion                       4,361,330      978,484
Debt obligations - non-current portion                   1,012,893      147,062
                                                       -----------  ------------


  Total liabilities assumed                             14,901,561    4,387,807
                                                       -----------  ------------

  Net assets acquired (liabilities assumed)                218,898   (1,184,825)

Total purchase price                                    10,120,966    5,619,856
                                                       -----------  ------------
Excess of purchase price over net assets acquired
  (liabilities assumed)                                  9,902,068    6,804,681
Less: Excess purchase price allocated to amortizable
  intangible assets                                        246,000      170,000
                                                       -----------  ------------
Goodwill                                               $ 9,656,068  $ 6,634,681
                                                       ===========  ============

The above allocation of excess purchase price to amortizable intangible assets is based on management's estimate in lieu of valuation from a qualified independent source. The Company intends to obtain an independent valuation and make adjustments to these allocations as necessary in the subsequent quarter.

PRO FORMA INFORMATION. Unaudited pro forma information for the Company is presented below as if the acquisitions of VSI and MIQ had taken place as of May 1 for each of the periods presented. The reserve for contract losses of $750,000 on the acquired VSI contracts, established by the Company through purchase accounting (see Note 5), has been included as losses in the pro forma information for the period ended January 31, 2006. Pro forma information for the period ended January 31, 2005 also includes that of CCI, the acquisition of which occurred March 2, 2005. The acquisition of PRG on July 1, 2004 was accounted for as a transfer of assets, and thus results of its operations are included in the accompanying consolidated statements of operations for the period ended January 31, 2005 and not as pro forma information. This pro forma information does not purport to be indicative of the results of operations which would have resulted had the purchased acquisitions been consummated at the dates assumed. Amounts are stated in thousands, except for the per share data.

                                        Nine Months Ended
                                           January 31,
                                   --------------------------
                                       2006          2005
                                   ------------  ------------
                                   (Unaudited)   (Unaudited)
Revenues                           $    63,160   $    69,848
Net (loss)                         $      (691)  $    (2,847)
Basic and diluted per share loss   $     (0.05)  $     (0.27)

11.  SALE OF SUBSIDIARY

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

12.  EARNINGS  PER  SHARE

The computation of basic and diluted earnings per share is as follows:

                                                    Three Months Ended January 31,         Nine Months Ended January 31,
                                                 ------------------------------------  ------------------------------------
                                                       2006               2005               2006               2005
                                                 ----------------  ------------------  ----------------  ------------------
  Numerator:

  Net earnings (loss)                            $        364,896  $        (821,891)  $      1,303,972  $        (689,982)
                                                 ================  ==================  ================  ==================
  Denominator:

  Weighted average shares outstanding - basic          12,379,768          4,997,393          9,813,681          4,889,543
  Effect of dilutive securities:
    Exercisable common stock options                    1,885,869                  -          1,373,551                  -
    Common stock warrants                               1,787,500                  -            601,268                  -
    Convertible Series B preferred stock                  400,000                  -            266,667                  -
    Convertible Series C preferred stock                  500,000                  -            172,101                  -
                                                 ----------------  ------------------  ----------------  ------------------
  Weighted average shares outstanding - diluted        16,953,137          4,997,393         12,227,268          4,889,543
                                                 ================  ==================  ================  ==================
  Net earnings per share of common stock:
  Basic                                          $           0.03  $           (0.16)  $           0.13  $           (0.14)
  Diluted                                        $           0.02  $           (0.16)  $           0.11  $           (0.14)

13.  RELATED PARTY TRANSACTIONS

Transactions with related parties were as follows:

     - A significant customer of PRG is owned by an officer of PRG, who acquired this company in June 2004, prior to the acquisition of PRG by Charys. Net revenues (net of payroll costs) attributable to this customer were $16,791 and $36,850 for the three months ended January 31, 2006 and 2005, and $95,696 and $121,247 for the nine months ended January 31, 2006 and 2005.

     - PRG has a month-to-month operating lease for its office space with a PRG officer-employee, who was an owner of a predecessor company of PRG. Rent expense under the lease was $3,900 and $5,974 during the three months ended January 31, 2006 and 2005, and $11,700 and $21,018 for the nine months ended January 31, 2006 and 2005.

     - An ICS officer made advances to ICS to fund operating expenses totaling $55,698 and $100,119 during the three months ended July 31, 2005 and nine months ended January 31, 2005. As disclosed in Note 11, this company was sold to its president effective August 1, 2005.

     - Principal payments of $40,500 and $117,500 were made during the three months and nine months ended January 31, 2006 relating to the PRG acquisition note payable to Charys' Chief Executive Officer.

     - A short-term loan of $50,000 made to the Company by a shareholder during the year ended April 30, 2005 was exchanged for 240,000 common shares on July 29, 2005.

     - The Company received $1.1 million in cash from a company owned by the president of VSI in exchange for a promissory note (see Note 7).

     - The Company issued a $5.25 million promissory note to a company owned by the officers of MIQ in exchange for all outstanding common stock of MIQ (see Note 7).

14.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

Non-cash effects of transactions occurring during the nine months ended January 31, 2006 and 2005 were as follows:

     - A total of $310,224 in costs related to the new CAPCO credit facility were capitalized, which included accrued expenses of $182,490 and a common stock warrant valued at $45,027 (see Note 6). The cash portion of this transaction was $82,707, and is included in the accompanying statement of cash flows for the six months ended October 31, 2005.

     - $2.05 million in bank debt was retired in exchange for a $300,000 promissory note, preferred stock valued at $110,000, and $9,367 in accrued expenses relating to the retirement transaction (see Note 6). The cash portion of this transaction was $34,278, and is included in the accompanying statement of cash flows for the nine months ended January 31, 2006.

     - Accrued expenses of $100,000 were restructured into a short-term promissory note (see Note 6).

     -    A $50,000 short-term loan was exchanged for common stock (see Note 9).

     - Equipment valued at $9,971 was purchased via a capital lease obligation.

     - The Company sold the common stock of ICS, issuing 40,000 shares of its common stock valued at $9,200 in exchange for transferring the net liabilities ICS to the buyer in the amount of $238,044 (see Note
          11).

     - The acquisition of VSI effective November 1, 2005 was a non-cash transaction, other than $276,869 in acquired cash, which is included in the accompanying consolidated statement of cash flows for the nine months ended January 31, 2006. As disclosed in Note 10, the Company acquired $5.6 million in net assets and assumed $5.4 million in debt obligations in exchange for financing notes.

     - The acquisition of MIQ effective November 1, 2005 was a non-cash transaction, other than $86,477 in acquired cash, which is included in the accompanying consolidated statement of cash flows for the nine months ended January 31, 2006. As disclosed in Note 10, the Company assumed $1.2 million in net liabilities in exchange for common shares and financing notes.

15.  SEGMENT  REPORTING

The Company's operations have been classified into two business segments, telecommunication infrastructure services and general business support services. This segmentation best describes the business activities of the Company and how management assesses the Company's performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company's 2005 Annual Report. Summarized financial information by business segment for the three months ended January 31, 2006 and 2005 is presented below. All segment revenues were derived from external customers. No segment information for the three months and nine months ended January 31, 2005 is depicted for telecommunications infrastructure services. As more fully disclosed in the Company's 2005 Annual Report, the Company had no operations in this business segment until its purchase acquisition of CCI on March 4, 2005, and Viasys and MIQ effective on November 1, 2005. Amounts are stated in thousands.

                                                  Three Months Ended January 31,       Nine Months Ended January 31,
                                                --------------------------------  ---------------------------------------
                                                     2006             2005                2006                 2005
                                                -------------  -----------------  -------------------  ------------------
Net revenues:
  Telecommunications infrastructure services    $     20,892   $              3   $           30,208   $               -
  General business services                              877                972                2,839               3,925
                                                -------------  -----------------  -------------------  ------------------
                                                $     21,769   $            975   $           33,047   $           3,925
                                                =============  =================  ===================  ==================
Depreciation and amortization:
  Telecommunications infrastructure services    $        296   $              -   $              537   $               -
  General business services                                8                  7                   24                  27
                                                -------------  -----------------  -------------------  ------------------
                                                $        304   $              7   $              561   $              27
                                                =============  =================  ===================  ==================
Income (loss) from operations:
  Telecommunications infrastructure services    $      1,458   $              -   $            1,751   $               -
  General business services                                -               (822)                 (76)               (690)
                                                -------------  -----------------  -------------------  ------------------
                                                $      1,458   $           (822)  $            1,675   $            (690)
                                                =============  =================  ===================  ==================
Net earnings (loss):
  Telecommunications infrastructure services    $      1,212   $              -   $            2,680   $               -
  General business services                               (2)              (822)                 (82)               (440)
                                                -------------  -----------------  -------------------  ------------------
                                                $      1,210   $           (822)  $            2,598   $            (440)
                                                =============  =================  ===================  ==================
Interest expense:
  Telecommunications infrastructure services    $        237   $              -   $              434   $               -
  General business services                                1                 10                    8                  15
                                                -------------  -----------------  -------------------  ------------------
                                                $        238   $             10   $              442   $              15
                                                =============  =================  ===================  ==================
Segment assets:
  Telecommunications infrastructure services    $     49,884   $              -   $           49,884   $               -
  General business services                              669                653                  669                 653
                                                -------------  -----------------  -------------------  ------------------
                                                $     50,553   $            653   $           50,553   $             653
                                                =============  =================  ===================  ==================

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                      Three Months Ended     Nine Months Ended
                                                          January 31,          January 31,
                                                     ---------  ---------  ---------  ---------
                                                       2006       2005       2006       2005
                                                     ---------  ---------  ---------  ---------
Net revenues:
  Total for reportable segments                      $ 21,769   $    975   $ 33,047   $  3,925
  Corporate                                                 -          -          -          -
                                                     ---------  ---------  ---------  ---------
  Total consolidated net revenues                    $ 21,769   $    975   $ 33,047   $  3,925
                                                     =========  =========  =========  =========
Depreciation and amortization:
  Total for reportable segments                      $    304   $      7   $    561   $     27
  Corporate                                                79          -         79          -
                                                     ---------  ---------  ---------  ---------
  Total consolidated depreciation and amortization   $    383   $      7   $    640   $     27
                                                     =========  =========  =========  =========
Income (loss) from operations:
  Total for reportable segments                      $  1,458   $   (822)  $  1,675   $   (690)
  Corporate                                              (661)         -     (1,324)       113
                                                     ---------  ---------  ---------  ---------
  Total consolidated income (loss) from operations   $    797   $   (822)  $    351   $   (577)
                                                     =========  =========  =========  =========
Net earnings (loss):
  Total for reportable segments                      $  1,210   $   (822)  $  2,598   $   (440)
  Corporate                                              (845)         -     (1,294)       113
                                                     ---------  ---------  ---------  ---------
  Total consolidated net earnings (loss)             $    365   $   (822)  $  1,304   $   (327)
                                                     =========  =========  =========  =========
Interest expense:
  Total for reportable segments                      $   (238)  $    (10)  $   (442)  $    (15)
  Corporate                                              (172)       (10)      (188)       (10)
                                                     ---------  ---------  ---------  ---------
  Total consolidated interest expense                $   (410)  $    (20)  $   (630)  $    (25)
                                                     =========  =========  =========  =========
Segment assets:
  Total for reportable segments                      $ 50,553   $    653   $ 50,553   $    653
  Corporate                                             1,830        165      1,830        165
                                                     ---------  ---------  ---------  ---------
  Total consolidated assets                          $ 52,383   $    818   $ 52,383   $    818
                                                     =========  =========  =========  =========

16.  INCOME TAXES

No estimate for an income tax provision is presented in the accompanying consolidated financial statements for the nine months ended January 31, 2006 and 2005. As of these dates, the Company had net operating loss carry-forwards in excess of $11.5 million and $2.6 million , respectively. In addition, no net deferred tax asset resulting from the net operating loss carry-forwards as of January 31, 2006 and 2005 has been recorded, as it is presently uncertain whether the Company will realize any of the associated income tax benefits in future years.

17.  SUBSEQUENT  EVENTS

JADECO SPECIALTY STRATEGY LLC AND MILTON SCHWARZ NOTES. .On February 1, 2006, Charys closed on separate Loan Agreement, with Jadeco Specialty Strategy LLC and Milton Schwarz (collectively the "Lenders"). The Company obtained loans of $250,000 from each Lender evidenced by a Promissory Notes ("Notes") and secured by the proceeds from the sale of certain real property owned by a subsidiary of the Company. The Notes are due on the first to occur of: (i) six months from the date of the Closing; (ii) any subsequent equity and/or debt financing (excluding term loans with a maturity of less than twelve months, as well as revolving loans, lines of credit, securitization/factoring facilities, etc.) that results in net proceeds to the Company of at least $250,000.00. Interest on the unpaid balance of the Notes accrues at the rate of 12.0% per annum payable monthly in arrears, with the initial "stub payment" covering the fractional period through February 28, 2006 to be made on or before March 1, 2006.On the Due Date the Company shall be required to: (i) redeem the entire Principal A mount; (ii) pay to the Lender any and all accrued interest due hereunder at such time; and (iii) pay to the Lenders the redemption premium due, which shall be equal to 5% of the Principal Amount in the event that the Note is redeemed within 60 days of the Closing, or 10% of the Principal Amount in the event that the Note is redeemed between 61 and 120 days of the Closing, or 20% of the Principal Amount in the event that the Note is redeemed between 121 and 180 days of the Closing. In connection with the Loans the Company issued to the Lender 250,000 warrants ("Warrants") (the Note and the Warrants and the shares of Common Stock of the Company which may be issued to Lenders upon exercise of the Warrants are hereinafter collectively referred to as the "Securities") to purchase shares of Common Stock of the Company, for a period of 5 years, at an exercise price of $0.01 per share. All shares underlying the Warrant have piggyback registration rights in the event that the Company files a registration statement (inclusive of any registration statements that shall have already been filed but which have not yet become effective, in which case said registration statement shall be amended to include for registration the shares underlying the warrants) with the Securities and Exchange Commission regarding its common stock.

MERCURY CREDIT CORP. LOAN. On February 16, 2006, Mercury Credit Corp. loaned $800,000 to VSI Real Estate Holding, Inc., a wholly-owned subsidiary of Charys' wholly-owned subsidiary, Viasys Services, Inc. The loan was secured by first mortgage and security agreement encumbering property commonly known as 7750 Professional Place, Tampa, Florida, an Assignment of Leases and Rents affecting the property, a UCC-1 fixture filing, and a Pledge and Security Agreement between Viasys Services, Inc. and Mercury Credit Corp. covering all of the stock of VSI Real Estate Holding, Inc. owned by Viasys Services, Inc. In addition, Viasys Services, Inc. guaranteed the repayment of the loan.

The loan required a prepayment of interest from February 15, 2006 until February 28, 2006 in the amount of $3,466.67. Commencing on April 1, 2006 and on the first day of each month thereafter through and until March 1, 2007, the loan is repayable in monthly installments of interest only in the amount of $8,000.00.
The  loan  is  due  on  March  1,  2007.

RENEWAL AND EXTENSION OF NOTES BY VARIOUS INVESTORS. On August 24, 2005 Charys sold a series of unsecured notes to seven unrelated parties for an aggregate of $400,000. The notes bear an annual rate of interest at 8%, and mature on January 3, 2006. At maturity the minimum interest payment due will be one full year's interest payable with Charys common stock. The total common stock issuable for the minimum interest due at maturity is 160,000 shares.

On March 20, 2006, each purchaser executed an extension agreement extending the maturity of notes until April 15, 2006. Each purchaser will receive pre-determined fixed number of shares of Charys common stock as payment of an extension fee on April 15, 2006. The total number of share to be issued in payment of the payment fee will be 20,000 Charys common shares. In connection with the extension, each purchaser reconfirmed the representations and warranties set forth his original loan agreement with Charys and agreed that no Event of Default as defined in the loan agreement shall be deemed to exist, and all of the other terms of the loan agreement and the notes remain in full force and effect.

All shares of the common stock to be issued shall bear a restrictive legend as required to comply with the Securities Act of 1933 and will have piggyback registration rights in the event that the Company files a registration statement (inclusive of any registration statements that shall have already been filed but which have not yet become effective, in which case said registration statement shall be amended to include for registration the shares underlying the warrants) with the Securities and Exchange Commission regarding its common stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2006 (FISCAL YEAR 2006) COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2005 (FISCAL YEAR 2005).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                    2006                    2005             $Change    % Change
                          -----------------------  ----------------------  -----------  ---------
Revenues                  $21,769,487      100.0%  $  975,216      100.0%  $20,794,271    2132.3%

Gross profit                4,050,331       18.6      263,431       40.1     3,786,900    1437.5

Operating expenses          3,253,702       14.9    1,065,968      111.3     2,187,734     205.2

Other income (expense)       (431,733)       N/M      (19,354)       N/M       412,379       N/M

Net earnings (loss)           364,896        1.2     (821,891)       N/M     1,186,787       N/M

Net earnings per share:

  Basic                          0.03                   (0.16)                    0.19       N/M

  Diluted                        0.02                   (0.16)                    0.18       N/M

     REVENUES. Consolidated revenues increased by $20,794,271or 2132.3% to $21,769,487during the three months ended January 31, 2006 as compared to the same period in the prior year due to the acquisition of CCI Telecom, Inc. ("CCI"), Method IQ ("MIQ"), and Viasys Services, Inc. and Viasys Network Services, Inc. (collectively "Viasys"). The following table presents our revenues by segment for the three months ended January 31, 2006 and 2005.

                               2006                   2005           $Change     % Change
                     ----------------------  --------------------  ------------  ---------
Telecommunication
Infrastructure
Service              $17,293,016      79.4%  $       0       -  %  $17,293,016        N/M%

Call Centers System
and Software
Integration            3,599,583      16.5           0       -       3,599,583        N/M


General Business
Support Services         876,888       4.1     975,216     100.0       (98,328)     (10.1)

Other                          0         -           0       -               0          -
                     ----------------------  --------------------  ------------

Total                $21,769,487     100.0%  $ 975,216     100.0%  $20,794,271     2132.3%
                     ----------------------  --------------------  ------------

     Telecommunication Infrastructure Services revenues for the three month period ended January 31, 2006 were generated by CCI (acquisition effective March 4, 2005) and Viasys (acquisition effective November 1, 2005).

     Call Centers System and Software Integration revenues for the three month period ended January 31, 2006 were generated by MIQ. MIQ was acquired effective November 1, 2005.

     General Business Support Services which includes Personal Resources of Georgia ("PRG") decreased by $98,328 or 10.1 %, to $ 876,888. Overall gross client billings for the three months ended January 31, 2006 declined when compared to the same period in the prior year. This decline is due mainly to a net loss in clients billings during the period.

     GROSS PROFIT. Consolidated gross profit increased by $3,786,900 or 1437.5% to $4,050,331 during the three months ended January 31, 2006. The increase is due directly to the acquisition of CCI which reported gross profits of $299,040, MIQ which reported gross profit of $1,143,429, and Viasys which reported gross profit of $2,325,409.

     OPERATING EXPENSES. Consolidated operating expenses increased by $2,187,734 or 205.2% to $3,253,702 for the three month period ended January 31, 2006 as compared to the same period in the prior year. The following table presents our operating expenses for the three months ended January 31, 2006 and 2005.

                           2006                   2005           $Change     % Change
                  ---------------------  ---------------------  ----------  ---------
General and
Administrative    $2,870,934      88.2%  $1,058,926      99.3%  $1,812,008     171.1%

Depreciation and
amortization         382,768      11.8        7,042        .7      375,726    5335.5
                  ---------------------  ---------------------  ----------

Total             $3,253,702     100.0%  $1,065,968     100.0%  $2,187,734     205.2%
                  ---------------------  ---------------------  ----------

     General and administrative expenses increased by $1,812,008 or 177.1% to $2,870,934 for the three month period ended January 31, 2006 as compared to the same period in the prior year. The increase in expenses is a result of the total expenses of $ 2,088,652 related to CCI, MIQ and Viasys for the three month period ended January 31, 2006 as compared to no expenses in the same period in the prior year. As previously disclosed the subsidiaries were all acquired after January 31, 2005. The additional expenses were offset by reduction in expenses at Holding Company and PRG.

     Depreciation and amortization increased by $375,726 or 5335.5% to $382,768 for the three month period ended January 31, 2006. The increased expenses are a direct result of the acquisition of CCI, MIQ and Viasys.

     OTHER INCOME (EXPENSE). Consolidated other expenses decreased by $412,379 from $19,354 for the same period in the prior year to $431,733 for the three month period ended January 31, 2006. The following table presents our other income for the three months ended January 31, 2006 and 2005.

                            2006                   2005           $Change    % Change
                   ---------------------  ---------------------  ----------  ---------
Gain on sale of
fixed  assets          6,260        N/M%  $       0       -   %  $   6,260        N/M%

Interest expense    (410,063)       N/M     (19,354)     100.0    (390,709)     2018.8

Other income, net    (27,930)       N/M           0       -        (27,930)       N/M
                   ---------------------  ---------------------  ----------

Total              $(431,733)     100.0%  $ (19,354)     100.0%  $ 412,379        N/M%
                   ---------------------  ---------------------  ----------

     Interest expense increased by $390,709 or 2018.8% to $410,063 for the three month period ended January 31, 2006 as compared to the same period in the prior year. The increased expenses are as a result of the CCI, MIQ and Viasys acquisitions previously disclosed.

     NET EARNINGS (LOSS). As a result of the factors described above, the net earnings for the three month period ended January 31, 2006 was $364,896 as compared to a loss of $821,891 for the three month period ended January 31, 2005.

     Net earnings per common share based on 12.4 million weighted average basic shares, was $0.03 and on 17.0 million weighted average diluted shares was $0.02 for the three month period ended January 31, 2006. Net loss per common share on
5.0 million weighted average basic shares and diluted shares was $0.16 for the three month period ended January 31, 2005.

NINE MONTHS ENDED JANUARY 31, 2006 (FISCAL YEAR 2006) COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2005 (FISCAL YEAR 2005).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                  2006                    2005            $Change    % Change
                         ----------------------  ----------------------  -----------  ---------
Revenues                 $33,046,927     100.0%  $3,925,228      100.0%  $29,121,699     282.3%

Gross profit               6,539,954      19.8    1,468,321       37.5     5,071,633     345.4

Operating expenses         6,188,768      18.7    2,133,575       54.4     4,055,193     190.0

Other income                 952,786       2.9      (24,728)       N/M       977,514       N/M

Net earnings               1,303,972       3.9     (689,982)       N/M     1,993,954       N/M

Net earnings per share:

  Basic                         0.13                  (0.14)                    0.27       N/M

  Diluted                       0.11                  (0.14)                    0.25       N/M

     REVENUES. Consolidated revenues increased by $29,121,699 or 282.3% to $33,046,927during the nine months ended January 31, 2006 as compared to the same period in the prior year due to the acquisition of CCI, MIQ and Viasys. The following table presents our revenues by segment of the nine months ended January 31, 2006 and 2005.

                              2006                    2005            $Change     % Change
                     ----------------------  ---------------------  ------------  ---------
Telecommunication
Infrastructure
Service              $26,605,785      80.5%  $        0       -  %  $26,605,785      100.0%

Call Centers System
and Software
Integration            3,599,583      10.9            0       -       3,599,583      100.0

General Business
Support Services       2,841,559       8.6    3,425,228      87.3      (583,669)     (17.0)

Other                          0       -        500,000      12.7      (500,000)    (100.0)
                     ----------------------  ---------------------  ------------

Total                $33,046,927     100.0%  $3,925,228     100.0%  $29,121.699      741.9%
                     ----------------------  ---------------------  ------------

     Telecommunication Infrastructure Services revenues for the nine month period ended January 31, 2006 are from CCI acquisition effective March 4, 2005, and Viasys acquisition effective November 1, 2005.

     Call Centers System and Software Integration revenues for the three month period ended January 31, 2006 were generated by MIQ. MIQ was acquired effective November 1, 2005

     General Business Support Services decreased by $583,669 or 17.0%, to $2,841,559. Over all gross client billings for the nine months ended January 31, 2005 declined when compared to the same period in the prior year. This decline is due mainly to a net loss in clients billing during the period.

     Other revenues include fees paid to Charys during the nine months ended January 31, 2005 of $500,000 related to the sale of the property as provided for in the Real Estate Agreement dated March 8, 2004. There are no such fees paid to the Company during the nine months ended January 31, 2006, nor do we anticipate any such fees in the future.

     GROSS PROFIT. Consolidated gross profit increased by $5,071,633 or 345.4% to $6,539,954 during the nine months ended January 31, 2006. The increase is due directly to the acquisition of CCI which reported gross profits of $2,231,502, MIQ which reported gross profit of $1,143,429, and Viasys which reported gross profit of $2,325,409 and was partly offset by the Company not receiving any fee income of $500,000 as it did in the same period in the prior year.

     OPERATING EXPENSES. Consolidated operating expenses increased by $4,028,978 or 186.7% to $6,187,281 for the nine month period ended January 31, 2006 as compared to the same period in the prior year. The following table presents our operating expenses for the nine months ended January 31, 2006 and 2006.

                           2006                    2005         $Change     % Change
                  ---------------------  ---------------------  ----------  ---------
General and
Administrative    $5,548,319      89.7%  $2,106,330      97.0%  $3,441,989     163.4%

Depreciation and
amortization         640,449      10.3       27,245       3.0      613,204    2240.7
                  ---------------------  ---------------------  ----------

Total             $6,188,768     100.0%  $2,133,575     100.0%  $4,055,193     190.0%
                  ---------------------  ---------------------  ----------

     General and administrative expenses increased by $3,441,989 or 163.4% to $5,548,319 for the nine month period ended January 31, 2006 as compared to the same period in the prior year. The increase in expenses is a result of the following:

     - Increased expenses of $272,127 or 28.0% at the Holding Company as a result of the increase in corporate activities during the nine month period ended January 31, 2006 as compared to the same period in the prior year.

     - Total expenses of $3,169,862 for CCI, MIQ and Viasys for the nine month period ended January 31, 2006 as compared to no expenses in the same period in the prior year. As previously disclosed the subsidiaries were all acquired after January 31, 2004.

     Depreciation and amortization increased by $613,204 or 2240.7% to $640,449 for the nine month period ended January 31, 2006. The increased expenses are a direct result of the acquisition of CCI, MIQ and Viasys.

     OTHER INCOME (EXPENSE). Consolidated other income increased by $977,514 from an expense of $24,728 the same period in the prior year to $952,786 for the nine month period ended January 31, 2006. The following table presents our other income for the three months ended October 31, 2005 and 2004.

                            2006                    2005           $Change     % Change
                   ---------------------  ---------------------  -----------  ---------
Gain on sale of
discontinued
Operation          $  229,044        N/M  $       0         - %  $  229,044        N/M%

Gain on sale of
fixed  assets          18,068        N/M          0         -        18,068        N/M

Gain on debt
retirement          1,495,626        N/M          0         -     1,495,626        N/M

Interest expense     (630,115)       N/M    (24,728)    100.0      (605,387)       N/M

Other income, net    (159,837)       N/M          0         -      (159,837)       N/M
                   ---------------------  ---------------------  -----------

Total              $  952,786        N/M  $ (24,728)    100.0 %  $  977,514        N/M%
                   ---------------------  ---------------------  -----------

     Gain on debt retirement in the amount of $1,495,626 during the nine month period ended January 31, 2006 was a result of a transaction that closed on July 29, 2005 with Frost Bank relating to the retirement of the credit facility in the amount of $1.55 million that was due August 1, 2005. The terms of the Agreement are more fully described in the Company's 2005 Annual Report on Form 10-KSB. On July 29, 2005, Frost Bank released all debt security interests and liens relating to the credit line in consideration for the completion of the Agreement and having received from Charys a one-time cash payment of $2.5 million, a $300,000 promissory note from Charys in favor of Frost Bank, and 500,000 shares of Charys Series C preferred stock. The note bears interest at 12%, with accrued interest and principal due on August 28, 2006.

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

     Interest expense increased by $605,387 or 2448.2% to $630,115 for the nine month period ended January 31, 2006 as compared to the same period in the prior year. The increased expenses are as a result of the CCI, MIQ and Viasys acquisitions previously disclosed.

     NET EARNINGS. As a result of the factors described above, net earnings for the six month period ended January 31, 2006 was $1,303,972 as compared to a net loss of $689,982 for the nine month period ended January 31, 2005.

     Net earnings per common share on 9.8 million weighted average basic shares was $0.13 and on 12.2 million diluted shares was $0.11 for the nine month period ended January 31, 2006. Net loss per common share on 4.9 million weighted average basic shares and diluted shares was $0.14 for the nine month period ended January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The independent auditors' report on our April 30, 2005 financial statements states that our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our historical revenues are insufficient to cover our operating costs and expenses. To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated, we will be required to raise additional capital from outside investors and/or bank or mezzanine lenders for working capital purposes. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There is no assurance that we will be successful in raising the funds required. In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions. Equity financing could result in additional dilution to our existing stockholders.

     We anticipate that we will need to raise additional debt and / or equity to meet our anticipated objectives and support our business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     At January 31, 2006, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $24,878,521 as compared to a deficiency of $4,717,622 at April 30, 2004. The reduction working capital deficiency of $20,160,899 is a result of the Company current liabilities (principally short term debt) in excess current assets related to the Viasys and MIQ acquisitions net of the retirement of the Frost Bank line of credit which is more fully described in the Results of Operations - Other Income section of this filing.

     During the nine month period ended January 31, 2006, our total debt outstanding increased to $23,547,288 from $5,421,209 at April 30, 2004. The increase in debt is a result of the following material items:

     -    A net increase related to the Viasys acquisition of $13,400,093.

     -    A net increase related to the MIQ acquisition of $6,186,438

     - A net increase at the Holding Company for working capital of $1,400,000.

     - A net reduction in outstanding debt of $1,721,553 resulting from the CCI debt restructuring, whereby Frost Bank's line of credit was replaced by a credit facility provided by CAPCO. The CCI Debt Restructuring is more fully described in Note 6 to the Financial Statements.

     NET CASH USED BY OPERATING ACTIVITIES. Net cash used by operating activities was $2,442,658 for the nine month period ended January 31, 2006 as compared to $287,877 used for the same period in the prior year.

     Net earnings of $1,303,972 for the nine months ended January 31, 2006 adjusted for the impact of the debt retirement of $1,596,355, net gain of $226,110 on sale of ICS, the cost of stock issued of $140,429, net gain in the disposal of equipment at Viasys and a net reduction of $2,686,977 in working capital was offset by depreciation and amortization expense of $640,451.

     NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $954,584 during the nine months ended January 31, 2006, as compared to net cash used of $36,158 during the same period in the prior year.

     During the nine months ended January 31, 2006 investing activities included cash acquired in acquisitions of $363,346, offset by the purchase of equipment of $257,778 and an increase in non-current assets of $1,060,152.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $3,588,959 during the nine months ended January 31, 2006 as compared to net cash provided of $361,884 during the same period during the prior year.

     During the nine months ended January 31, 2006 financing activities included the sale of restrictive common stock of $859,120, and employee exercised common stock options for $70,000, offset by a net increase of $2,542,854 in borrowings less financing expenses of $116,985.

RECENT DEVELOPMENTS

     Recent developments are as follows:

     VIASYS ACQUISITION. On November 17, 2005, Charys Holding Company, Inc. closed a Stock Purchase Agreement (the "Agreement") having an effective date of November 1, 2005 with New Viasys Holdings, LLC, a Delaware limited liability company (the "Seller") which is the owner of Viasys Network Services, Inc. a Florida corporation and Viasys Services, Inc., a Florida corporation . A copy of the Agreement was filed as an exhibit to an 8-K Current Report.

     Subject to the terms and conditions of the Agreement, the Seller sold, and Charys purchased from the Seller, all of the issued and outstanding shares of the capital stock of Viasys (collectively the "Shares").

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

     MERRILL LYNCH. On February 10, 2006 Viasys, as primary obligor, and Charys, as a guarantor, entered into letter agreements with Merrill Lynch with respect to the amendment of certain loan documents between Viasys and Merrill Lynch. In the letter agreement, the parties confirmed certain agreements of Merrill Lynch Business Financial Services Inc. ("MLBFS") and Viasys Services, Inc. ("Customer") with respect to: (i) that certain WCMA REDUCING REVOLVER LOAN AND SECURITY AGREEMENT between MLBFS and Customer (including any previous amendments and extensions thereof), and (ii) all other agreements between MLBFS and Customer or any party who has guaranteed or provided collateral for Customer's obligations to MLBFS (a "Guarantor") in connection therewith (collectively, the "Loan Documents"). Capitalized terms used in the letter agreement and not defined therein shall have the meaning set forth in the Loan Documents.

     Subject to the terms of the letter agreements, effective as of the "Effective Date" (as defined below), the Loan Documents are hereby amended as follows:

     (a)  The term "Maximum WCMA Line of Credit" shall mean on Agreement No.

     2BN-07936:

     $2,206,917 from the Effective Date through March 14, 2006 and

     $2,156,917 from March 15, 2006 through March 30, 2006;

     $0.00 at March 31, 2006.

     (b)  The term "Maximum WCMA Line of Credit" shall mean on Agreement No.

     2BN-07937:

     $582,885 from the Effective Date through February 16, 2006 and

     $0.00 at February 17, 2006.

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

     A Stock Purchase Agreement to be effective as of November 1, 2005, has been executed by and among Charys; Rock Creek Equity Holdings, LLC, a Georgia limited liability company; J. Alan Shaw (collectively, the "Sellers"); Method IQ, Inc., a Georgia corporation; and Billy V. Ray, Jr., the Chairman and Chief Executive Officer of Charys. Pursuant to the agreement, the Sellers agree to sell to Charys, and Charys agrees to purchase from the Sellers, all of the issued and outstanding shares of capital stock of Method IQ (the "Shares"). The agreement has been signed by all parties and is being held in escrow subject to financing. In the event the agreement is not closed on or before December 16, 2005, the parties have agreed to terminate the agreement.

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

     HARRIS / POSNER FINANCING. In order to complete the purchase of Method IQ, Inc. on December 22, 2005, we arranged financing with Mel Harris and Steven Posner. On December 22, 2005, Charys and Billy V. Ray, Jr. executed a securities purchase agreement with Messrs Harris and Posner providing for $1,000,000 in funds. In consideration of the funding, we issued to Messrs. Harris and Posner:

- A $1,000,000 secured convertible debenture which is convertible into shares of our common stock, unless redeemed by Charys before April 21, 2006. The debenture has a maturity date of December 22, 2006, with interest at the rate of 12 percent per annum, compounded monthly. We will begin making monthly interest payments on the debenture on the earlier of the effectiveness of the registration statement with respect to the shares issuable in connection with the debenture and the warrants discussed below, or April 21, 2006.

- Warrants to purchase an aggregate of 250,000 shares of our common stock. The warrants provide for the ability to purchase shares of Charys common stock for a period of three years, expiring on December 22, 2008, with an exercise price equal to the lower of: (a) $0.80 per share of the common stock; or (b) 120 percent of the average closing bid price for the five trading days immediately preceding December 22, 2005, or (c) 80 percent of the lowest closing bid price for the five trading days immediately preceding the date of exercise.

     The funds were used to pay the $500,000 cash down payment called for in the acquisition of Method IQ as well as other fees and expenses related to the transaction totaling $135,500. The remainder of the Harris/ Posner financing in the amount of $364,500 was used by Charys as working capital.

     Pursuant to the debenture, Messrs. Harris and Posner, at their sole option, may convert any or all of the face amount of the debenture at any time after April 21, 2006, and from time to time, until payment in full of the principal amount of the debenture, plus a premium on that amount accruing at a rate of 12 percent per annum, compounded monthly, from December 22, 2005 to the date of conversion, into shares of our common stock. The number of shares of our common stock to be received upon conversion will be determined by dividing the amount of the debenture being converted into shares our common stock by the conversion price. The conversion price shall be equal to the lower of:

-    $0.80 per share of our common stock; or

- One hundred twenty percent of the average closing bid price for the five trading days immediately preceding December 22, 2005; or

- Eighty percent of the lowest closing bid price for the five trading days immediately preceding the date of conversion.

     Security Agreement for the Harris and Posner Financing. As security for our obligations under the debenture and the warrants, Charys executed a stock pledge agreement in favor of Messrs. Harris and Posner wherein Mr. Ray pledged all of his 2,185,150 shares of Charys common stock and 950,000 shares of his Charys Series A preferred stock. Mr. Ray was granted the right to vote the common stock and preferred stock as long as no default has taken place. Messrs. Harris and Posner were initially granted a security interest in various assets of Method IQ, but that security interest was terminated.

     Escrow of Shares. Pursuant to the securities purchase agreement with Messrs. Harris and Posner and to further ensure our obligation to issue shares of our common stock upon conversion of the debenture and exercise of the warrants, we also issued and escrowed 1,500,000 shares of our common stock with an escrow agent who will distribute the required number of the escrowed shares to Messrs. Harris and Posner upon conversion of the debenture and/or exercise of the warrants.

     Registration Rights. We also agreed to file a registration statement with respect to the resale of the escrowed shares by March 22, 2006. We have to register for resale all of the 1,500,000 escrowed shares if we did not redeem in full the entire $1,000,000 secured convertible debenture by April 21, 2006. If we redeem the debenture by April 21, 2006, we only have to register for resale the 250,000 shares underlying the warrants.

     In addition, we must use our best efforts to have the registration statement declared effective by the SEC no later than May 15, 2006. We will be in default if the registration statement is not declared effective by the SEC by June 13, 2006.

     If the registration statement is not filed by March 22, 2006, or in the event that it is not declared effective by the SEC by July 20, 2006, or if sales cannot be made pursuant to the registration statement, then Charys will pay Messrs. Harris and Posner as liquidated damages a cash amount equal to two percent per month of the outstanding principal amount of the $1,000,000 debenture within three business days from the end of the month of March 2006 (if for a late filing) and July 2006 (if not declared effective), and shall continue thereafter until the registration statement is filed or declared effective, as the case may be.

     COMCORPS FINANCING. On December 22, 2005, Viasys Services Inc. ("VSI") obtained a loan in the amount of $1,100,000 from Comcorps. Inc .a corporation owned by the CEO of VSI. The Loan is evidenced by a Note secured by a Deed of
Trust on certain real property owned by VSI [Property] and provides for interest to accrue on so much of the principal balance of the Loan as shall from time to time be advanced and remain unpaid at the fixed interest rate of 8% per annum; payments of interest only shall be due and payable monthly in arrears on the 1st day of each and every calendar month until maturity, commencing on February 1, 2006 and the entire principal amount of the Loan, and any accrued but unpaid interest, and any unpaid fees and costs, shall be due and payable on the earlier to occur of (i) the date of the sale of the Property or (ii) the
date  which  is  one  year   after  the  date  of  the  Note.

     JADECO SPECIALTY STRATEGY LLC AND MILTON SCHWARZ NOTES. On February 1, 2006, Charys closed on separate Loan Agreement, with Jadeco Specialty Strategy LLC and Milton Schwarz (collectively the "Lenders"). The Company obtained loans of $250,000 from each Lender evidenced by a Promissory Notes ("Notes") and secured by the proceeds from the sale of certain real property owned by a subsidiary of the Company. The Notes are due on the first to occur of: (i) six months from the date of the Closing; (ii) any subsequent equity and/or debt financing (excluding term loans with a maturity of less than twelve months, as well as revolving loans, lines of credit, securitization/factoring facilities, etc.) that results in net proceeds to the Company of at least $250,000.00. Interest on the unpaid balance of the Notes accrues at the rate of 12.0% per annum payable monthly in arrears, with the initial "stub payment" covering the fractional period through February 28, 2006 to be made on or before March 1, 2006. On the Due Date the Company shall be required to: (i) redeem the entire Principal A mount; (ii) pay to the Lender any and all accrued interest due hereunder at such time; and (iii) pay to the Lenders the redemption premium due, which shall be equal to 5% of the Principal Amount in the event that the Note is redeemed within 60 days of the Closing, or 10% of the Principal Amount in the event that the Note is redeemed between 61 and 120 days of the Closing, or 20% of the Principal Amount in the event that the Note is redeemed between 121 and 180 days of the Closing. In connection with the Loans the Company issued to the Lender 250,000 warrants ("Warrants") (the Note and the Warrants and the shares of Common Stock of the Company which may be issued to Lenders upon exercise of the Warrants are hereinafter collectively referred to as the "Securities") to purchase shares of Common Stock of the Company, for a period of 5 years, at an exercise price of $0.01 per share. All shares underlying the Warrant have piggyback registration rights in the event that the Company files a registration statement (inclusive of any registration statements that shall have already been filed but which have not yet become effective, in which case said registration statement shall be amended to include for registration the shares underlying the warrants) with the Securities and Exchange Commission regarding its common stock.

     MERCURY CREDIT CORP. LOAN. On February 16, 2006, Mercury Credit Corp. loaned $800,000 to VSI Real Estate Holding, Inc., a wholly-owned subsidiary of our wholly-owned subsidiary, Viasys Services, Inc. The loan was secured by first mortgage and security agreement encumbering property commonly known as 7750 Professional Place, Tampa, Florida, an Assignment of Leases and Rents affecting the property, a UCC-1 fixture filing, and a Pledge and Security Agreement between Viasys Services, Inc. and Mercury Credit Corp. covering all of the stock of VSI Real Estate Holding, Inc. owned by Viasys Services, Inc. In addition, Viasys Services, Inc. guaranteed the repayment of the loan.

     The loan required a prepayment of interest from February 15, 2006 until February 28, 2006 in the amount of $3,466.67. Commencing on April 1, 2006 and on the first day of each month thereafter through and until March 1, 2007, the loan is repayable in monthly installments of interest only in the amount of $8,000.00. The loan is due on March 1, 2007.


     RENEWAL AND EXTENSION OF NOTES BY VARIOUS INVESTORS. On August 24, 2005 Charys sold a series of unsecured notes to seven unrelated parties for an aggregate of $400,000. The notes bear an annual rate of interest at 8%, and mature on January 3, 2006. At maturity the minimum interest payment due will be one full year's interest payable with Charys common stock. The total common stock issuable for the minimum interest due at maturity is 160,000 shares.

     On March 20, 2006, each purchaser executed an extension agreement extending the maturity of notes until April 15, 2006. Each purchaser will receive pre-determined fixed number of shares of Charys common stock as payment of an extension fee on April 15, 2006. The total number of share to be issued in payment of the payment fee will be 20,000 Charys common shares. In connection with the extension, each purchaser reconfirmed the representations and warranties set forth his original loan agreement with Charys and agreed that no Event of Default as defined in the loan agreement shall be deemed to exist, and all of the other terms of the loan agreement and the notes remain in full force and effect.

     All shares of the common stock to be issued shall bear a restrictive legend as required to comply with the Securities Act of 1933 and will have piggyback registration rights in the event that the Company files a registration statement (inclusive of any registration statements that shall have already been filed but which have not yet become effective, in which case said registration statement shall be amended to include for registration the shares underlying the warrants) with the Securities and Exchange Commission regarding its common stock.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     Other Contingent Payments. We have entered into certain earn-out agreements as part of the consideration in each of the acquisitions to date. As of January 31, 2006, the maximum earn-out payable is $9.1 million payable over the next three years should each of the companies achieve the maximum results as provided for in the earn-out agreements.

     As of January 31, 2005, we have not accrued any liability related to these earn-out agreements since we can not determine beyond a reasonable doubt when or if the contingent payments will be earned.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in markets where we compete, such as inflation rates, recession, foreign competition, and other external factors over which we have no control.

     Our financial results are quantified in U.S. dollars and all of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

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

OFF-BALANCE  SHEET  ARRANGEMENT

     None.

ITEM  3.     CONTROLS  AND  PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. We also confirm that our disclosure controls and procedures were effective as of April 30, 2005 and October 31, 2005 when evaluating based on the complete definition of disclosure controls and proceduresOur chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at October 31, 2005.

     Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     In November 2005, Charys closed upon a contract with certain parties ("Sellers") to acquire the outstanding stock of Viasys Network Services Inc. ("VNSI") and Viasys Services Inc. ("VSI") as discussed in detail in our Form 8-K filed with the Securities and Exchange Commission (the "Acquisition Agreement"). At the time of closing this transaction, numerous lawsuits were pending against VSI and VNSI. The Acquisition Agreement requires Sellers to indemnify Charys for all losses that exceed an aggregate of $1,000,000 which may be incurred in connection with one particular lawsuit that was pending at the time of the closing of the Acquisition Agreement, Lumbermen's Mutual Casualty Company ("Plaintiff") v. Able Telecommunications & Power, Inc. ("ATP"), Transportation Safety Contractors, Inc. ("TSC") and Georgia Electric Company ("GEC") filed in September 2003 in the United States District Court, Northern District of Georgia, Atlanta Division. ATP, GEC and TSC are predecessors of VSI and VSNI and are hereinafter referred to as Defendants. In the lawsuit, Plaintiff seeks to recover approximately $4.5 million under a General Indemnity Agreement ("GIA") executed on March 6, 2000 between Plaintiff and Able Telecom Holding Corporation ("Able"), the former parent of Defendants. Plaintiff issued bonds on behalf of a subsidiary of Able, from the period of approximately April 2000 through August 2001. Plaintiff allegedly incurred various losses due to the subsidiaries' failure and inability to pay its subcontractors and suppliers on various jobs across the country and made various payments to bond claimants. The case is currently scheduled for mediation in April 2006 and for trial in May, 2006 although there are a number of motions regarding evidentiary issues which have yet to be determined

     We are engaged in protracted litigation with our former president, Benjamin
F. Holcomb, and our former vice president of business development, Edward K. Acosta. Messrs. Holcomb and Acosta were terminated for cause by the Company in July 2005 and have filed a series of lawsuits seeking, among other things, damages for breach of their employment contracts and/or damages for alleged misstatements in the Company's filings with the Securities and Exchange Commission. In addition, Messrs. Holcomb and Acosta have sought to encumber shares of the Company's preferred stock through the appointment of a receiver of such shares currently held by our CEO, Billy V. Ray, Jr. and/or to assert a "derivative" action purportedly in the Company's name against the Company's board of directors, several officers, and certain third parties. Messrs. Holcomb and Acosta are represented by the same legal counsel in all such litigation. We believe that the litigation is without merit and intend to defend it vigorously. The litigation is described in more detail below.

     Holcomb employment litigation. In June 2004, we entered into an employment contract with our former president, Benjamin F. Holcomb. In July 2005, we terminated the employment contract. On September 1, 2005, Mr. Holcomb filed suit against Charys in the Superior Court of Fulton County, Georgia, seeking damages in excess of $100,000 arising out of what Mr. Holcomb claims to be a breach of his employment contract arising from the alleged failure of Charys to pay him compensation to which he claims he was entitled. This litigation is currently in discovery. We believe it to lack any merit and intend to defend it vigorously.

     Acosta employment litigation. In July 2004, we entered into an employment contract with our former vice president of business development, Edward K. Acosta. In July 2005, we terminated the employment contract. On November 10, 2005, Mr. Acosta filed suit in the Superior Court of Fulton County, Georgia, against Charys; Billy V. Ray, Jr., our chairman and chief executive officer; the law firm of Glast, Phillips & Murray; and Norman Reynolds, an attorney at Glast, Phillips (Mr. Reynolds and Glast, Phillips represent Charys in various matters). The action seeks damages in excess of $480,000 arising out of (i) what Mr. Acosta claims to be a breach of his employment contract arising from the alleged failure of Charys to pay compensation to which he claims he was entitled and
(ii) statements in our documents filed with the Securities and Exchange Commission which Mr. Acosta claims to have been false on which he allegedly relied in agreeing to become employed by Charys. This litigation is currently in discovery. We believe it to lack any merit and intend to defend it vigorously.

     Holcomb and Acosta "derivative" demands. In November 2005, Mr. Holcomb and Mr. Acosta sent identical letters to our chief executive officer, Mr. Ray, with copies to each member of our board of directors. These letters purport to be shareholder demand letters requiring us to take remedial action with regard to five allegedly improper transactions in 2004 and 2005: (i) certain real property was sold by Charys to an entity allegedly controlled by insiders resulting in an improper gain to the insiders, who include certain of our directors and our chief executive officer; (ii) issuance of common shares worth $430,000 on Form S-8 to a consultant; (iii) acceptance of $140,000 as a loan from a consultant; (iv) improper issuance of shares to consultants; and (v) improper accruing for $446,000 in payroll tax penalties owing from a subsidiary of Charys. The board of directors met on November 10, 2005 and again on February 21, 2006 to discuss these allegations. Documents that the board might wish to review in evaluating and responding to those allegations were gathered by certain officers and directors and distributed prior to the February meeting, and a discussion was held. The board appointed a special committee of certain directors to conduct further investigation and evaluation of the allegations. The special committee was empowered to review the matters set forth in the allegations, and to have access to all of the Company's records and all officers and directors they deem necessary to make a fully-informed evaluation of and response to the allegations, and whether any corrective action should be taken in light of them. The special committee has met separately to begin its investigation. The special committee is expected to report to the full board with a initial recommendation on or before April 5, 2006. The board intends to act promptly after receiving the special committee's report.

     Holcomb "receivership" litigation. On February 13, 2006, Mr. Holcomb filed suit against our Chief Executive Officer, Mr. Ray, in the Superior Court of Fulton County Georgia seeking the appointment of a receiver to take possession of one million shares of Series A Preferred Stock of the Company currently held by Mr. Ray and his wife which the suit alleges Mr. Ray pledged in connection with certain transactions of the Company without the consent of Mr. Holcomb.
Also named in the suit are Method IQ Inc, Mel Harris, Steven Posner, Glast Phillips & Murray PC, Rock Creek Equity Holding LLC, J. Alan Shaw, and Suntrust Banks Inc. The alleged basis for the suit is Mr. Holcomb's allegation that on or about April 19th, 2004, Mr. Ray, Alec McLarty (one of our directors), and Mr. Holcomb formed BRG Holdings, LLC ("BRG") for the purpose of owning the Series A Shares, and that certain transactions in connection with which Mr. Ray pledged the Series A Shares (specifically, a pledge of 50,000 the Series A shares in connection with the Company's acquisition of Method IQ and a pledge of 950,000 Series A shares in connection with the Harris-Posner transaction) were entered into without Mr. Holcomb's consent. Although Mr. Ray had not yet been served with the complaint, Mr. Holcomb moved for the appointment of a receiver over Mr. Ray's Series A shares, and that motion was heard by the court on February 21, 2006. Mr. Ray argued to the court that notwithstanding the formation of BRG there was never an agreement to transfer Mr. Ray's Series A shares to that company, nor any consideration received therefor from BRG, and that none of the transactions complained of required Mr. Holcomb's "consent." The court summarily denied Mr. Holcomb's motion on February 28, 2006, following which the complaint in the action was served on Mr. Ray. Mr. Ray believes that the allegations in Mr. Holcomb's lawsuit are without merit, and he intends to defend it vigorously.

     Acosta "derivative" litigation. Shortly after the denial of Mr. Holcomb's appointment for a receiver over Mr. Ray's Series A Preferred Shares, on March 10, 2006 Mr. Acosta filed a "derivative" lawsuit in the United States District Court of the Northern District of Georgia, Atlanta Division, purportedly on behalf of the Company against all of the members of the Company's board of directors, as well as our chief financial officer, Raymond J. Smith; an advisor to the Board, Marvin Rosen; and Tony Gentile, IFG Private Equity, LLC, Janet Risher, Richard Schmidt, Paul Ferandell, Bruce Caldwell, Jimmy Villalobos, Ash Mascarenhas, and Francis Zubrowski. The complaint is premised on the same allegations forming the basis of Messrs. Holcomb and Acosta's prior shareholder demands, and seeks un-quantified monetary damages, a judgment declaring that certain defendants have breached their fiduciary duties to the Company, an injunction against further "violations," and attorneys' fees. The complaint has not been served on any defendant. In light of the fact that a special committee has been appointed to consider Mr. Acosta's demands but has not concluded its evaluation, among other considerations, we believe Mr. Acosta's lawsuit is premature and otherwise without legal merit, and we intend to defend it vigorously.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS.

     On August 24, 2005, Charys issued a promissory note to John Milano in the amount of $100,000, bearing interest at the rate of eight percent per annum. The note was originally due on January 3, 2006, but has been extended to April 15, 2006, in exchange for an extension fee to be paid at maturity by the delivery of 5,000 shares of Charys common stock, valued at $6,250. The interest for one year due on the note was paid by the delivery of 40,000 shares of Charys' common stock, valued at $8,000.

     On August 24, 2005, Charys issued a promissory note to Dennis Petriella in the amount of $50,000, bearing interest at the rate of eight percent per annum. The note was originally due on January 3, 2006, but has been extended to April 15, 2006, , in exchange for an extension fee to be paid at maturity by the delivery of 2,500 shares of Charys common stock, valued at $3,125. The interest for one year due on the note was paid by the delivery of 20,000 shares of Charys' common stock, valued at $4,000.

     On August 24, 2005, Charys issued a promissory note to Peter Palumbo in the amount of $50,000, bearing interest at the rate of eight percent per annum. The note was originally due on January 3, 2006, but has been extended to April 15, 2006, in exchange for an extension fee to be paid at maturity by the delivery of 2,500 shares of Charys common stock, valued at $3,125. The interest for one year due on the note was paid by the delivery of 20,000 shares of Charys' common stock, valued at $4,000.

     On August 24, 2005, Charys issued a promissory note to Bruce Chips in the amount of $50,000, bearing interest at the rate of eight percent per annum. The note was originally due on January 3, 2006, but has been extended to April 15, 2006, , in exchange for an extension fee to be paid at maturity by the delivery of 2,500 shares of Charys common stock, valued at $3,125. The interest for one year due on the note was paid by the delivery of 20,000 shares of Charys' common stock, valued at $4,000.

     On August 24, 2005, Charys issued a promissory note to Frank Pellegrino, Jr. in the amount of $100,000, bearing interest at the rate of eight percent per annum. The note was originally due on January 3, 2006, but has been extended to April 15, 2006, , in exchange for an extension fee to be paid at maturity by the delivery of 5,000 shares of Charys common stock, valued at $6,250. The interest for one year due on the note was paid by the delivery of 40,000 shares of Charys' common stock, valued at $8,000.

     On August 24, 2005, Charys issued a promissory note to Rae Ierardi IRA in the amount of $20,000, bearing interest at the rate of eight percent per annum. The note was originally due on January 3, 2006, but has been extended to April 15, 2006, in exchange for an extension fee to be paid at maturity by the delivery of 1,000 shares of Charys common stock, valued at $1,250. The interest for one year due on the note was paid by the delivery of 8,000 shares of Charys' common stock, valued at $1,250.

     On August 24, 2005, Charys issued a promissory note to Rae Ierardi in the amount of $30,000, bearing interest at the rate of eight percent per annum. The note was originally due on January 3, 2006, but has been extended to April 15, 2006, in exchange for an extension fee to be paid at maturity by the delivery of 1,500 shares of Charys common stock, valued at $1,875. The interest for one year due on the note was paid by the delivery of 12,000 shares of Charys' common stock, valued at $1,250.

     As required by the stock purchase agreement in connection with the acquisition of Viasys Network Services, Inc. and Viasys Services, Inc. from New Viasys, on November 17, 2005, as security for our obligations with respect to an earn-out under the stock purchase agreement with New Viasys, we executed an escrow agreement and placed 500,000 shares of Charys common stock valued at $500,000 worth in escrow with Brown Raysman Millstein Felder & Steiner LLP, as escrow agent. The earn-out agreement provides that as additional consideration New Viasys shall receive an additional consideration as follows:

- The earn-out will be calculated each year, during the three year period ending April 30, 2008. The maximum aggregated amount to be paid to New Viasys during the three years shall be $2.0 million, calculated each year and payable 30 days after completion of the annual audit of Viasys Network Services, Inc. and Viasys Services, Inc.

- Each year a calculation shall be made, using revenue growth and targeted EBITDA. Revenue growth is targeted at 10 percent per annum and is weighted at 40 percent and EBITDA is targeted at eight percent per annum and is weighted 60 percent. If actual revenue growth is less then the 10 percent target per year, the revenue growth credit shall be determined by the percentage of actual revenue growth to the targeted growth of 10 percent. Likewise, if actual EBITDA is less than the eight percent target per year, the EBITDA credit shall be determined by the actual EBITDA percentage to the targeted eight percent. As an example, if actual revenue growth in year one is eight percent, the revenue growth credit would be 32 percent (eight percent divided by 10 percent times 40 percent). Furthermore, if actual EBITDA is in year one is six percent, the EBITDA target credit would be 45 percent (six percent divided by eight percent times 60 percent).

     The maximum amount to be paid in year one is $667,000; in year two $667,000, plus any amount not paid in year one, and in year three $667,000 plus any amounts not paid in years one and two. In the above example, the additional consideration due for year one would be computed by multiplying the annual maximum amount of $667,000 by the sum of the revenue growth credit (32 percent) and the EBITDA target credit (45 percent), or $513,590 (32 percent plus 45 percent times $667,000). Payments shall be in cash or Charys common stock, at the option of Charys. If paid in common stock of Charys, the stock shall be valued (if fully saleable) at the average daily price for the 30 days prior to the date of determination; (if not fully saleable, the stock shall be valued at 80 percent of such average price.

     In order to complete the purchase of Viasys, we arranged financing with Highgate House Funds, Ltd. On November 16, 2005, we executed a securities purchase agreement with Highgate providing for $4,000,000 in funds. In consideration of the funding, we issued to Highgate:

- A $4,000,000 secured convertible debenture which is convertible into shares of our common stock, unless redeemed by us before March 17, 2006. The debenture has a maturity date of November 16, 2008, with interest at the rate of eight percent per annum, compounded monthly. We began making monthly interest payments on the debenture on March 17, 2006.

- Warrants to purchase an aggregate of 1,000,000 shares of our common stock. The warrants provide for the ability to purchase shares of our common stock for exercise prices of (i) $0.25 for 200,000 shares; (ii) $0.50 for 400,000 shares; (iii) $0.75 for 200,000 shares, and (iv) $1.00 for 200,000 shares. The warrants expire on November 16, 2008, and may be exercised at any time and from time to time from the date of their issuance until their expiration, in whole or in part (but not in denominations of fewer than 10,000 common shares, except upon an exercise of the warrant with respect to the remaining balance of common shares purchasable therein at the time of exercise).

     The warrants also provide that Highgate may, at its option, in lieu of paying cash for the shares, may exchange, in whole or in part, the warrant for shares of our common stock. In the event of a warrant exchange, Highgate shall be deemed to have paid for the shares in an amount equal to the fair market value of each warrant delivered, and the warrants shall be deemed exercised for the amount so paid. For this purpose, the fair market value of each warrant is the difference between the market value of a share of our common stock and the exercise price on the exercise date. Market value shall mean the average closing bid price of a share of our common stock during the 10 trading days ending on the exercise date.

     Pursuant to the debenture, Highgate, at its sole option, may convert any or all of the face amount of the debenture at any time after March 17, 2006, and from time to time, until payment in full of the principal amount of the debenture, and accrued and unpaid interest, all or any part of the principal amount of the debenture, plus redemption premium and accrued and unpaid interest, into shares of our common stock. The number of shares of our common stock to be received upon conversion will be determined by dividing the amount of the debenture being converted into shares our common stock by the conversion price. The conversion price shall be equal to the lower of:

- One hundred twenty percent of the average closing bid price for the five trading days immediately preceding November 17, 2005; or

- Eighty percent of the lowest closing bid price for the five trading days immediately preceding the date of conversion.

     Pursuant to the securities purchase agreement with Highgate and to further ensure our obligation to issue shares of our common stock upon conversion of the debenture and exercise of the warrants, we also issued and escrowed 20,000,000 shares of our common stock with an escrow agent, Gottbetter & Partners, LLP. The number of shares escrowed is in excess of the anticipated number of shares which we expect to issue to Highgate. The escrow agent will distribute the number of the escrowed shares to Highgate which are needed to satisfy our obligations upon conversion of the debenture and/or exercise of the warrants.

     As a result of the Viasys acquisition and the financing provided by Highgate House Funds, we paid investment banking fees as follows:

- The issuance of 800,000 shares of our common stock to Jade Capital, valued at $840,000;

- A warrant for the purchase of 350,000 shares of Charys common stock issued to GunnAllen Financial, Inc. at any time for a period expiring on November 1, 2008, with an exercise price of $2.00 per share.

- The issuance of 250,000 shares of our common stock to Ron Berkovitz, valued at $262,500;

- The issuance of 250,000 shares of our common stock to Mel Harris, valued at $262,500; and

     In addition, as additional investment banking fees relating to Viasys acquisition, we issued 2,400,000 shares of our common stock as follows:

-    200,000 shares issued to Ronald Adler, valued at $70,000.

-    125,000 shares issued to Katherine Chesler, valued at $43,750.

-    10,000 shares issued to Salma Hassan , valued at $3,500.

-    50,000 shares issued to Audbert Jordan, valued at $17,500.

-    50,000 shares issued to Allen Levi, valued at $17,500.

-    140,000 shares issued to Teresa Pacin, valued at $49,000.

-    350,000 shares issued to Steven N. Posner, valued at $122,500.

-    200,000 shares issued to Stuart Posner, valued at $70,000.

-    125,000 shares issued to Rebecca Tedder, valued at $41,750.

-    350,000 shares issued to Ron Berkovitz, valued at $122,500

-    400,000 shares issued to Mel Harris, valued at $140,000

-    400,000 shares issued to Growth Management, LLC, valued at $140,000.

     On December 22, 2005, we closed the purchase of all of the issued and outstanding shares of the capital stock of Method IQ, Inc. from Rock Creek Equity Holdings, LLC and J. Alan Shaw. The aggregate consideration for the purchase was $10,500,000, and is subject to a one-time adjustment based upon our financial performance during the year following December 22, 2005, as described below. The aggregate consideration for the purchase was $10,500,000, paid as follows:

- A secured promissory note in the original principal balance of $5,250,000, which bears interest at the rate of five percent per annum, and is payable immediately upon an equity or debt investment in Charys of not less than $5,250,000, or on demand after February 1, 2006; and

-    A fee of $18,000 in cash; and

- Additional cash consideration of $500,000 which was provided by Mel Harris and Steven Posner as described below in "Harris/ Posner Financing with Respect to Method IQ"; and

- $5,250,000 in value of shares of our common stock (the "stock consideration").

     Our shares of common stock were to be issued to the sellers as follows:

- On January 2, 2006, we issued 525,000 shares of our common stock (the "Initial Stock Tranche"), reflecting 40 percent of the total stock consideration to be paid to the sellers based upon a share price of $4.00 per share.

- On April 29, 2006, we will issue to the sellers additional shares of our common stock (the "Second Stock Tranche") equal to 30 percent of the total aggregate stock consideration to be paid to the sellers based upon a share price valued at the market price per share for our common stock as of the close of trading on the last trading day before the issuance. Notwithstanding, the foregoing, in the event that the market price used for determining the number of shares of our common stock to be issued in connection with the Second Stock Tranche is less than $4.00 per share, we will have the option, but not the obligation, to (i) pay the sellers an aggregate of $1,575,000 in cash by wire transfer of immediately available funds in lieu of the issuance of such shares or (ii) pay the sellers a combination of cash and shares.

- On October 31, 2007, we will issue to the sellers additional shares of our common stock (the "Third Stock Tranche") equal to 30 percent of the total aggregate stock consideration to be paid to the sellers based upon a share price valued at the market price per share for our common stock as of the close of trading on the last trading day before such issuance. Notwithstanding, the foregoing, in the event that the market price used for determining the number of shares of our common stock to be issued in connection with the Third Stock Tranche is less than $4.00 per share, we will have the option, but not the obligation, to (i) pay the sellers an aggregate of $1,575,000 in cash by wire transfer of immediately available funds in lieu of the issuance of such shares or (ii) pay the sellers a combination of cash and shares.

     The number of shares of our common stock issued in the Initial Stock Tranche will be adjusted at the time of the issuance of the Third Stock Tranche. If our common stock does not reach an average market price of at least $4.50 per share for at least three consecutive trading days prior to or including April 30, 2006, then, at Charys' option, either:

- We will issue the sellers additional shares of our common stock, the number of which shall be determined pursuant to the following formula:

     AS =  IST - ISP/AVG

     Where:

     AS = the number of additional shares of our common stock to be issue.

     AVG = the lesser of (x) (MP1+MP2)/2 or (y) 4.

     ISP = $2,100,000 (which is 40 percent of the 50 percent of the estimated purchase price to be paid in our common stock).

     IST = the number of shares of our common stock issued in the Initial Stock Tranche.

     MP1 = the average market price for our common stock over the 25 trading day period beginning on the SEC prescribed due date for filing our quarterly report on Form 10-QSB or annual report on Form 10KSB with the SEC, as the case may be, for our second full fiscal quarter after July 15, 2006

     MP2 = the average market price for our common stock over the 25 day period ending on the make whole determination date.

     or

     We will pay the sellers an amount equal to AS multiplied by AVG, in cash by wire transfer of immediately available funds; and in either case, such issuance or payment shall occur on the date on which the Third Stock Tranche is issued (or that cash is paid in lieu of such Third Stock Tranche).

     In order to complete the purchase of Method IQ, we arranged financing with Mel Harris and Steven Posner. On December 22, 2005, Charys and Billy V. Ray,
Jr. executed a securities purchase agreement with Messrs Harris and Posner providing for $1,000,000 in funds. In consideration of the funding, we issued to Messrs. Harris and Posner:

- A $1,000,000 secured convertible debenture which is convertible into shares of our common stock, unless redeemed by Charys before April 21, 2006. The debenture has a maturity date of December 21, 2006, with interest at the rate of 12 percent per annum, compounded monthly. We will begin making monthly interest payments on the debenture on the earlier of the effectiveness of the registration statement of which this prospectus is a part, or April 21, 2006.

- Warrants to purchase an aggregate of 250,000 shares of our common stock. The warrants provide for the ability to purchase shares of Charys common stock for a period of three years, expiring on December 22, 2008, with an exercise price equal to the lower of: (a) $0.80 per share of the common stock; or (b) 120 percent of the average closing bid price for the five trading days immediately preceding December 22, 2005, or (c) 80 percent of the lowest closing bid price for the five trading days immediately preceding the date of exercise.

     Pursuant to the debenture, Messrs. Harris and Posner, at their sole option, may convert any or all of the face amount of the debenture at any time after April 21, 2006, and from time to time, until payment in full of the principal amount of the debenture, plus a premium on that amount accruing at a rate of 12 percent per annum, compounded monthly, from December 22, 2005 to the date of conversion, into shares of our common stock. The number of shares of our common stock to be received upon conversion will be determined by dividing the amount of the debenture being converted into shares our common stock by the conversion price. The conversion price shall be equal to the lower of:

-    $0.80 per share of our common stock; or

- One hundred twenty percent of the average closing bid price for the five trading days immediately preceding December 22, 2005; or

- Eighty percent of the lowest closing bid price for the five trading days immediately preceding the date of conversion.

     Pursuant to the securities purchase agreement with Messrs. Harris and Posner and to further ensure our obligation to issue shares of our common stock upon conversion of the debenture and exercise of the warrants, we also issued and escrowed 1,500,000 shares of our common stock with an escrow agent who will distribute the required number of the escrowed shares to Messrs. Harris and Posner upon conversion of the debenture and/or exercise of the warrants.

     In connection with the Method IQ acquisition, we issued to Newpoint Advisors, LLC a warrant for the purchase of 500,000 shares of Charys common stock at any time for a period expiring on August 8, 2010, with an exercise price of $0.231 per share.

     On January 16, 2006 and again on January 30, 2006 we sold 285,000 shares of our common stock at $1.06 to various unrelated investors. The total proceeds were $301,800.

     The use of the proceeds from the sale of our securities and issuance of notes were for general working capital needs and the repayment of debt.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to accredited investors or sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

     All purchasers were provided with access to our filings with the SEC, including the following:

- Charys' annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of Charys' most recent Form 10-KSB under the Exchange Act.

- The information contained in an annual report on Form 10-KSB under the Exchange Act.

- The information contained in any reports or documents required to be filed by Charys under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

- A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in Charys' affairs that are not disclosed in the documents furnished.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.     OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

EXHIBIT NO.                                           IDENTIFICATION OF EXHIBIT
-----------                                           -------------------------
10.1**       Securities Purchase Agreement, dated as of November 16, 2005, by and among Charys Holding
             Company, Inc. and Highgate House Funds, Ltd, and filed as Exhibit 10.1 to Form 8-K on November 23
             , 2005, Commission file number 000-18292.
10.2**       Stock Purchase Agreement, effective date of November 1, 2005, by and between Charys Holding
             Company, Inc. and New Viasys Holdings, LLC, and filed as Exhibit 10.1 to Form 8-K on November 18,
             2005, Commission file number 000-18292.
10.3**       Second Amended Stock Purchase Agreement between Janet Risher, Richard F. Schmidt and Billy V. Ray,
             Jr., dated August 16, 2005, and filed as Exhibit 10.1 to an amended Form 8-K on November 23, 2005,
             Commission file number 000-18292.
10.4**       Second Amended Promissory Note dated August 16, 2005, by Billy V. Ray, Jr., as the Maker, and Janet
             Risher and Richard F. Schmidt, as the Payee, and filed as Exhibit 10.2 to an amended Form 8-K on
             November 23, 2005, Commission file number 000-18292.


10.5**       Amended and Restated Stock Pledge Agreement dated August 16, 2005, by Billy V. Ray, Jr., as the
             Debtor, and Janet Risher and Richard F. Schmidt, as the Secured Party, and filed as Exhibit 10.3 to an amended Form 8-K on November 23, 2005, Commission file number 000-18292.
10.6**       Stock Purchase Agreement, between Charys Holding Company, Inc. Rock Creek Equity Holdings, LLC,
             J. Alan Shaw, Method IQ, Inc., and Billy V. Ray, Jr., and filed as Exhibit 10.1 to Form 8-K on December
             12, 2005, Commission file number 000-18292.
10.7**       Securities Purchase Agreement dated as of December 22, 2005, by and among Charys Holding Company
             Inc., Billy V. Ray, Jr., and Mel Harris and Steven Posner, or their designees, and filed as Exhibit 10.1 to an amended Form 8-K on December 28, 2005, Commission file number 000-18292.
31.1*        Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*        Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*        Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*        Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*   Filed herewith.
**  Previously filed.

     (b)     Reports on Form 8-K.

- On November 4, 2005, we filed a Form 8-K reporting that our previously issued consolidated financial statements for the fiscal year ended April 30, 2005 and the quarterly period ended July 31, 2005, as well as earnings releases and similar communications relating to such periods, should no longer be relied upon.

- On November 7, 2005, we filed a Form 8-K/A reporting the filing of the restated consolidated financial statements as previously reported by filing an amendment to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 and by filing an amendment to our Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2005, previously reported in a Form 8-K filed on November 4, 2005.

- On November 18, 2005, we filed a Form 8-K reporting the closing of a Stock Purchase Agreement having an effective date of November 1, 2005 with New Viasys Holdings, LLC for the purchase all of the outstanding shares of Viasys Network Services, Inc. and Viasys Services, Inc.

- On November 23, 2005, we filed a Form 8-K/A#2 reporting as a result of the August 16, 2005 amendment, the Stock Purchase Agreement originally dated February 27, 2004 and previously amended June 25, 2004 was deemed to have closed and the title to all of the shares covered thereby was transferred to Mr .Ray, effective as of February 27, 2004, subject to his continuing obligation to pay for the shares, pursuant to a Second Amended Promissory Note. The shares continue as security for the note as provided in that certain Amended and Restated Stock Pledge Agreement dated August 16, 2005.

- On November 23, 2005, we filed a Form 8-K reporting the closing of a Securities Purchase Agreement dated as of November 16, 2005, by and among the Registrant and Highgate House Funds, Ltd. Pursuant to the agreement, the Registrant issued to the buyer a $4,000,000 secured convertible debenture, which shall be convertible, unless redeemed by the Registrant before the expiration of one hundred twenty days from the Closing Date, into shares of the Registrant's common stock, and a warrant to purchase an aggregate of 1,000,000 shares of common stock

- On December 12, 2005, we filed a Form 8-K reporting the signing of a binding letter of intent for the Registrant to acquire Method IQ, Inc. in a stock and cash transaction. Subsequent to October 3, 2005, the parties have executed various documents in connection with the subject acquisition.

- On December 28, we filed a Form 8-K/A reporting that a Stock Purchase Agreement to be effective as of November 1, 2005, was executed by and among the Registrant, Rock Creek Equity Holdings, LLC, J. Alan Shaw (collectively, the "Sellers"), Method IQ, Inc, and Billy V. Ray, Jr., the chairman and chief executive officer of the Registrant. The Stock Purchase Agreement was previously reported on a Current Report on Form 8-K on December 12, 2005.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARYS HOLDING COMPANY, INC.

Dated:  March 29, 2006

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