Form 10KSB/A
period 2005-04-30
CHARYS HOLDING CO INC
filed 2006-05-04
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 5
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2005.

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                            --------    --------

                          COMMISSION FILE NO. 000-18292

                          CHARYS HOLDING COMPANY, INC.
               (Exact name of issuer as specified in its charter)


               DELAWARE                                     51-2152284
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

  1117 PERIMETER CENTER WEST, SUITE N415                       30338
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $7,482,699.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2006: $19,825,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2006: 15,734,019.

     Documents  incorporated  by  reference:  None.

     Transitional Small Business Disclosure Format (Check  One):  Yes [_] No [X]

                                                 TABLE OF CONTENTS

Item 1.      Business.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 2.      Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 4.      Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .  2
Item 5.      Market for Common Equity and Related Stockholder Matters.. . . . . . . . . . . . . . . . . . . . .  2
Item 6.      Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .  2
Item 7.      Financial Statements.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. . . . . . .  2
Item 8A.     Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 8B.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the
             Exchange Act.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 10.     Executive Compensation.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. .  4
Item 12.     Certain Relationships and Related Transactions.. . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 13.     Exhibits.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 14.     Principal Accountant Fees and Services.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                                EXPLANATORY NOTE

     On December 6, 2005 we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB/A, Amendment No. 4 for the annual period ended April 30, 2005. This Amendment No. 5 to our Annual Report on Form 10-KSB/A is being filed to amend the introductory paragraph contained in Item 6, Management's Discussion and Analysis or Plan of Operation, and the information in Item 8A, Controls and Procedures. Subsequent to the filing of Annual Report on Form 10-KSB/A, Amendment No. 3 for the annual period ended April 30, 2005, the Registrant's management and Audit Committee, after consultation with the Registrant's independent accountants, determined that the financial statements for the year ended April 30, 2005 required restatement to correct the accounting for two transactions occurring during that period which did not comply with U.S. generally accepted accounting principles. The filing of this Form 10-KSB/A, Amendment No. 5, is not an admission that our Form 10-KSB/A, Amendment No. 4 for the year ended April 30, 2005, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB/A. We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 5, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 4, dated December 6, 2005, with the exception of the introductory paragraph of
Item  6,  which  should  read  as  follows:

Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." We are not entitled to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the Registrant, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM  7.     FINANCIAL  STATEMENTS.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 4, dated December 6, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Incorporated by reference of Registrant's report on Form 10-KSB/A, Amendment No. 3, dated September 6, 2005.

ITEM  8A.     CONTROLS  AND  PROCEDURES.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Evaluation  of  Disclosure and Controls and Procedures.  On or about October 20,
------------------------------------------------------
2005, we became aware that certain transactions recorded on our Annual Report on Form 10-KSB may have not been recorded in accordance with generally accepted accounting principles. Upon review and consultation with our accounting consultants and independent auditors, we determined that the following transactions were not in compliance with generally accepted accounting principles.

- Our accounting for the purchase of CCI Telecom, Inc. ("CCI") did not comply with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The purchase agreement contained an "earn-out" feature in which the sellers would be paid additional consideration should CCI achieve performance targets as defined in the agreement. We recorded additional goodwill and a contingent acquisition liability in the purchase transaction based on our estimate of the consideration that would likely be paid under the earn-out provision. SFAS 141 provides that contingent consideration should be recorded when the contingency is resolved, rather than as an estimated liability at the purchase date.

- Our accounting for the purchase of real estate from CCI Associates, Ltd. ("CCI Associates") did not comply with Emerging Issues Task Force ("EITF")
97-15, "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Combination." The purchase agreement provided for a "make-whole" provision in which the sellers are guaranteed additional consideration should the market price of our common stock fail to achieve a target level as defined in the agreement. In recording the purchase, we did not account for the difference in the current market price versus the make-whole target price of our common stock in determining the total consideration for the purchase. EITF 97-15 indicates that this difference should be included as consideration.

On October 31, 2005, our Audit Committee, after consultation with our management, the independent auditors, and accounting consultants concluded that the previously issued consolidated financial statements for the fiscal year ended April 30, 2005 and the quarterly period ended July 31, 2005, as well as earnings releases and similar communications relating to such periods, should no longer be relied upon, whereupon an amendment to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 and an amendment to our Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2005 needed to be filed.

The amendment to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 was filed and contained adjustments that affected revenue, assets and liabilities. As a result of these adjustments, goodwill and contingent acquisition liability decreased by $2,679,180. Retained earnings decreased by $905,000, which was offset by an increase to paid-in capital by the same amount. Other income decreased by $905,000. As a result of these adjustments, there was no net change to total shareholders' equity. Consolidated net earnings of $106,402 decreased by $905,000 to a consolidated net loss of $798,598. These adjustments had no impact on consolidated cash flows as previously reported.

The amendment to our Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2005 was filed and contained adjustments that reflected the effects of the adjustments described above which are required for the consolidated financial statements for the fiscal year ended April 30, 2005. Goodwill and contingent acquisition liability decreased by $2,679,180. Retained earnings decreased by $905,000, which was offset by an increase to paid-in capital by the same amount. These adjustments resulted in no net change to total shareholders' equity, and had no impact on consolidated net earnings or cash flows as previously reported.

On October 28, 2005 and October 31, 2005, our Audit Committee discussed the cause and/ or causes related to this matter with our independent auditors and the accounting consultants, and concluded that all errors were inadvertent and unintentional.

Changes in Internal Controls Over Financial Reporting.  We considered the nature
-----------------------------------------------------
and cause of the errors which necessitated the restatements. We concluded that the causal factors are not indicative of weakness in our internal controls over financial reporting and disclosure, and thus did not impact the original conclusion of our chide executive officer and chief financial officer regarding the effectiveness of those controls. While we believe changes to our fundamental controls are not required, nevertheless we believe our controls have been inherently strengthened by all parties involved with our financial reporting exercising a heightened awareness to carefully consider all details to determine the prescribed accounting treatment for transactions of this nature, even where the accounting treatment may appear obvious or run counter to the economics of the transaction.

We believe this heightened awareness alone has ensured the proper accounting for subsequent acquisitions involving similar provisions as the acquisitions involved in the restatements, and will ensure the same for acquisitions in the future which will prevent misstatements of a similar nature.

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

Exhibit
  No.                                            Identification of Exhibit
-------                                          -------------------------
2.1*     Plan  and  Agreement  of  Merger  Between  Spiderboy  International,  Inc. and Charys Holding Company, Inc.
         dated  June  25,  2005,  filed  as  Exhibit  C  with  Definitive  Proxy  Statement  dated  June  11,  2004,
         Commission  file  number  000-18292.
2.2*     Amended  and  Restated  Stock  Purchase  Agreement  by  and  between  Janet  Risher,  Richard  Schmidt, and
         Billy  V.  Ray,  Jr.,  dated  May  25,  2004,  filed as Exhibit 2.2 to an amended Form 8-K on June 1, 2004,
         Commission  file  number  000-18292.
3.1**    Articles  of  Incorporation  of  Rogers  Hardware  and  Lumber  Company filed on February 11, 1959 with the
         State  of  Minnesota.
3.2**    Certificate  of  Restated  Articles  of  Incorporation  of  Rogers  Hardware  and  Lumber  Company filed on
         December  10,  1968  with  the  State  of  Minnesota,  changing  the  corporate  name to Component Systems,
         Inc.
3.3**    Certificate  of  Restatement  of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987
         With  the  State  of  Minnesota,  changing  the  corporate  name  to  Prestine,  Inc.
3.4**    Modification  of  Statutory  Requirements  or  Amendments  of  Articles  of Incorporation of Prestine, Inc.
         filed  on  April  29,  1988  with  the  State  of  Minnesota,  changing  the corporate name to High Country
         Ventures,  Inc.
3.5*     Amendment  of  Articles  of  Incorporation  of  High  Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc., filed as Exhibit 99.1 to  an  amended  Form 8-K  on  March  7,  2001,  Commission  file  number  000-18292.
3.6*     Certificate  of Designation, Preferences and Rights of Series A preferred stock of Spiderboy International,
         Inc.  filed  on  February  24,  2004 with the State of Minnesota, filed as attachment D to amended
         Preliminary  Proxy  Statement  on  May  7,  2004,  Commission  file  number  000-18292.
3.7*     Certificate  of  Incorporation  of  Charys  Holding Company, Inc. filed on April 16, 2004 with the State of
         Delaware,  filed  as  Exhibit  A  to  amended  Preliminary  Proxy  Statement  dated May 7, 2004, Commission file  number  000-18292.
3.8*     Certificate  of  Amendment  of  Certificate  of  Incorporation of Charys Holding Company, Inc. filed on May
         21,  2004  with  the  State of Delaware, filed as attachment C to the Definitive Proxy Statement dated June
         11,  2004,  Commission  file  number  000-18292.
3.9*     Certificate  of  Designation,  Preferences  and  Rights  of  Series  A  preferred  stock  of Charys Holding
         Company,  Inc.  filed  on May 5, 2004 with the State of Delaware, filed as attachment D to Definitive Proxy
         Statement  dated  June  11,  2004,  Commission  file  number  000-18292.
3.10*    Bylaws  of  Spiderboy.com,  Inc.,  adopted  April 28, 2004, filed as Exhibit B to amended Preliminary Proxy
         Statement  dated  May  7,  2004,  Commission  file  number  000-18292.
3.11**   Certificate  of  Exchange  filed  on  October  13,  2000 with the State of Minnesota whereby Spiderboy.com,
         Inc.  became  a  wholly-owned  subsidiary  of  High  Country  Ventures,  Inc.
3.12*    Articles  of  Merger  filed  with the Delaware Secretary of State on June 30, 2004, filed as Exhibit 2.2 to
         Form  8-K  on  July  22,  2004,  Commission  file  number  000-18292.
3.13*    Articles  of  Merger  filed  with the Minnesota Secretary of State on July 1, 2004, filed as Exhibit 2.1 to
         Form 8-K  on  July  22,  2004,  Commission  file  number  000-18292.
4.1*     Certificate  of  Designation for Series B Preferred Stock, filed with the Secretary of State of Delaware on
         May  3,  2005,  filed  as  Exhibit  4.1  to  Form  8-K  on  May 25, 2005, Commission file number 000-18292.
4.2*     Certificate  of  Designation for Series C Preferred Stock, filed with the Secretary of State of Delaware on
         May  3,  2005,  filed  as  Exhibit  4.2  to  Form  8-K  on May  25, 2005, Commission file number 000-18292.
4.3*     Certificate  of  Amendment  to  the Certificate of Designation for Series B Preferred Stock, filed with the
         Secretary  of  State  of  Delaware  effective July 25, 2005, filed as Exhibit 4.1 to Form 8-K on August 12,
         2005,  Commission  file  number  000-18292.
4.4*     Certificate  of  Amendment  to  the Certificate of Designation for Series C Preferred Stock, filed with the
         Secretary  of  State  of  Delaware  effective July 25, 2005, filed as Exhibit 4.2 to Form 8-K on August 12,
         2005,  Commission  file  number  000-18292.
10.1*    Stock  Purchase  Agreement  between  Mark  N.  Pardo  and  Richard  Mangiarelli  and  Richard Schmidt dated
         December  5,  2003,  filed  as  Exhibit  2.1  to  Form 8-K  on  December  12,  2003, Commission file number
         000-18292.


10.2*    Promissory  Note  in  the  amount  of  $160,000  dated  December  5, 2003, executed by Richard Mangiarelli,
         Richard  Schmidt,  and  Spiderboy  International,  Inc.,  payable  to  the order of Mark N. Pardo, filed as
         Exhibit  10.1  to  Form 8-K  on  December  12,  2003,  Commission  file  number  000-18292.
10.3*    Stock  Purchase  Agreement  between  Janet  Risher,  Richard  Schmidt,  Spiderboy  International, Inc., and
         Billy  V.  Ray,  Jr.,  dated  February  27,  2004  filed  as  Exhibit  2.1  to  Form 8-K on March 10, 2004,
         Commission  file  number  000-18292.
10.4*    Amended  and  Restated  Stock  Purchase  Agreement  between  Janet  Risher,  Richard Schmidt,  Spiderboy
         International,  Inc.,  and Billy V. Ray, Jr., dated May 25, 2004 filed as Exhibit 2.2 to Form 8-K/A on June
         1,  2004,  Commission  file  number  000-18292.
10.5*    Charys  Holding  Company,  Inc.  Employee  Stock  Incentive  Plan  for  the Year 2004 dated April 28, 2004,
         Filed  as  attachment  F  to  the  Definitive Proxy  Statement  dated June 11, 2004, Commission file number
         000-18292.
10.6*    Charys  Holding  Company,  Inc.  Non-Employee  Directors  and  Consultants  Retainer  Stock  Plan  for  the
         Year  2004  dated  April  28,  2004, filed as attachment G to the Definitive Proxy Statement dated June 11,
         2004,  Commission  file  number  000-18292.
10.7*    Consulting  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy  International,
         Inc.,  and  Janet Risher dated February 27, 2004, filed as Exhibit 10.7 to a Preliminary Proxy Statement on
         May 17,  2004,  Commission  file  number  000-18292.
10.8*    Consulting  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy  International,
         Inc.,  and  Richard  Schmidt  dated  February  27,  2004,  filed  as  Exhibit  10.8  to a Preliminary Proxy
         Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.9*    Consulting  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy  International,
         Inc.,  and  Paul  Ferandell dated February 27, 2004, filed as Exhibit 10.9 to a Preliminary Proxy Statement on  May  17,  2004,  Commission  file  number  000-18292.
10.10*   Consulting  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy  International,
         Inc.,  and  John Jordan dated February 27, 2004, filed as Exhibit 10.10 to a Preliminary Proxy Statement on
         May  17,  2004,  Commission  file  number  000-18292.
10.11*   Consulting  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy  International,
         Inc.,  and  Bruce  Caldwell  dated  February  27,  2004,  filed  as  Exhibit  10.11  to a Preliminary Proxy
         Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.12*   Consulting  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy  International,
         Inc.,  and  Jimmy  Villalobos  dated  February  27,  2004,  filed  as  Exhibit 10.12 to a Preliminary Proxy
         Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.13*   Consulting  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy  International,
         Inc.,  and  Ash  Mascarenhas,  dated  February  27,  2004,  filed  as  Exhibit 10.13 to a Preliminary Proxy
         Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.14*   Consulting  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy  International,
         Inc.,  and  Francis  Zubrowski,  dated  February 27,  2004,  filed  as Exhibit 10.14 to a Preliminary Proxy
         Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.15*   Registration  Rights  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy
         International,  Inc.,  and Janet  Risher  dated  February 27, 2004, filed as Exhibit 10.15 to a Preliminary
         Proxy  Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.16*   Registration  Rights  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy
         International,  Inc.,  and Richard Schmidt dated February 27, 2004, filed as Exhibit 10.16 to a Preliminary
         Proxy  Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.17*   Registration  Rights  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy
         International,  Inc.,  and  Paul  Ferandell dated February 27, 2004 filed as Exhibit 10.17 to a Preliminary
         Proxy  Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.18*   Registration  Rights  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy
         International,  Inc.,  and  John  Jordan  dated  February 27, 2004, filed as Exhibit 10.18 to a Preliminary
         Proxy  Statement  on  May 17,  2004,  Commission  file  number  000-18292.
10.19*   Registration  Rights  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy
         International,  Inc.,  and  Bruce Caldwell dated February 27, 2004, filed as Exhibit 10.19 to a Preliminary
         Proxy  Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.20*   Registration  Rights  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy
         International,  Inc., and Jimmy Villalobos dated February 27, 2004, filed as Exhibit 10.20 to a Preliminary
         Proxy  Statement  on  May  17,  2004,  Commission  file  number  000-18292.


10.21*   Registration  Rights  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy
         International,  Inc.,  and Ash Mascarenhas dated February 27, 2004, filed as Exhibit 10.21 to a Preliminary
         Proxy  Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.22*   Registration  Rights  Agreement  Between  Charys  Holding  Company,  Inc.'s,  predecessor,  Spiderboy
         International,  Inc.,  and  Francis  Zubrowski  dated  February  27,  2004,  filed  as  Exhibit  10.22 to a
         Preliminary  Proxy  Statement  on  May  17,  2004,  Commission  file  number  000-18292.
10.23*   Stock  Purchase  Agreement  Between  Charys  Holding  Company,  Inc.,  Robert  G.  Barrow,  Jr. and Mark D.
         Andrizzi  dated  April  21,  2004, filed as Exhibit 2.1 to Form 8-K on July 6, 2004, Commission file number
         000-18292.
10.24*   Charter  of  Compensation  Committee  dated  April  28,  2004,  filed  as  Exhibit  10.25 to Form 10-KSB on
         August  17,  2004,  Commission  file  number  00-18292.
10.25*   Charter  of  Audit  Committee  dated  April  28,  2004, filed as Exhibit 10.26 to Form 10-KSB on August 17,
         2004,  Commission  file  number  00-18292.
10.26*   Employment  Agreement  dated  June  15,  2004  between  Charys  Holding  company,  Inc.  and  Billy V. Ray, filed  as  Exhibit  10.28  to  Form  10-KSB  on  August  17,  2004,  Commission  file  number  00-18292.
10.27*   Employment  Agreement  dated  June  15,  2004  between  Charys  Holding  company,  Inc.  and  Ben  Holcomb,
         Filed  as  Exhibit  10.29  to  Form  10-KSB  on  August  17,  2004,  Commission  file  number  00-18292.
10.28*   Employment  Agreement  dated  June  15,  2004  between  Charys  Holding  company,  Inc.  and  Raymond  J.
         Smith,  filed  as  Exhibit  10.30  to  Form  10-KSB  on  August  17, 2004, Commission file number 00-18292.
10.29*   Joint  Venture  Agreement  between  Ruby  Belle,  LLC,  Ted  C.  Russell,  and Charys Holding Company, Inc,
         Filed  as  Exhibit  10.31  to  Form  10-KSB  on  August  17,  2004,  Commission  file  number 00-18292.
10.30*   Option  to  Purchase  Stock  Agreement  dated  May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and  Carol  F.  Carter,  and  Charys  Holding  Company,  Inc.,  filed  as  Exhibit  10.32 to Form 10-KSB on
         August  17,  2004,  Commission  file  number  00-18292.
10.31*   Ground  Lease  dated  May  26,  2004  between  Realm  Insurance  Company,  and  Charys  Holding  Company,
         Inc.,  filed  as  Exhibit  10.34  to  Form  10-KSB  on  August  17,  2004, Commission file number 00-18292.
10.32*   Charys  Holding  Company,  Inc.  Non-Employee  Directors  and  Consultants  Retainer  Stock  Plan  for  the
         Year  2004  dated  July  19, 2004, filed as Exhibit 4.1 to a registration statement on Form S-8 on July 29,
         2004,  Commission  file  number  333-117749.
10.33*   Agreement  and  Contract  for  Sale  dated  April  29,  2005, between CCI Telecom, Inc. and CCI Associates,
         Inc.,  and  filed  as  Exhibit  10.1  to  Form  8-K  on  May  25,  2005,  Commission file number 000-18292.
10.34*   Agreement  dated  April  25,  2005,  between  Frost  Bank,  Contemporary  Constructors,  Inc., CCI Telecom,
         Inc.,  CCI  Integrated  Solutions,  Inc.,  Berkshire  Wireless,  Inc.,  Michael J. Novak and Charys Holding
         Company,  Inc.,  and  filed  as  Exhibit  10.2  to  Form  8-K  on  May  25,  2005,  Commission  file number
         000-18292.
10.35*   Real  Estate  Contract  of  Sale  dated  April  29, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys
         Holding  Company,  Inc.,  and  filed  as  Exhibit  10.3 to Form 8-K on May 25, 2005, Commission file number
         000-18292.
10.36*   Lease  Contract  dated  May  1,  2005,  between  Gur  Parsaad,  CCI  Telecom,  Inc.  and  Charys  Holding
         Company,  Inc.,  and  filed  as  Exhibit  10.4  to  Form  8-K  on  May  25,  2005,  Commission  file number
         000-18292.
10.37*   Frost  Registration  Rights  Agreement  No.1  dated  April  25,  2005,  between The Frost National Bank and
         Charys  Holding  Company,  Inc.,  and  filed  as  Exhibit 10.5 to Form 8-K on May 25, 2005, Commission file
         Number  000-18292.
10.38*   Third  Modification,  Renewal  and  Extension  Agreement  between  The  Frost  National  Bank  and
         Contemporary  Constructors  with  respect  to  $2,177,083.45,  dated  January 1, 2005, and filed as Exhibit
         10.6  to  Form  8-K  on  May  25,  2005,  Commission  file  number  000-18292.
10.39*   Third  Modification,  Renewal  and  Extension  Agreement  between  The  Frost  National  Bank  and
         Contemporary  Constructors  with  respect  to  $6,500,000.00,  dated February 1, 2005, and filed as Exhibit
         10.7  to  Form  8-K  on  May  25,  2005,  Commission  file  number  000-18292.
10.40*   Sixth  Amendment  to  Business  Loan  Agreement  between  Contemporary  Constructors  and  The  Frost
         National  Bank,  dated  February  1,  2005,  and  filed  as  Exhibit  10.8  to  Form  8-K  on May 25, 2005,
         Commission  file  number  000-18292.
10.41*   Arbitration  and  Notice  of  Final  Agreement  between  The  Frost  National  Bank  and  Charys  Holding
         Company,  Inc.,  dated  May  2,  2005,  and  filed  as Exhibit 10.9 to Form 8-K on May 25, 2005, Commission
         file  number  000-18292.


10.42*   Guaranty  Agreement  between  Frost  Bank  and  Contemporary  Constructors,  Inc., dated July 28, 2005, and
         Filed  as  Exhibit  10.1  to  Form  8-K  on  August  12,  2005,  Commission  file  number 000-18292.
10.43*   Guaranty  Agreement  between  Charys  Holding  Company,  Inc.,  CCI  and  CAPCO,  dated  July 27, 2005, and filed  as  Exhibit  10.2  to  Form  8-K  on  August  12,  2005,  Commission  file  number  000-18292.
10.44*   Guaranty  Agreement  between  Frost  Bank  and  CCI  Telecom,  Inc.,  dated  July  28,  2005,  and filed as
         Exhibit  10.3  to  Form 8-K  on  August  12,  2005,  Commission  file  number  000-18292.
10.45*   Guaranty  Agreement  between  Frost  Bank  and  Berkshire Wireless, Inc., dated July 28, 2005, and filed as
         Exhibit  10.4  to  Form  8-K  on  August  12,  2005,  Commission  file  number  000-18292.
10.46*   Guaranty  Agreement  between  Frost  Bank  and  CCI  Integrated  Solutions,  Inc., dated July 28, 2005, and filed  as  Exhibit  10.5  to  Form 8-K  on  August  12,  2005,  Commission  file  number  000-18292.
10.47*   Guaranty  Agreement  between  Frost  Bank  and  Michael J. Novak, dated July 28, 2005, and filed as Exhibit
         10.6  to  Form 8-K  on  August  12,  2005,  Commission  file  number  000-18292.
10.48*   Contract  for  Sale  and  Security  Agreement  between  CCI  Telecom,  Inc. and CAPCO, dated July 18, 2005, and  filed  as  Exhibit  10.7  to  Form  8-K  on  August  12,  2005,  Commission  file  number  000-18292.
10.49*   Amendment  No.  1  to  the  Contract  for  Sale  and  Security  Agreement  between  CCI  Telecom,  Inc. and
         CAPCO  dated  July  26,  2005,  and  filed  as Exhibit 10.8 to Form 8-K on August 12, 2005, Commission file number  000-18292.
10.50*   Amendment  No.  2  to  the  Contract  for  Sale  and  Security  Agreement  between  CCI  Telecom,  Inc. and
         CAPCO,  dated  July  27,  2005,  and  filed as Exhibit 10.9 to Form 8-K on August 12, 2005, Commission file number  000-18292.
10.51*   Promissory  Note  between  Frost  Bank  and  Charys  Holding  Company, Inc., dated July 28, 2005, and filed as  Exhibit  10.10  to  Form  8-K  on  August  12,  2005,  Commission  file  number  000-18292.
10.52*   Put  Agreement  between  Michael  J.  Novak and Frost Bank, dated July 28, 2005, and filed as Exhibit 10.11 to  Form 8-K  on  August  12,  2005,  Commission  file  number  000-18292.
10.53*   Arbitration  and  Notice  of  Final  Agreement  between  Frost Bank and Charys Holding Company, Inc., dated
         July  28,  2005,  and  filed  as  Exhibit  10.12  to  Form  8-K  on August 12, 2005, Commission file number
         000-18292.
10.54*   Securities  Purchase  Agreement,  dated  as  of  November  16,  2005,  by  and  among  Charys  Holding
         Company,  Inc.  and  Highgate  House  Funds,  Ltd,  and  filed  as Exhibit 10.1 to Form 8-K on November 23,
         2005,  Commission  file  number  000-18292.
10.55*   Stock  Purchase  Agreement,  effective  date  of  November  1,  2005,  by  and  between  Charys  Holding
         Company,  Inc.  and  New  Viasys  Holdings,  LLC,  and  filed  as  Exhibit 10.1 to Form 8-K on November 18,
         2005,  Commission  file  number  000-18292.
10.56*   Second  Amended  Stock  Purchase  Agreement  between  Janet  Risher,  Richard  F. Schmidt and Billy V. Ray,
         Jr.,  dated  August  16,  2005,  and  filed  as  Exhibit  10.1 to an amended Form 8-K on November 23, 2005,
         Commission  file  number  000-18292.
10.57*   Second  Amended  Promissory  Note  dated  August  16,  2005,  by Billy V. Ray, Jr., as the Maker, and Janet
         Risher  and  Richard  F.  Schmidt,  as  the  Payee,  and  filed  as  Exhibit 10.2 to an amended Form 8-K on
         November  23,  2005,  Commission  file  number  000-18292.
10.58*   Amended  and  Restated  Stock  Pledge  Agreement  dated  August  16,  2005,  by  Billy  V. Ray, Jr., as the
         Debtor,  and  Janet  Risher  and  Richard F. Schmidt, as the Secured Party, and filed as Exhibit 10.3 to an
         Amended  Form 8-K  on  November  23,  2005,  Commission  file  number  000-18292.
10.59*   Stock  Purchase  Agreement,  between  Charys  Holding  Company,  Inc.  Rock  Creek  Equity  Holdings,  LLC,
         J.  Alan  Shaw,  Method  IQ, Inc., and Billy V. Ray, Jr., and filed as Exhibit 10.1 to Form 8-K on December
         12,  2005,  Commission  file  number  000-18292.
10.60*   Securities  Purchase  Agreement  dated  as  of  December  22,  2005,  by  and  among Charys Holding Company
         Inc., Billy V. Ray, Jr., and Mel Harris and Steven Posner, or their designees, and filed as Exhibit 10.1 to an  amended  Form  8-K  on  December  28,  2005,  Commission  file  number  000-18292.
10.61**  Employment Contract between Method IQ, Inc. and Jerry Harrison dated December  22,  2005.
10.62**  Employment  Contract  between  Method  IQ, Inc. and Gregory Buchholz dated  December  22,  2005.
10.63**  Quitclaim  Deed,  between  Viasys  Services,  Inc.  and  VSI Real Estate Holding,  Inc., dated February 15,
         2006.
10.64**  Asset  Purchase  Agreement  by  and  among  Aeon  Technologies,  Ltd.  and  Contemporary  Constructors
         Nevada,  Inc.,  dated  April  9,  2006.
10.65**  Office  Lease  by  and  between VSI Real Estate Holding, Inc., andViasys Services, Inc., dated February 15,
         2006.


14*      Code  of  Ethics,  filed  as  Exhibit  14  to  Form  10-KSB  on  August  17,  2004,  Commission file number
         000-18292.
21.1**   Subsidiaries  of  the  registrant.
23.1*    Consent  of  Independent  Certified  Public  Accountants.
31.1**   Certification  of  Billy  V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18  U.S.C.  Sec.1350,  as  adopted  pursuant  to  Sec.302  of  the  Sarbanes-Oxley  Act  of  2002.
31.2**   Certification  of  Raymond  J.  Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18  U.S.C.  Sec.1350,  as  adopted  pursuant  to  Sec.302  of  the  Sarbanes-Oxley  Act  of  2002.
32.1**   Certification  of  Billy  V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
         18  U.S.C.  Sec.1350,  as  adopted  pursuant  to  Sec.906  of  the  Sarbanes-Oxley  Act  of  2002.
32.2**   Certification  of  Raymond  J.  Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
         18  U.S.C.  Sec.1350,  as  adopted  pursuant  to  Sec.906  of  the  Sarbanes-Oxley  Act  of  2002.

---------------
*     Previously filed
**    Filed herewith


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


                                 CHARYS HOLDING COMPANY, INC.



Date May 4, 2006
                                 By  /s/ Billy V. Ray, Jr.
                                   ---------------------------------------------
                                   Billy V, Ray, Jr., Chief Executive Officer


                                 By  /s/ Raymond J. Smith
                                   ---------------------------------------------
                                   Raymond J. Smith, Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                     Title                 Date
----------------------     -----------------------     -----------

/s/ Billy V. Ray, Jr.
----------------------       Chairman and Chief
  Billy V. Ray, Jr.           Executive Officer        May 4, 2006

 /s/Raymond J. Smith.
----------------------
   Raymond J. Smith        Chief Financial Officer     May 4, 2006

/s/Richard Mangiarelli
----------------------
  Richard Mangiarelli             Director             May 4, 2006

    /s/John Jordan
----------------------
     John Jordan                  Director             May 4, 2006

  /s/H. Alec McLarty
----------------------
    H. Alec McLarty               Director             May 4, 2006

 /s/Neil L. Underwood
----------------------
   Neil L. Underwood              Director             May 4, 2006

  /s/David S. Gergacz
----------------------
   David S. Gergacz.              Director             May 4, 2006

   /s/Michael Oyster
----------------------
     Michael Oyster               Director             May 4, 2006