Form 10QSB/A
period 2005-10-31
CHARYS HOLDING CO INC
filed 2006-05-04
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                 AMENDMENT NO.1

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

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .   3
    Item 2.  Management's Discussion and Analysis or Plan of Operation.   3
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . .   3
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .   4
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   4
    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .   4
    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .   5
    Item 4.  Submission of Matters to a Vote of Security Holders. . . .   5
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .   5
    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   5

                                EXPLANATORY NOTE

     On December 15, 2005 we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-QSB, for the quarterly period ended October 31, 2005. This Amendment to our Quarterly Report on Form 10-QSB is being filed to amend the introductory paragraph contained in Item 2, Management's Discussion and Analysis or Plan of Operation, and the information in Item 3, Controls and Procedures. Subsequent to the filing of Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2005, the Registrant's management and Audit Committee, after consultation with the Registrant's independent accountants, determined that the financial statements for the year ended April 30, 2005 required restatement to correct the accounting for two transactions occurring during that period which did not comply with U.S. generally accepted accounting principles. The filing of this Form 10-QSB/A, Amendment No. 1, is not an admission that our Form 10-QSB for the quarter ended October 31, 2005, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Quarterly Report on Form 10-QSB. We have not updated the disclosures in this Form 10-QSB/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Incorporated by reference of Registrant's report on Form 10-QSB, dated December 15, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Incorporated by reference of Registrant's report on Form 10-QSB, dated December 15, 2005.

ITEM 3. CONTROLS AND PROCEDURES.

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

Evaluation  of  Disclosure  and Controls and Procedures. On or about October 20,
-------------------------------------------------------
2005, we became aware that certain transactions recorded on our Annual Report on Form 10-KSB may have not been recorded in accordance with generally accepted accounting principles. Upon review and consultation with our accounting consultants and independent auditors, we determined that the following transactions were not in compliance with generally accepted accounting principles.

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

Changes  in Internal Controls Over Financial Reporting. We considered the nature
------------------------------------------------------
and cause of the errors which necessitated the restatements. We concluded that the causal factors are not indicative of weakness in our internal controls over financial reporting and disclosure, and thus did not impact the original conclusion of our chide executive officer and chief financial officer regarding the effectiveness of those controls. While we believe changes to our fundamental controls are not required, nevertheless we believe our controls have been inherently strengthened by all parties involved with our financial reporting exercising a heightened awareness to carefully consider all details to determine the prescribed accounting treatment for transactions of this nature, even where the accounting treatment may appear obvious or run counter to the economics of the transaction.

We believe this heightened awareness alone has ensured the proper accounting for subsequent acquisitions involving similar provisions as the acquisitions involved in the restatements, and will ensure the same for acquisitions in the future which will prevent misstatements of a similar nature.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL  PROCEEDINGS.

Incorporated by reference of Registrant's report on Form 10-QSB, dated December 15, 2005.

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

Incorporated by reference of Registrant's report on Form 10-QSB, dated December 15, 2005.

ITEM 3. DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM 5. OTHER  INFORMATION.

None.

ITEM 6. EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

EXHIBIT
  NO.                                     IDENTIFICATION OF EXHIBIT
-------  --------------------------------------------------------------------------------------------------------
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

__________
*  Filed herewith.
** Previously filed.

(b)  Reports  on  Form  8-K.

Incorporated by reference of Registrant's report on Form 10-QSB, dated December 15, 2005.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHARYS HOLDING COMPANY, INC.

Dated:  May 4, 2006.

                                        By  /s/ Billy V. Ray, Jr.
                                            -----------------------------------
                                            Billy V. Ray, Jr.,
                                            Chief Executive Officer


                                        By  /s/ Raymond J. Smith
                                            ------------------------------------
                                            Raymond J. Smith,
                                            Chief Financial Officer