Form 10KSB
period 2006-04-30
CHARYS HOLDING CO INC
filed 2006-08-23
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-18292

                          CHARYS HOLDING COMPANY, INC.
                 (Name of small business issuer in its charter)


                    DELAWARE                              54-2152284
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

    1117 PERIMETER CENTER WEST, SUITE N415
              ATLANTA, GEORGIA                               30338
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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15 (d) of the Exchange Act.  [ ]

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     State issuer's revenues for its most recent fiscal year: $48.6 million.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2006: $131.1 million.

     State the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2006: 29,613,433.

     Documents incorporated by reference: Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB, which incorporates by reference the registrant's 2006 Proxy Statement.

                                          TABLE OF CONTENTS

Item 1.     Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.     Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .  50
Item 5.     Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . .  50
Item 6.     Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . .  53
Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.  60
Item 8A.    Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60
Item 8B.    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . .  62
Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  63
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . .  63
Item 12.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .  63
Item 13.    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  63
Item 14.    Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . .  69

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

     We were incorporated in Minnesota in February 1959 under the name "Rogers Hardware and Lumber Company." Originally, we were engaged in the business of assisting new prospects in setting up their own retail clothing and shoe stores. Services included store fixtures and beginning inventory, management training and consulting, assistance with the selection of accessories and grand opening. In that capacity, we acted as a holding company for High Country Fashions, Inc. On April 29, 1997, we abandoned our investment in High Country Fashions, Inc. and approved a transfer of High Country Fashions, Inc. to Continental Casuals, Ltd. The transaction left us with no assets and no business. On October 12, 2000, we merged with Spiderboy International, Inc. which was in the business of creating and running the "Spiderboy.com" search engine on the World Wide Web. Spiderboy International's main focus was to create several tiers of ad revenue by specializing in geographical and categorical portals and giving away or licensing them to regional government agencies. The search engine was to offer information from local television guides to governmental, hospital, hotel and airport information from around the world. Because of the change in the Internet environment, we abandoned our plans to pursue our proposed Internet activities.

CHANGE IN CONTROL

     On December 5, 2003, Mark N. Pardo, our then president and controlling stockholder, Richard Schmidt and Richard Mangiarelli, one of our former directors, completed a Stock Purchase Agreement. Pursuant to the agreement, Mr. Pardo sold to Messrs. Schmidt and Mangiarelli 21,851,503 pre reverse split shares of our common stock owned by him, which constituted 50.09 percent of our issued and outstanding common stock, for the purchase price of $250,000.

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

     Pursuant to a Certificate of Designation, Preferences and Rights of our Series A preferred stock, par value $0.001 per share, which we filed with the Secretary of State of Minnesota, 1,000,000 shares of our preferred stock was designated as Series A preferred stock. The Series A preferred stock is not entitled to receive any dividends, and is not convertible into shares of our common stock. On all matters submitted to the vote of our stockholders, a holder of the Series A preferred stock is entitled to the number of votes held by such holder multiplied by 250. On December 16, 2003, we issued to each of Messrs. Mangiarelli and Schmidt 500,000 shares of our Series A preferred stock. On February 27, 2004, Mr. Mangiarelli transferred his shares of our common stock and Series A preferred stock to his wife, Janet Risher.

     On February 27, 2004, we, and Janet Risher, Richard Schmidt, and Billy V. Ray, Jr. executed a Stock Purchase Agreement, whereby Ms. Risher and Mr. Schmidt agreed to sell all of their shares of our common stock and preferred stock to Mr. Ray. The agreement was amended and restated on May 25, 2004. As a result of the execution of the Stock Purchase Agreement on February 27, 2004, there was another change of control.

     At the closing of the Stock Purchase Agreement, Ms. Risher and Mr. Schmidt sold to Mr. Ray 21,851,503 pre reverse split shares of our common stock and 1,000,000 shares of our preferred stock. Mr. Ray purchased the shares for the sum of $250,000 pursuant to a promissory note. The shares transferred to Mr. Ray contained a legend restricting the transfer thereof as required by the Securities Act of 1933, as amended (the "Securities Act"). The Stock Purchase Agreement had initially contemplated that there would be a delayed closing until such time as the note was paid in full and all other terms of the Stock Purchase Agreement were satisfied. However, the parties agreed to eliminate the conditions to the closing and treat the sale of the shares as completed.

     Pursuant to the Amended and Restated Stock Purchase Agreement, Mr. Ray has the right to acquire an additional 2,237,222 shares of our common stock, after allowing for the one for 10 reverse split of our common stock.

     The Stock Purchase Agreement contains a requirement that for so long as Mr. Ray owns the shares of our common stock purchased thereunder, he agrees to vote his shares to not increase the number of directors to more than 11 members and to elect or retain as directors Richard Mangiarelli and John Jordan for a period of three years from the date of the Stock Purchase Agreement, February 27, 2004. However, Mr. Mangiarelli resigned as a director on August 11, 2006.

     On June 25, 2004, each of Ms. Risher, Mr. Schmidt, Paul Ferandell, John Jordan, Bruce Caldwell, Jimmy Villalobos, Francis Zubrowski, and Ash Mascarenhas executed a consulting agreement with us which provides for payment in shares of our common stock following the date of the Stock Purchase Agreement, as amended and restated, for services to be rendered to us by each of the consultants. Each consulting agreement is for general business consulting and cannot be canceled other than pursuant to the applicable terms thereof. One-third of the shares of our common stock issued under each consulting agreement other than to Ms. Risher and Mr. Schmidt were registered securities pursuant to a registration statement on Form S-8 under the Securities Act filed by us with the Securities and Exchange Commission. One-third of such shares of our common stock issued pursuant to a consulting agreement were restricted in their resale under Rule 144 promulgated under the Securities Act ("Rule 144"), but possessing piggyback registration rights. The remaining one-third is restricted in their resale under Rule 144 and has no registration rights. Moreover, at no time will the number of shares of our common stock issued to a consultant under a consulting agreement be in such an amount that following the issuance of such shares such consultant will own more than 9.9 percent of the issued and outstanding shares of our common stock.

     In the discussion of the Stock Purchase Agreement, the references to stock ownership on or before June 25, 2004 are before the one for 10 reverse split of our common stock resulting from our change of domicile. In that regard, all of the shares subject to the Stock Purchase Agreement with Mr. Ray were reversed on a one for 10 basis following the merger and change of domicile discussed below.

CHANGE OF DOMICILE

     On June 25, 2004, our stockholders voted to approve a change in our state of incorporation from Minnesota to Delaware by means of a merger permitted under the corporate statutes of both states.

     The merger was between Spiderboy International Inc., a Minnesota corporation, and Charys Holding Company, Inc., a Delaware corporation, organized by us for the specific purpose of the change of domicile. The merger was consummated pursuant to a Plan of Merger. The Plan of Merger provided that Spiderboy merge with and into Charys. Following the merger, Charys was the surviving entity.

     Charys Holding Company, Inc. was a newly formed corporation with one share of common stock issued and outstanding held by Billy V. Ray, Jr., our chairman and chief executive officer, with only minimal capital and no other assets or liabilities. The terms of the merger provided that the existing stockholders of Spiderboy would be entitled to receive one share of the common stock of Charys for every 10 shares of the common stock of Spiderboy held by the common stockholders of Spiderboy International, Inc. (in effect, a one for 10 reverse split). In addition, the then currently issued one share of the common stock of Charys held by Mr. Ray was cancelled. As a result, following the merger, the former stockholders of Spiderboy became the only stockholders of the newly merged corporations.

     Moreover, the holders of shares of the Series A preferred stock of Spiderboy received one share of the Series A preferred stock of Charys for every share of the Series A preferred stock of Spiderboy held by the preferred stockholders of Spiderboy. As a result, following the merger, the existing preferred stockholders of Spiderboy with the same 250 to one voting rights as possessed by the holder of Spiderboy Series A preferred stock, held all of the issued and outstanding shares of the Series A preferred stock of Charys.

     The change of domicile did not interrupt the existence of Spiderboy.

     Officers and Directors. Before the change of domicile, our board of directors consisted of nine members, Billy V. Ray, Jr., Richard Mangiarelli, John Jordan, Alec McLarty, Neil L. Underwood, David S. Gergacz, Gisle Larsen, Michael Oyster, and Dennis C. Hayes. Upon the change of domicile, our board of directors consisted of the same individuals who were also the directors of Charys Holding Company, Inc. Additionally, immediately following the change of domicile, our officers were Billy V. Ray, Jr., president and chief executive officer, Richard Mangiarelli, chairman of the board of directors, Ben Holcomb, chief operating officer, and Raymond J. Smith, chief financial officer. Subsequently, on June 25, 2004, Mr. Ray was elected chairman of the board, Mr. Holcomb was elected our president, and Mr. Mangiarelli continued as a director until August 11, 2006, when he resigned for personal reasons. Mr. Holcomb was terminated as our president in July 2005. See "Management" described in this Annual Report, for more information concerning our current officers.

     Resales of Our Common Stock. Pursuant to Rule 145 under the Securities Act, due to the merger of Spiderboy International, Inc. with Charys Holding Company, Inc., the exchange of our shares of common stock and preferred stock in the Minnesota corporation for shares of the common stock and preferred stock of the Delaware corporation was exempt from registration under the Securities Act, since the sole purpose of the transaction was a change of our domicile within the United States. The effect of the exemption is that the shares of our common stock which were issued in the change of domicile may be resold by the former stockholders without restriction to the same extent that such shares may have been sold before the change of domicile. Our shares of preferred stock are and will continue to be restricted in their transfer.

     Accounting for the Transaction. Upon consummation of the change of domicile, the historical financial statements of the Minnesota corporation became the historical financial statements of the Delaware corporation. Total stockholders' equity was unchanged as a result of the change of domicile.

BUSINESS STRATEGY

     We intend to acquire various companies through acquisitions to grow rapidly. Our success will depend largely on the quality of the acquisitions and our ability to integrate these operations into our business model. The initial acquisition activity revolved around acquiring existing companies to become part of our core group of subsidiaries. Over the past two years we have narrowed our focus to include three core business segments:

-    Telecommunication Infrastructure Services;

-    Call Center Systems and Software Integration; and

-    General Business Support Services.

     Telecommunication Infrastructure Services. The Telecommunication Infrastructure Service Business is composed of engineering services, construction, installation and maintenance services, and premise wiring services, as follows:

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

ACQUISITION MODEL

     Structuring each transaction in a manner that gives the acquirer confidence and a sense of fairness is of utmost importance to us. Accordingly, we have attempted to construct an acquisition model to engender just these attributes. In its simplest form, the model has several components. The following is a brief outline:

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

OUR VARIOUS ACQUISITIONS AND RELATED TRANSACTIONS

INNOVATIVE CORPORATE STRATEGIES, INC.

     On April 21, 2004, we acquired all the outstanding shares of Innovative Corporate Strategies, Inc. ("ICS"). On the date of acquisition ICS was in the development stage. The purchase price paid consisted of $10 and cash equal to the annual earnings before interest, taxes and amortization ("EBITDA") of ICS over the period commencing at the closing of the acquisition and ending on the last day of our 2006 fiscal year, calculated in accordance with generally accepted accounting principles ("GAAP") based on earnings as reflected on ICS' financial statements multiplied by 3.5, up to a maximum of $12,400,000. The amount of consideration was subject to adjustments as set forth in the purchase agreement. As of the date of this Annual Report there are no remaining obligations to the sellers of ICS.

     Effective August 1, 2005, we sold all outstanding common stock of ICS to an officer of ICS. We issued the buyer 40,000 shares of our common stock with a fair value of $9,200 in exchange for the buyer assuming net liabilities of ICS of $238,244, resulting in Charys realizing a gain on the sale of $229,044 as reflected in the accompanying consolidated statements of operations.

PERSONNEL RESOURCES OF GEORGIA, INC.

     On July 30, 2004, we acquired all of the outstanding shares of Personnel Resources of Georgia, Inc. ("PRG") from Billy V. Ray, Jr., our controlling stockholder, chairman and chief executive officer. Mr. Ray was the sole stockholder of PRG. The purchase price paid consisted of an amount equal to the annual EBITDA of PRG over the period commencing on the effective date of the acquisition and ending on July 1, 2005 calculated in accordance with GAAP based on earnings as reflected on PRG's financial statements multiplied by five, up to a maximum of $1,250,000, and a minimum of $250,000. The amount of consideration is subject to adjustments, as set forth in the stock purchase agreement. The purchase price was paid at closing in the form of our corporate note in the amount of $250,000, secured by an amount of our common stock bearing an interest rate of six percent per annum, payable in cash or shares of our common stock at our sole discretion. Interest only is payable after the first anniversary of the closing. The note principal and unpaid interest are payable in full on the second anniversary of the closing. As of April 30, 2006 the outstanding balance on the note was $98,700.

CCI TELECOM, INC. MERGER

     On March 4, 2005, we closed a merger between Charys Acquisition Company, Inc., our wholly owned subsidiary, and CCI Telecom, Inc. wherein Charys Acquisition Company merged into CCI Telecom, the surviving entity. As a result of the merger, each share of CCI Telecom common stock held by the CCI Telecom stockholders was converted into:

- 0.037199 of a share of Charys common stock adjusted up to the next whole share in the case of fractional shares; and

- For those stockholders of CCI Telecom who made an election within 30 days after the closing, as to each share of CCI Telecom common stock held by each such electing CCI Telecom stockholder, the right to receive an additional 0.030712 of a share of Charys common stock adjusted up to the next whole share in the case of fractional shares (such number of shares equaling 85 percent of the minimum number of shares that may be issued on account of each share of Charys common stock in connection with the earn-out payments provided for in the merger agreement and being in lieu of receiving any additional shares of common stock pursuant to the merger agreement on account of any shares of Charys common stock received by such CCI Telecom stockholder in the merger).

     Therefore, as a result of the merger, each of the CCI Telecom stockholders received one share of Charys common stock for each 26.882453 shares of CCI Telecom common stock converted in the merger. In addition, each stockholder of CCI Telecom who elected not to participate in future "earn-out" payments as provided in the merger agreement received an additional 0.030712 share of Charys common stock adjusted up to the next whole share for each share of Charys common stock received in the merger. Under this provision of the merger agreement, four stockholders elected not to participate in the future "earn-out" payments and as a result they received an additional 72,699 shares of our common stock, in the aggregate. Consequently, a total of 747,710 shares of Charys common stock, adjusted for fractional shares of the Charys common stock, were issued to the CCI Telecom stockholders. For purposes of the calculations of the number of shares of Charys common stock to be issued in the merger, the parties assumed a value of $4.00 per share, or an aggregate value of $2,990,798.53.

     Make Whole Provision. The merger agreement provided for a "make whole provision" and "earn-out payments" as well, both of which are no longer applicable, inasmuch as the market price of our common stock and our earnings rendered moot those provisions.

     Registration Rights. Each of the CCI stockholders received piggyback registration rights with respect to all of the shares of Charys common stock received in the merger, including the additional shares which may be received. We have included the shares issued to the CCI stockholders in our registration statement filed on February 17, 2006 with the SEC.

PURCHASE AND SALE OF CCI ASSOCIATES, LTD. PROPERTY

     On April 29, 2005, through CCI Telecom, we closed a purchase from CCI Associates, Ltd. of all of Lot 1, Block 1, New City Block 17865, Craighead Estates subdivision, in San Antonio, Texas. CCI Associates was controlled by Michael J. Novak, the then president of CCI Telecom. As consideration for the purchase, CCI Associates received 250,000 shares of our common stock valued at $4.00 per share for an aggregate value of $1,000,000. In addition, the purchase price included cash payments by CCI Telecom to CCI Associates to reimburse the partners of CCI Associates for the federal income taxes, if any, which were due by the partners of CCI Associates attributable to the sale, subject to a cap on payments of $125,000.00 in the aggregate. Such payments must be made to CCI Associates for distribution to its partners on or before the date upon which the partners' federal income tax payments attributable to the sale are due. This provision applies to federal income taxes that will be due both upon the sale of the property and upon payment under the make whole provision and calculation if same results in additional shares of our common stock or cash being paid to CCI Associates. On April 3, 2006, CCI Associates advised CCI Telecom that the payment due for taxes was in the amount of $22,424, which was paid, and that no other payments will be due.

     The sale and purchase was conditioned upon the sale by CCI Telecom to Gur Parsaad Properties, Ltd. discussed below.

     Make Whole Provision. The shares of the Charys common stock received by the CCI Associates stockholders were subject to a "make whole calculation" which is no longer applicable due to the market price of our common stock.

     Registration Rights. Each of the CCI Associates stockholders received piggyback registration rights with respect to all of the shares of Charys common stock received by them. We have included the shares issued to the CCI Associates stockholders in our registration statement filed on February 17, 2006 with the SEC.

SALE OF CCI ASSOCIATES PROPERTY

     Effective April 29, 2005, CCI Telecom sold to Gur Parsaad Properties, Ltd. the real property acquired from CCI Associates for $2,200,000. Effective May 1, 2005, Gur Parsaad, CCI Telecom and Charys entered into a lease contract whereby Parsaad leased the property to CCI Telecom and Charys for a 10 year term, commencing on May 1, 2005, and terminating on April 30, 2015. See Item 2 "Description of Property" of this Annual Report.

FROST BANK REFINANCING

     Effective April 28, 2005, we entered into an agreement with The Frost National Bank relating to the restructuring of the credit facilities extended to CCI Telecom and the cancellation of a term note in the amount of $1,709,201 provided by Frost Bank to CCI Telecom before the merger with Charys. Pursuant to the agreement to restructure CCI Telecom's obligation to Frost Bank, we issued to Frost Bank 400,000 shares of our Series B preferred stock which were converted into 400,000 shares of our common stock on June 8, 2006.

     On July 29, 2005, in addition to the foregoing, pursuant to the April 28, 2005 agreement with Frost Bank, we:

- Delivered to Frost Bank a cash payment of $2,500,000, which was provided by the CAPCO financing discussed below.

- Delivered a promissory note in favor of Frost Bank in the amount of $300,000 paying interest at 12 percent per annum, which is due on August 28, 2006.

- Delivered a promissory note in favor of Frost Bank in the amount of $100,000 paying interest at 12 percent per annum, which was paid in full on February 9, 2006.

- Issued to Frost Bank 500,000 shares of our Series C preferred stock which are convertible into 500,000 shares of our common stock beginning April 25, 2007 and expiring April 25, 2009. The holders of shares of the Series C preferred stock do not have voting rights on any matters submitted to the vote of our stockholders, except as may be required by law.

     Put and Right of Redemption. Frost Bank also received a put option from Michael J. Novak with respect to the 500,000 shares of our Series C preferred stock to purchase the shares at price of $3.50 per share. In addition, subject to the applicable provisions of Delaware law, Charys at the option of its directors may at any time within two years redeem the whole or any part of the outstanding Series C preferred stock and pay for each share redeemed the amount of $3.50 in cash.

     Registration Rights. Frost Bank has both demand and piggyback registration rights with respect to our common stock issuable upon the conversion of the Series B preferred stock and the Series C preferred stock. As of the date of this Annual Report, no demand has been made by Frost Bank to register our shares of common stock received upon the conversion of our Series B preferred stock. However, we have included the shares issued and to be issued to Frost Bank in our registration statement filed on February 17, 2006 with the SEC.

CAPCO FINANCING

     On July 18, 2005, we arranged financing for CCI Telecom through CAPCO Financial Company - A Division of Greater Bank N.A., for asset based financing up to $5,000,000. The financing agreement requires CAPCO to advance funds based on eligible accounts receivables at a rate not more than 85 percent of the face value thereof. For purposes of the agreement, eligible receivables are all invoices that are 90 days or less from invoice date. The initial term of the agreement was 12 months, which has been extended for an additional 30 days pending the renewal for an additional one year period. Charys intends to retire this credit facility with proceeds from another financing currently being negotiated. The interest rate will be prime plus six percent. CAPCO's consent is required if Charys desires to sell more than 25 percent of the outstanding shares of CCI Telecom. In addition, CCI Telecom will not execute any financing statements pledging accounts receivables inventory or work in process in favor of any entity other than CAPCO. In addition, CAPCO received a guaranty agreement from Charys, pursuant to which Charys guaranteed all payments of CCI Telecom's indebtedness related to the asset based financing.

     Security Agreement for CAPCO. The financing agreement is secured by a security interest in all of CCI Telecom's personal property, owned or acquired, including accounts receivables, contract rights, documents, instruments, deposit accounts, investments property, general intangibles, and inventory.

     Warrant. In consideration of the financing agreement, on August 1, 2005, Venture Banking Group, an affiliate of CAPCO, received a warrant to purchase up to 862,069 shares of our common stock at $0.35 per share. The warrant expires on July 31, 2012. Venture Banking Group may from time to time convert the warrant, in whole or in part, into a number of shares of our common stock determined by dividing the aggregate fair market value of the shares minus the aggregate warrant price of such shares by the fair market value of one share. The fair market value of the shares shall be the closing price of the shares reported for the business day immediately before Venture Banking Group delivers its notice of exercise to Charys.

     At the election of Venture Banking Group, Charys shall purchase the unexercised portion of the warrant for cash upon the closing of any acquisition by Charys for an amount equal to the fair market value of any consideration that would have been received by Venture Banking Group in consideration of the shares had Venture Banking Group exercised the unexercised portion of the warrant immediately before the record date for determining the shareholders entitled to participate in the proceeds of the acquisition, less the aggregate warrant price of the shares, but in no event less than zero.

     Registration Rights. The shares of our common stock which may be received upon exercise of the warrant in favor of Venture Banking Group are entitled to registration rights the same as may exist for other holders of our common stock. The warrant does not spell out the exact nature of the registration rights, but we are taking the position that the rights are "piggyback" registration rights. We have included the shares issued to Venture Banking Group upon the exercise of its warrant in our registration statement filed on February 17, 2006 with the SEC.

VIASYS PURCHASE

     On November 16, 2005, we closed the purchase of Viasys Network Services, Inc. and Viasys Services, Inc. (collectively, sometimes referred to as "Viasys") from New Viasys, pursuant to a stock purchase agreement. The consideration was:

- Cash in the amount of $2,366,284.00, which was provided by Highgate House Funds as described below, which represented the value of the net assets plus $500,000.

- A subordinated secured promissory note in the original principal amount of $3,500,000 bearing interest at the rate of eight percent per annum payable in installments as follows: the principal amount of $1,000,000, plus accrued interest, due six months after the closing date; the principal amount of $500,000, plus accrued interest due nine months after the closing date; the principal amount of $500,000, plus accrued interest due 12 months after the closing date; and the principal amount of $1,500,000, plus accrued interest due 15 months after the closing date. The note is secured by collateral consisting of certain facilities maintenance contracts and by 500,000 shares of our common stock. As of the date of this Annual Report, no payments have been demanded by New Viasys, and no payments have been made on the note.

- A promissory note in the amount of $6,572,103 in favor of New Viasys payable solely from proceeds relating to Viasys' contract with the Commonwealth of Virginia Department of Transportation (the "VA Job") and secured by a security agreement secured by the following collateral: All contract and other rights in and to the VA Job; all general intangibles, including goodwill, relating to the VA Job; all accounts receivable relating to the VA Job; gross revenues and receipts, money, securities and all proceeds derived from the VA Job; all machinery, equipment, furniture, fixtures, motor vehicles and all insurance proceeds and products thereof now owned or hereafter acquired and relating to the VA Job; and all claims against third parties, including, without limitation, against the Commonwealth of Virginia Department of Transportation, relating to or arising out of the VA Job. As of the date of this Annual Report, all payments required have been made on the note.

- An earn-out agreement which provides that as additional consideration New Viasys may receive an additional consideration in the form earn-out payments. The earn-out will be calculated each year, during the three year period ending April 30, 2008. The maximum aggregated amount to be paid to New Viasys during the three years shall be $2.0 million, calculated each year and payable 30 days after completion of the annual audit of Viasys Network Services, Inc. and Viasys Services, Inc.

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

     As of the date of this Annual Report, no payments have been earned or made with respect to the earn-out provisions.

HIGHGATE HOUSE FUNDS, LTD. FINANCING

     In order to complete the purchase of Viasys, we arranged financing with Highgate House Funds, Ltd. On November 16, 2005, we executed a securities purchase agreement with Highgate providing for $4,000,000 in funds. In consideration of the funding, we issued to Highgate:

- A $4,000,000 secured debenture which was convertible into shares of our common stock, unless redeemed by us before March 17, 2006. The debenture had a maturity date of November 16, 2008, with interest at the rate of eight percent per annum, compounded monthly. On April 20, 2006, Highgate converted $600,000 of the debenture into 750,000 shares of Charys common stock. A portion of the debenture totaling approximately $3.3 million was redeemed by Charys and Highgate converted the remaining $173,096 of the debenture into 216,370 shares of our common stock on May 19, 2006, as a result of the sale of our Series D preferred stock discussed below. See "Termination of the Highgate House Financing."

- Warrants to purchase an aggregate of 1,000,000 shares of our common stock. The warrants contained initially exercise prices of (i) $0.25 for 200,000 shares; (ii) $0.50 for 400,000 shares; (iii) $0.75 for 200,000 shares, and
     (iv) $1.00 for 200,000 shares. Each of the exercise prices was reduced to $0.01 per share except for the 400,000 shares exercisable at $0.50 per share since the debenture was not redeemed in full by March 16, 2006. The warrants expire on November 16, 2008, and may be exercised at any time and from time to time from the date of their issuance until their expiration, in whole or in part (but not in denominations of fewer than 10,000 common shares, except upon an exercise of the warrant with respect to the remaining balance of common shares purchasable therein at the time of exercise).

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

     Security Agreement for the Highgate Financing. As security for our obligations under the debenture and the warrants, Charys and our wholly-owned subsidiaries, Personnel Resources of Georgia, Inc., Viasys Network Services, Inc., and Viasys Services, Inc., executed a security agreement in favor of Highgate and giving Highgate a security interest in:

- All goods, inventory, contract rights and general intangibles, documents, warehouse receipts, instruments or other forms of obligations and rights to payment, accounts and other receivables, instruments, or other obligations and rights to payment of Charys, Personnel Resources of Georgia, Inc., Viasys Network Services, Inc., and Viasys Services, Inc.;

- To the extent assignable, all rights under all present and future authorizations, permits, licenses, and franchises issued or granted in connection with the operations of any of facilities of Charys, Personnel Resources of Georgia, Inc., Viasys Network Services, Inc., and Viasys Services, Inc.; and

-    All products and proceeds of the pledged assets.

     The foregoing security agreement shall be terminated due to the partial redemption and conversion of the Highgate debentures. See "Termination of the Highgate House Financing."

     Escrow of Shares. Pursuant to the securities purchase agreement with Highgate and to further ensure our obligation to issue shares of our common stock upon conversion of the debenture and exercise of the warrants, we also issued and escrowed 20,000,000 shares of our common stock with an escrow agent, Gottbetter & Partners, LLP.

The number of shares escrowed is in excess of the anticipated number of shares which we ultimately issued to Highgate. The escrow agent was required to distribute the number of the escrowed shares to Highgate which are needed to satisfy our obligations upon conversion of the debenture and/or exercise of the warrants. The escrow agreement shall be terminated due to the partial redemption and conversion of the Highgate debentures. See "Termination of the Highgate House Financing."

     Registration Rights. We entered into an Investor Registration Rights Agreement with Highgate obligating us to register all of the 20,000,000 shares escrowed with the escrow agent. We were required to file the registration statement by February 13, 2006 and have the registration statement declared effective within 90 days thereafter. We defaulted under both of these requirements. The agreement provided for monthly liquidated damages in the amount of two percent per month of the outstanding principal amount of the debentures for each month we are in default. There is currently no principal amount of debentures outstanding although we continue to be in default of our obligation to have the registration statement declared effective.

TERMINATION OF THE HIGHGATE HOUSE FINANCING

     On May 19, 2006, (the "Series D Closing Date") Charys and various investors executed a Securities Purchase Agreement whereby the investors, for a total consideration of $12.2 million, purchased 1,300 shares of our newly created Series D preferred stock. In addition, the investors were issued warrants for the purchase of 4,333,333 shares of our common stock. Each warrant has an expiration date five years from date of issue and may be exercised at a price of $6.24 per share, subject to adjustment.

     Our Series D preferred stock accrues "special payments" at the rate of $416.67 per month per share, accruing beginning on November 6, 2006, and the first payment due on November 30, 2006.

     The shares of the Series D preferred stock also accrue a quarterly cash dividend on their stated value of $10,000 at a rate of eight percent per annum. The Series D preferred stock is subject to mandatory redemption for cash (at the conversion amount plus unpaid dividends but minus any special payments) on the expiration of 30 months following the initial issuance, and the failure to redeem on such date triggers penalties, including three percent monthly interest. The Series D preferred stock is subject to optional redemption by the holders, at a premium, upon certain triggering events.

     Registration Rights. Contemporaneously with the execution and delivery of the agreement, the investors were granted registration rights with respect to the Registrable Securities (as defined in a Registration Rights Agreement), under the Securities Act of 1933 which required Charys to file a registration statement within 90 days of the Series D Closing Date and to have it declared effective within 90 days thereafter.

     Escrow Agreement. At the closing, the parties executed an Escrow Shares Escrow Agreement pursuant to which we delivered to Gottbetter & Partners, LLP (the "Escrow Agent") 8,666,666 shares of our common stock as "security stock" (the "Escrow Shares") and the Escrow Agent shall distribute some or all of the Escrow Shares to the investors upon the conversion of the Series D convertible preferred stock and/or exercise of the warrants.

     Redemption of Highgate House Debenture. As a result of the sale of our Series D preferred stock, we redeemed the remaining $3.2 million outstanding under the convertible debenture issued to Highgate House Funds, Ltd. in November 2005 as described above. In addition to allowing Charys to redeem the convertible debenture, the net proceeds of the sale of our Series D preferred stock provided new working capital as well as provided the resources to allow Charys to pay in full the Merrill Lynch revolving debt assumed in our acquisition of Viasys and to pay a significant amount against the outstanding balance of a note issued to the seller with respect to the Method IQ, Inc. purchase consummated in December 2005.

     Increasing our working capital position provided us with the means to replace our prior convertible debenture facility having a maximum conversion price of $0.80 (which was convertible into in excess of five million shares of our common stock) with the Series D preferred stock having a conversion price of $3.00 or 4,333,333 shares of our common stock, thereby reducing the potential dilution by over 750,000 shares.

     In addition, in connection with our Series D convertible preferred stock, we issued 4,333,3333 warrants for the purchase of our common stock with an exercise price of $6.24, which is equal to the volume weighted average price on the May 22, 2006 closing date. This brings the average price of the 8,666,666 shares of restricted shares common stock potentially issuable to $4.625 per share. If the warrants are fully exercised, we would generate in excess of $27 million in additional equity.

INVESTMENT BANKING FEES

     As a result of the Viasys acquisition and the financing provided by Highgate House Funds and the Series D purchases, we paid investment banking fees as follows:

-    The issuance of 800,000 shares of our common stock to Jade Capital;

- A warrant issued to Gunn Allen Financial, Inc. for the purchase of 350,000 shares of Charys common stock at any time for a period expiring on November 8, 2008, with an exercise price of $2.00 per share.

-    The issuance of 250,000 shares of our common stock to Ron Berkovitz;

-    The issuance of 250,000 shares of our common stock to Mel Harris;

- The issuance of 2,400,000 shares of our common stock to associates of Platinum Advisory Services, Inc.

-    The sum of $300,800 paid to Guilford Securities, Incorporated.

     Registration Rights. The shares of our common stock issued and the shares which may be received upon exercise of the warrants are entitled to piggyback registration rights.

METHOD IQ, INC. ACQUISITION

     On December 22, 2005, we closed the purchase of all of the issued and outstanding shares of the capital stock of Method IQ, Inc. from Rock Creek Equity Holdings, LLC and J. Alan Shaw. The aggregate consideration for the purchase was $10,500,000, and is subject to a one-time adjustment based upon our financial performance during the year following December 22, 2005, as described below. The aggregate consideration for the purchase was $10,500,000, paid as follows:

- A secured promissory note in the original principal balance of $5,250,000, which bears interest at the rate of five percent per annum, and is payable immediately upon an equity or debt investment in Charys of not less than $5,250,000, or on demand after February 1, 2006. On March 30, 2006 the parties entered into the first amendment to the Secured Promissory Note and subsequently entered into a Second Amendment on May 1, 2006 where by parties modified the payment of principal plus accrued interest into four tranches as follows: on or before April 12, 2006 payment of $250,000 plus accrued interest, on or before May 1, 2006 payment of $1,750,000 plus accrued interest, on or before July 28, 2006 payment of $2,000,000 plus accrued interest, and on or before September 28, 2006 payment of $1,000,000 plus accrued interest; and

-    A fee of $18,000 in cash; and

- Additional cash consideration of $500,000 which was provided by Mel Harris and Steven Posner as described below in "Harris/Posner Financing with Respect to Method IQ"; and

- $5,250,000 in value of shares of our common stock (the "stock consideration").

     Stock Consideration Provision. Our Shares of our common stock were issued and to be issued to the sellers as follows:

- On January 2, 2006, 525,000 shares of our common stock (the "Initial Stock Tranche") were issuable, reflecting 40 percent of the total stock consideration to be paid to the sellers based upon a share price of $4.00 per share.

- On June 2, 2006, additional shares of our common stock were issuable (the "Second Stock Tranche") equal to 30 percent of the total aggregate stock consideration to be paid to the sellers based upon a share price valued at the market price per share for our common stock as of the close of trading on the last trading day before the issuance. Notwithstanding, the foregoing, in the event that the market price used for determining the number of shares of our common stock to be issued in connection with the Second Stock Tranche is less than $4.00 per share, we will have the option, but not the obligation, to (i) pay the sellers an aggregate of $1,575,000 in cash by wire transfer of immediately available funds in lieu of the issuance of such shares or (ii) pay the sellers a combination of cash and shares.

- On January 2, 2007, additional shares of our common stock shall be issuable (the "Third Stock Tranche") equal to 30 percent of the total aggregate stock consideration to be paid to the sellers based upon a share price valued at the market price per share for our common stock as of the close of trading on the last trading day before such issuance. Notwithstanding, the foregoing, in the event that the market price used for determining the number of shares of our common stock to be issued in connection with the Third Stock Tranche is less than $4.00 per share, we will have the option, but not the obligation, to (i) pay the sellers an aggregate of $1,575,000 in cash by wire transfer of immediately available funds in lieu of the issuance of such shares or (ii) pay the sellers a combination of cash and shares.

- On May 1, 2006, the Stock Purchase Agreement was amended by the parties to reflect the issuance of 1,312,000 shares of our common stock on June 5, 2006 which resulted in the termination of the second and third tranche payments discussed above.

     Purchase Price Adjustment Mechanism. The aggregate consideration of $10,500,000 for the purchase price is subject to a one-time adjustment based upon our financial performance during the year following December 22, 2005, as described below.

     As soon as practicable, but in no event later than March 1, 2007, we shall cause Method IQ to prepare and deliver to the sellers, special purpose financial statements prepared in accordance with GAAP as of December 22, 2005, applied on a consistent basis in accordance with Method IQ's historical accounting policies, showing results of operation of Method IQ and any subsidiaries as of the close of business for year ending December 31, 2006.

     The sellers shall have 30 days from the date the financial statements are delivered by Charys and Method IQ to review them and propose any adjustments for the purpose of determining adjustments to the purchase price.

     The "adjusted purchase price" for the shares of our common stock shall be the greater of (x) 7.5 times Method IQ's consolidated EBIDTA for the year ending December 31, 2006, as calculated from the financial statements or (y) $5,250,000.

     In the event that the adjusted purchase price is equal to or greater than $5,250,000 and less than $10,500,000, then no later than five days following the date on which the financial statements are finalized, the sellers shall transfer to Charys, on a pro-rata basis, the number of shares of our common stock issued as stock consideration to the sellers equal in base value to the amount determined by taking the difference between the $10,500,000 and the adjusted purchase price, and dividing such number by the average issue price per share (the "shortage amount"), regardless of the actual value of our common stock. If the base value of all of the shares of our common stock owned by the sellers is less than the shortage amount, then the sellers shall transfer all of the shares of our common stock owned by them to Charys, and such transfer shall be deemed payment in full of the shortage amount, regardless of the actual amount.

     In the event that the adjusted purchase price is greater than $10,500,000, then no later than five days following the date on which the financial statements are finalized, then we shall pay to the sellers the difference between the adjusted purchase price and $10,500,000 (the "purchase price balance"), as follows:

- Fifty percent of the purchase price balance, shall be paid in cash by wire transfer of immediately available funds; and

- Fifty percent of the purchase price balance, shall, at our option, be paid in (i) cash by wire transfer of immediately available funds, or (ii) shares of our common stock (using the market price for such common stock as of the determination date to calculate the number of shares to be issued).

     The sellers also agreed that they shall deliver any shares of our common stock required to pay the shortage amount, if any, free and clear of all liens.

     As additional consideration for the purchase price, until June 22, 2007, (the "earn out term"), Rock Creek is entitled to earn an aggregate of 800,000 equity interests directly or indirectly in Charys consisting of:

-    A maximum of 500,000 shares of additional Charys common stock; plus

- Options or other convertible securities representing the right to acquire up to an additional 250,000 shares of Charys common stock pursuant to an Executive Stock Purchase Plan (the "stock plan") currently being developed by Charys and, if no Stock Plan exists, then Rock Creek will be entitled to earn an additional 250,000 shares of Charys common stock; plus

- Fifty thousand shares of our Series A preferred stock owned by Billy V. Ray, Jr. (the "Ray Stock").

     Rock Creek Earn Out. During the earn out term, Method IQ is required to provide Charys with a list of target subsidiaries and target revenues for potential acquisition by Charys. Upon closing of the acquisition of each target subsidiary, Rock Creek shall be vested in a percentage of earn out equity determined by taking the target revenue of each target subsidiary and dividing it by $20,000,000 (the "vested percentage").

     Earn out equity will be issued to Rock Creek in any combination chosen by Rock Creek, in its sole discretion. After the closing of the acquisition of a target subsidiary, Rock Creek shall notify Charys and SunTrust Bank, the escrow agent described below, in writing of the allocation of the earn out equity it wishes to receive (based on the vested percentage), which will be issued within 10 days after such notification is received (and payment made therefor, if applicable). For example, if following an acquisition of a target subsidiary, Rock Creek has vested in 50 percent of the earn out equity, it may choose to:

-    Be issued all of the Ray Stock;

-    Be issued 150,000 shares of Charys common stock; and

- Purchase 200,000 shares of plan stock, or any other combination (whether Ray Stock or issued or purchased Charys common stock) totaling 400,000 shares of the earn out equity.

     A target subsidiary is deemed closed within the earn out term, if, at the end of the earn out term, the seller has a signed term sheet with target subsidiary and the closing of such acquisition takes place within the three months following the last day of earn out term.

     If less than 100 percent of the earn out equity is earned and issued, then, on the later to occur of 30 days from the end of the earn out term or from the date of the closing of the last acquisition of a target subsidiary, Method IQ will provide Charys with 12-month EBIDTA projections for Method IQ and all target subsidiaries for the period commencing with the day following the last day of the earn out term (the "EBIDTA projections"). If, at the end of the 12 months set forth in the EBIDTA projections, the combined EBIDTA of Method IQ and all target subsidiaries meet or exceed 150 percent of such EBIDTA projections, the remaining common stock and the Ray Stock will be issued to Rock Creek and Rock Creek, if it desires, may purchase the remaining Plan Stock. If the combined EBIDTA of Method IQ and all target subsidiaries are less than 150 percent of such EBIDTA projections, no additional earn out equity shall be issued to the Rock Creek.

     Escrow Agreement. On December 22, 2005, an escrow agreement was entered into between Charys, Mr. Ray, Rock Creek, and SunTrust Bank, which provided that until Rock Creek's right to earn out equity terminated, Mr. Ray turned over all certificates representing the Ray Stock (50,000 shares of the Series A preferred stock). A voting agreement was executed in favor of Mr. Ray stating that as long as the Ray Stock is being held in escrow by the escrow agent, Mr. Ray will retain all voting rights with respect to the Ray Stock.

     Security Agreement. On December 22, 2005, as security for the promissory note, we gave a security interest to Rock Creek and Mr. Shaw covering:

- All of the issued and outstanding shares of the common stock of Method IQ, any additional shares of Method IQ's capital stock acquired by Charys, and all cash, securities, interest, dividends, distributions, rights and other property that from time to time declared or distributed in respect of, in exchange for, or attached to or issued with respect to, the capital stock;

-    All other property delivered by Method IQ in substitution of the forgoing;
     and

-    Proceeds of the forgoing.

     Registration Rights. We agreed to register all issued and issuable shares of Charys common stock pursuant to the stock purchase agreement to Rock Creek and Mr. Shaw. We also agreed to register any shares of the Charys common stock into which the Ray Stock (50,000 Series A preferred stock) may be converted. However, at the date of this Annual Report, the Ray Stock is not convertible into shares of our common stock and we have no present plans to make them so convertible.

     Employment Agreements. In connection with the acquisition of Method IQ, we executed employment agreements with key executives of Method IQ, Jerry J. Harrison, Jr. and Gregory A. Buchholz.

HARRIS/POSNER FINANCING WITH RESPECT TO METHOD IQ

     In order to complete the purchase of Method IQ, we arranged financing with Mel Harris and Steven Posner. On December 22, 2005, Charys and Billy V. Ray, Jr. executed a securities purchase agreement with Messrs Harris and Posner providing for $1,000,000 in funds. In consideration of the funding, we issued to Messrs. Harris and Posner:

- A $1,000,000 secured convertible debenture; convertible into shares of our common stock, unless redeemed by Charys before April 21, 2006. The debenture was converted into 1,565,000 shares of our common stock on May 26, 2006.

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

     The funds were used to pay the $500,000 cash down payment called for in the acquisition of Method IQ as well as other fees and expenses related to the transaction totaling $135,500. The remainder of the Harris/Posner financing in the amount of $364,500 was used by Charys as working capital.

     Registration Rights. We also agreed to file a registration statement with respect to the resale of the 250,000 shares underlying the warrants. In addition, we must use our best efforts to have the registration statement declared effective by the SEC by May 15, 2006, but in no event later than June 13, 2006. Since we have not fulfilled this obligation, we are in default under the registration rights agreement.

NEWPOINT ADVISORS, LLC INVESTMENT BANKING FEE

     In connection with the Method IQ acquisition, on August 1, 2005, we entered into an investment banking agreement with Newpoint Advisors, LLC which provided for the payment of a consulting fee of $125,830 and the issuance of a warrant for the purchase of 500,000 shares of Charys common stock exercisable at any time for a period expiring on August 8, 2010, with an exercise price of $0.231 per share.

     Registration Rights. The shares of our common stock which may be received upon exercise of the warrants are entitled to demand and piggyback registration rights.

JADE SPECIALTY STRATEGY LLC AND MILTON SCHWARZ NOTES

     For working capital purposes, and not in connection with any specific acquisition, on February 1, 2006, Charys closed on separate loan agreements with Jade Specialty Strategy LLC and Milton Schwarz. We obtained loans of $250,000 from each lender evidenced by promissory notes and secured by the proceeds from the sale of certain real property owned by VSI Real Estate Holdings, Inc., one of our subsidiaries. The notes are due on the first to occur of: (i) six months from the date of the closing; (ii) any subsequent equity and/or debt financing (excluding term loans with a maturity of less than 12 months, as well as revolving loans, lines of credit, securitization/factoring facilities, etc.) that results in net proceeds to us of at least $250,000.00. Interest on the unpaid balance of the notes accrues at the rate of 12 percent per annum payable monthly in arrears, with the initial "stub payment" covering the fractional period through February 28, 2006 to be made on or before March 1, 2006.

     On the due date we shall be required to:

-    Redeem the entire principal amount;

-    Pay to the lender any and all accrued interest due thereunder at such time;
     and

- Pay to the lenders the redemption premium due, which shall be equal to five percent of the principal amount in the event that the notes are redeemed within 60 days of the closing, or 10 percent of the principal amount in the event that the notes are redeemed between 61 and 120 days of the closing, or 20 percent of the principal amount in the event that the notes are redeemed between 121 and 180 days of the closing.

     In connection with the loans we issued to the lenders 250,000 warrants to purchase shares of our common stock exercisable for a period of five years, at an exercise price of $1.10 per share.

     Registration Rights. All shares underlying the warrants have piggyback registration rights.

MERCURY CREDIT CORP. LOAN

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

     The loan required a prepayment of interest from February 15, 2006 until February 28, 2006 in the amount of $3,466.67. Commencing on April 1, 2006 and on the first day of each month thereafter through and until March 1, 2007, the loan is repayable in monthly installments of interest only in the amount of $8,000.00. The loan is due on March 1, 2007. This loan was paid in full on June 9, 2006.

COMCORPS, INC. FINANCING

     On December 29, 2005, our wholly-owned subsidiary, Viasys Services, Inc., borrowed the sum of $1,100,000 from Comcorps, Inc., an entity owned by Gerry Hall, the president of Viasys Services, Inc. The obligation was evidenced by a revolving credit facility, which has been paid. The loan was for the purpose of making a principal payment to Merrill Lynch owed by Viasys Services, Inc.

L. FORD CLARK ACQUISITION

     On April 24, 2006, we closed a merger between LFC Acquisition Company, Inc., our wholly owned indirect subsidiary, and LFC, Inc., wherein LFC, Inc. merged with and into LFC Acquisition Company, Inc., with

LFC Acquisition Company, Inc. later amending its name to LFC, Inc., the surviving entity (collectively, "LFC"). Structured as a tax-free reorganization under the Internal Revenue Code of 1986, LFC's business was divided into two separate components:

-    LFC's cell towers; and

- LFC's professional services business (the "Existing Business Price Component"), a large portion of which is contingent upon LFC's future performance against certain specified EBITDA targets and subject to further adjustment under the definitive agreement between the parties.

     The aggregate merger consideration for both components as described below, and is to be distributed to the sellers on a pro rata basis based upon the percentage of shares of outstanding common stock of LFC held by each seller as of April 24, 2006.

     Cell Tower Price Component. LFC's cell tower assets consisting of 11 cellular towers and related tower assets, carrying a fixed purchase price of $4,699,156, payable as follows:

- $2,042,317 in cash, which represents 60 percent of $4,699,156, less $984,415 in specified cell tower debt and $186,528 in prepaid rent, subject to certain adjustments; plus

- 562,839 shares of our common stock, which represents 40 percent of $4,699,156, divided by the closing share price of $2.64, subject to certain adjustments.

     Estimated Existing Business Price Component. As of closing, the Existing Business Price Component was estimated to be $11,206,152 (the "Estimated Existing Business Price Component") for the three year period commencing on May 1, 2006 and ending on April 30, 2009 (the "Calculation Period") at a 4.5 multiple of EBITDA for the Calculation Period. The Estimated Existing Business Price Component is payable as follows:

- $2,251,538 in cash at closing, which represents 20 percent of the Estimated Existing Business Price Component, less specified business debt equal to $263,406 for a net of $1,988,132; plus

- $1,120,615 in cash (the "Holdback Amount"), which represents 10 percent of the Estimated Existing Business Price Component, held back by Charys until the end of the Calculation Period as partial security for the obligations of the sellers under the merger agreement; plus

- 7,833,999 in value of shares of our common stock, which represents approximately 70 percent of the Estimated Existing Business Price Component, to be allocated as follows: (i) 898,106 shares due at closing, which represents 25 percent of 65 percent of the Estimated Existing Business Price Component, plus 550,000 in value of shares of our common stock, all divided by the closing share price of $2.64; and (ii) 2,069,318 shares of our common stock into an escrow (the "Escrow Shares"), which represents 75 percent of 65 percent of the Estimated Existing Business Price Component

     The Escrow Shares are further divided into two categories:

- 1,241,591 shares of the Escrow Shares are subject to share distributions from the escrow over the three year Calculation Period based upon LFC's achievement of specified EBITDA targets on a semi-annual basis. If the cumulative actual EBITDA of the surviving entity at the end of the three year Calculation Period exceeds the aggregate total of the specified EBITDA targets under the definitive merger agreement for the Calculation Period, the remainder of the 1,241,591 shares that have not been distributed from escrow on a semi-annual basis and are still being held in escrow shall be distributed to sellers following the Calculation Period. If the cumulative actual EBITDA of the surviving entity at the end of the three year Calculation Period does not meet or exceed the aggregate total of the EBITDA targets under the definitive merger agreement, then the balance of the shares still remaining in escrow, together with the balance of shares in the second Escrow Share category provided below, shall be held in escrow until the Existing Business Price Component is finally determined at the end of the Calculation Period.

- 827,727 shares of the Escrow Shares shall remain in escrow until the end of the Calculation Period.

     The aggregate merger consideration is subject to the following adjustments post-closing.

     Existing Business Price Component Adjustment. At the end of the Calculation Period, we will calculate the Existing Business Price Component, and the aggregate merger consideration will be adjusted as follows:

- If the Existing Business Price Component is greater than the Estimated Existing Business Price Component (a "surplus amount"), we will pay to the sellers the difference by: (i) issuing to each seller their pro rata share of the number of shares determined by multiplying the surplus amount by sixty-five percent and dividing the resulting product by $2.64; and (ii) paying each seller their pro rata share of an amount in cash equal to the surplus amount multiplied by thirty-five percent, but only if such cash payment is permitted under the loan agreements to which Charys and the surviving corporation are parties. If such agreements do not permit a cash payment, then the consideration shall be paid entirely in our common stock, valued at the price per share equal to the average closing trading price of our common stock for the ten trading days immediately preceding May 1, 2009.

- If the Existing Business Price Component is less than the Estimated Existing Business Price Component (a "deficit amount"), sellers shall pay to Charys the difference by forfeiting each seller's pro rata share of the number of shares determined by dividing the deficit amount by the Applicable Share Price (as defined below) (the "forfeited amount"). If the value of the forfeited amount is greater than the value of the common stock portion of the Existing Business Price Component as outlined above, then the sellers shall forfeit their right to receive all or a portion of the $1,120,615 Holdback Amount, and such forfeited amount shall be delivered to Charys. For purposes of clarity, the "Applicable Share Price" shall mean the greater of: (i) $2.64; and (ii) the sum of (A) the average closing trading price per share of our common stock for the ten trading days immediately preceding May 1, 2007, multiplied by 20 percent, (B) the average closing trading price per share of our common stock for the 10 trading days immediately preceding May 1, 2008, multiplied by 20 percent, and (C) the average closing trading price per share of our common stock for the 10 trading days immediately preceding May 1, 2009, multiplied by 60 percent.

     Closing Net Receivables Adjustment. In accordance with the terms of the definitive merger agreement, we prepared and delivered to the sellers a statement of the ordinary course accounts receivable and the ordinary course accounts payable as of April 24, 2006, along with our calculation of the closing net receivables based on such statements. We determined that the closing net receivables of LFC equaled $715,431, which is $15,431 over the $700,000 target for closing net receivables.

     Contingent Performance Installment Earn Out. In addition to the aggregate merger consideration adjustments outlined above, the sellers have the right to receive contingent performance payments based upon the surviving corporation's EBITDA and revenue during the fourth and fifth years following the closing.
Such payments, if earned, shall be due and payable within 120 days following the end of each such twelve month period. The EBITDA and other financial targets are set forth under the definitive merger agreement. Any contingent performance installment due to the sellers shall be paid in cash or our common stock, in their discretion, provided that in the event the sellers opt for cash, such cash payments shall be subject to the terms and conditions of any loan agreements to which Charys or the surviving corporation is parties. If such agreements do not permit a cash payment, then the consideration shall be paid in our common stock valued at the price per share equal to the average closing trading price of our common stock for the 10 trading days immediately preceding May 1, 2010 for the fourth twelve month period following closing, and at the price per share equal to the average closing trading price of our common stock for the 10 trading days immediately preceding May 1, 2011 for the fifth twelve month period following closing.

     Phantom Stock Incentive Plan. LFC entered into a phantom stock incentive plan on January 10, 2006, as amended (the "phantom stock plan"), whereby certain key employees of the company would have phantom interests in the company triggered upon the consummation of a merger transaction. To account for these key employees' interests, the sellers agreed to have their consideration, whenever due, to be reduced by the amounts set forth on an exhibit to the definitive merger agreement. Any amounts payable to these key employees pursuant to the phantom stock plan shall be paid directly to the key employees by Charys or the surviving corporation, and shall be subject to all applicable employment and withholding taxes with any benefits attributable to such payments accruing to Charys or the surviving corporation. Charys agrees to use commercially reasonable efforts to cause any of our common stock or other securities issued to the key employees to be registered under the Securities Act of 1933, as amended, on Form S-8, or such other then applicable or comparable form.

     Registration and Piggyback Rights. We agreed to file a registration statement on Form SB-2 (the "registration statement") covering the resale of our common stock to be issued to sellers under the definitive merger agreement to the extent then registrable pursuant to the rules and regulations of the Securities Exchange Commission for an offering to be made on a continuous basis pursuant to Rule 415. We also agreed to use commercially reasonable efforts to keep the registration statement effective, subject to certain suspension rights, for a period of one year following the closing date. In addition, each time we determine to file a registration statement under the Securities Act (excluding a registration on Form S-4 or S-8, or a registration statement on Form S-1 or SB-2 covering solely an employee benefit plan) in connection with the proposed offer and sale for money or any of our securities, we agreed to cause all shares of our common stock constituting registrable securities with respect to which sellers have requested registration to be included in such registration statement and registered under the Securities Act, all to the extent requisite to permit the sale or other disposition by sellers of our common stock to be so registered.

     Promissory Note. The total amount of cash payable at closing, an amount equal to $3,726,391 after specified debt deductions, was delivered to sellers in the form of a promissory note payable upon funding of the transaction, and secured by a pledge agreement granting the sellers a security interest in 100 percent of the outstanding shares of LFC. The promissory note had a maturity date of July 31, 2006, and, although the note has not yet been paid and is, thus, currently in default, we anticipate to procure funding to pay the balance of the note, plus interest, in the near future.

     Escrow Agreement. The parties intend to enter into an escrow agreement covering the Escrow Shares and their distribution shortly after the promissory note has been satisfied.

     Employment and Non-Compete Agreements. All three of the sellers have entered into employment agreements with the surviving corporation at the closing. L. Ford Clark shall serve as LFC's president, Melysa B. Austin shall serve as LFC's vice-president, and James E. Clark, Jr. shall serve as the vice-president for LFC's oil and gas consulting services division. Under the terms of the agreements, L. Ford Clark shall receive a base salary of $115,000, Melysa B. Austin shall receive a base salary of $100,000, and James E. Clark, Jr. shall receive a base salary of $95,000.

DOUGLAS TOPKIS FINANCING

     On April 21, 2006, Charys and VSI Real Estate Holdings Inc., a subsidiary of our subsidiary, Viasys Services Inc., borrowed $500,000 from Douglas Topkis evidenced by a promissory note which bears interest at 12 percent per annum and due on August 1, 2006 or on the closing of any financings that result in net proceeds available to Charys of at least $500,000. The note is secured by the proceeds from the sale of certain real property owned by a subsidiary of VSI Real Estate Holdings Inc. and Charys. In addition, we executed a Consulting Agreement and Registration Rights Agreement pursuant to which on July 13, 2006 we issued to Mr. Topkis 250,000 shares of our common stock as a fee for certain consulting services rendered in connection with the LFC acquisition, and to provide certain registration rights in connection therewith. The note is past due and has not been paid as of the date of this Annual Report.

SCOTT BORUFF FINANCING

     On May 10, 2006, we borrowed $300,000 from Scott Boruff evidenced by a promissory note which bears interest at nine percent per annum and due on August 20, 2006 or on the closing of any financings that result in net proceeds available to Charys of at least $300,000. In addition, we executed a Consulting Agreement and Registration Rights Agreement pursuant to which we agreed to issue 125,000 shares of our common stock as a fee for certain consulting services rendered in connection with the Crochet & Borel Services, Inc. acquisition discussed below and to provide certain registration rights in connection therewith. We have instructed our transfer agent to issue the shares, but as of the date of this Annual Report, the shares have not been issued.

SAM DEL PRESTO

     On March 15, 2006, we engaged Sam Del Presto to act as a financial consultant pursuant to whom we paid Mr. Del Presto $240,000 and additionally issued to him 125,000 shares of our restricted common stock, and a warrant to purchase 400,000 shares of our common stock exercisable for five years at a $1.50.

RENEWAL AND EXTENSION OF NOTES BY VARIOUS INVESTORS

     On August 24, 2005 Charys sold a series of unsecured notes to seven unrelated parties for an aggregate of $400,000. The notes bear an annual rate of interest at eight percent, and matured on January 3, 2006. At maturity the minimum interest payment due was one full year's interest payable with Charys common stock. The total common stock issuable for the minimum interest due at maturity was 160,000 shares.

     On March 20, 2006, each purchaser executed an extension agreement extending the maturity of notes until April 15, 2006. Each purchaser received a pre-determined fixed number of shares of Charys common stock as payment of an extension fee on April 15, 2006. The total number of shares issued in payment of the extension fee was 20,000 shares of Charys common shares. In connection with the extension, each purchaser reconfirmed the representations and warranties set forth his original loan agreement with Charys and agreed that no Event of Default as defined in the loan agreement shall be deemed to exist, and all of the other terms of the loan agreement and the notes remain in full force and effect. The notes are all past due, and we have received a demand for payment.

     Registration Rights. All shares of the common stock issued bore restrictive legends as required to comply with the Securities Act and have piggyback registration rights.

CROCHET & BOREL SERVICES, INC. ACQUISITION

     On June 5, 2006, Charys, Crochet & Borel Services, Inc., a Texas corporation, and Troy Crochet closed an agreement whereby Mr. Crochet sold to Charys 249 shares of Crochet & Borel Services (the "C&B Shares"), free and clear of any and all claims, liens, charges and encumbrances, and (b) on the Second Closing Date, Mr. Crochet agreed to sell to Charys an additional 251 C&B
Shares.

     In consideration of the sale of all of the C&B Shares, we agreed to pay an aggregate consideration in an amount equal to $200,100,000 (the "Base Purchase Price") by delivery of (i) cash (the "Cash Consideration") and (ii) shares ("Stock Consideration") of our common stock.

     Payment of Cash Consideration. On May 3, 2006, we delivered cash consideration in an amount equal to $1,000,000 (the "Non-Refundable Cash Consideration"). On June 5, 2006, which was the Initial Closing Date, we delivered to Mr. Crochet a promissory note in the amount of $19,000,000. On the Final Determination Date as defined in the agreement, Charys will deliver to Mr. Crochet Cash Consideration in an amount equal to (A) $80,000,000 less (B) the sum of (1) the amount of any dividends paid by Crochet & Borel Services to Mr. Crochet from and after April 25, 2006, plus (2) the amount by which the audited net worth of Crochet & Borel Services as of December 31, 2005 set forth on the Final Statement of Net Worth is less than $75,000,000 (such amount being the "Final Determination Date Cash Consideration" and, collectively with the Non-Refundable Cash Consideration and the Initial Closing Cash Consideration, the "Aggregate Cash Consideration").

     Payment of Initial Stock Consideration. On May 3, 2006, we issued to Mr. Crochet Stock Consideration equal to 1,000,000 shares of our common stock (the "Non-Refundable Stock Consideration"). On June 5, 2006, we delivered to Mr. Crochet Stock Consideration equal to 3,000,000 shares of our common stock (the "Initial Closing Stock Consideration"). On the Second Closing Date as defined in the agreement, Charys will issue to Mr. Crochet Stock Consideration equal to 3,333,000 shares of our common stock, such amount being equal to 4,008,000 shares of our common stock (the "Second Closing Stock Consideration"), less (ii) the sum of the Stock Holdback (as defined below). The Non-Refundable Stock Consideration, the Initial Closing Stock Consideration and the Second Closing Stock Consideration (including the Stock Holdback and any shares of our common stock withheld pursuant to the agreement, and collectively consisting of an aggregate of 8,008,000 shares of our common stock) are hereinafter referred to collectively as the "Initial Stock Consideration."

     Aggregate Cash Consideration Adjustment Mechanism. On July 31, 2006, Mr. Crochet delivered to Charys a statement (the "Statement of Net Worth") setting forth the net worth of Crochet & Borel Services as of December 31, 2005, prepared from the Audited Financial Statements for the period ended December 31, 2005 (the "Determination Date Financial Statements") and in accordance with the agreement.

     In August 2006, Charys notified Mr. Crochet of its disagreement with the Statement of Net Worth as presented by Mr. Crochet, in accordance with terms of the applicable agreement. Charys and Mr. Crochet are now attempting in good faith to resolve such disagreement as promptly as possible. Upon such resolution, the Statement of Net Worth shall be revised in accordance with the agreement of Charys and Mr. Crochet.

     In the event Charys and Mr. Crochet are unable to resolve any dispute regarding the Statement of Net Worth within 15 days following Mr. Crochet' receipt of notice of such dispute, such dispute shall be submitted to, and all issues having a bearing on the dispute shall be resolved by, the Houston, Texas office of a nationally recognized accounting firm that shall be mutually acceptable to Mr. Crochet and Charys for final determination.

     Make-Whole Adjustment. The following terms have the meanings set forth in the agreement:

- "Make-Whole Date" means the date that is 30 days following the issuance of our Form 10K for fiscal year 2007, provided that if such date falls on a non-business day, the Make-Whole Date shall be the preceding business day.

- "Make Whole Deficit" means the value, if negative, of (A) the Target Stock Consideration Value, minus (B) the product of (1) 8,008,000 multiplied by
     (2) the Market Price of our common stock during the 15 consecutive trading days prior to the Make-Whole Date.

- "Market Price" means, with respect to any period, the weighted average sale price of our common stock during such period as determined by (i) the principal stock exchange, or the NASDAQ/NMS, as the case may be, on which shares of our common stock is then listed or admitted to trading, or (ii) if our common stock is not then listed or admitted to trading on any stock exchange or the NASDAQ/NMS, the average of the last reported closing bid and asked prices on each such day in the over the counter market, as furnished by the NASDAQ system or National Quotation Bureau, Inc., or (iii) if neither NASDAQ, or National Quotation Bureau, Inc. is at the time engaged in the business of reporting such prices, then as furnished by any similar firm then engaged in such business.

- "NASDAQ/NMS" means that National Association of Securities Dealers' Automated Quotation National Market System.

- "Target Stock Consideration Value" means the Target Per Share Stock Price multiplied by 8,008,000.

     In the event that the Market Price of our common stock during the 15 consecutive trading days immediately prior to the Make-Whole Date is less than the target per share stock price (the "Target Per Share Stock Price"), as determined in accordance with the provisions of the agreement, Charys shall, at our option, either (x) issue to Mr. Crochet that number of additional shares of our common stock (the "Make-Whole Shares") equal to (1) the Make Whole Deficit, divided by the Market Price of our common stock on the Make-Whole Date, or (y) pay to Mr. Crochet an amount in cash equal to (1) the Target Stock Consideration Value, less (2) the Make Whole Deficit. Such issuance shall be completed or such cash payment shall be made no later than the third business day after the Make-Whole Date.

     Notwithstanding anything to the contrary set forth in the agreement, our obligation to make any adjustment in accordance with the agreement, or to issue any Make-Whole Shares, shall terminate in the event that, at any time prior to the Make-Whole Date, (i) the Market Price of our common stock during any 20 consecutive trading days exceeds $16.00 per share, or (ii) the actual sale price of our common stock in each transaction in which shares of our common stock are traded during any five consecutive trading days exceeds $16.50 per share, but in either case only if all of Mr. Crochet's shares constituting the Initial Stock Consideration are fully registered.

     Incentive Compensation. In addition to the Base Purchase Price, Mr. Crochet and other employees of Crochet & Borel Service shall, for each Performance Year as defined in the agreement, be entitled to earn incentive compensation based upon the financial performance of Crochet & Borel Services according to the formula set forth in the agreement.

     Additionally, Mr. Crochet shall be entitled to earn additional equity compensation based upon the financial performance of acquired companies, determined in accordance with the provisions of the agreement.

     Registration Rights. Mr. Crochet was granted piggyback, with respect to all shares of our common stock issued under the agreement.

     Stock Holdback. As partial security of the obligations of Mr. Crochet under the agreement or otherwise arising under or relating to the agreement, Charys shall withhold a portion of the Second Closing Stock Consideration equal to 750,000 shares of our common stock (the "Stock Holdback"). On each of (i) the date that is nine months following the Closing Date, and (ii) the date that is 18 months following the Closing Date, Charys shall issue to Mr. Crochet 375,000 shares of our common stock (such amount being equal to one-half of the Stock Holdback) (each such issuance being a "Stock Holdback Issuance"), subject to the right of Charys to set-off against each Stock Holdback Issuance (each such set-off being a "Stock Holdback Issuance Set-Off") that number of shares of our common stock equal to the remainder of (A) the remainder of (1) the dollar value of any indemnification claims made by Seller pursuant to the agreement as of the date of each Stock Holdback Issuance, less (2) an amount equal to (a) the number of Shares of our common stock unissued as a result of any previous Stock Holdback Issuance Set-Off, multiplied by (b) Second Closing Date Market Price, divided by (B) the Second Closing Date Market Price.

     The provisions of the agreement providing for the Stock Holdback shall not impose any limitation on any liability of Mr. Crochet thereunder. The provisions of the agreement providing for a Stock Holdback Issuance Set-Off shall not be exercised by Charys unless Charys is in material compliance with the provisions of the agreement with regard to the indemnification claim that is the basis for the Stock Holdback Issuance Set-Off (and without limiting the foregoing, the parties agreed that Charys shall be deemed to be in compliance with the agreement unless Mr. Crochet are materially prejudiced by any failure to comply therewith by Charys), nor shall the provisions providing for a Stock Holdback Issuance Set-Off impose any limitation on any liability of Mr. Crochet under the agreement, but in no event shall those provisions result in a waiver or reduction of any limitation on the liability of Mr. Crochet expressly set forth in the agreement.

     Notwithstanding the foregoing, in no event shall the total value of the shares retained by Charys pursuant to the Stock Holdback Issuance Set-Offs (based upon the value of those shares on the respective dates of set-off) exceed the Charys Cap and the Environmental Cap each as defined in the agreement.

     In the event that a claim made by a third party shall be the basis for a Stock Holdback Issuance Set-Off by Charys, then, no later than three business days after Mr. Crochet delivers to Charys a settlement, compromise or judgment that satisfies the requirements of the agreement, Charys will issue to Mr. Crochet the number of shares of our common stock subject to the Stock Holdback Issuance Set-Off relating to such third party indemnification claim.

     In the event that a claim on behalf of Charys against Mr. Crochet shall be the basis for a Stock Holdback Issuance Set-Off by Charys, then, no later than three business days after Mr. Crochet pays to Charys all amounts required by the agreement upon the final determination of Charys' claim, Charys will issue to Mr. Crochet the number of shares of our common stock subject to the Stock Holdback Issuance Set-Off relating to our claim.

     Notwithstanding the foregoing, if, at any time prior to issuance of all of the remaining shares representing the Stock Holdback (the "Remaining Shares"), Mr. Crochet requires a registration of our common stock pursuant to the terms of the Registration Rights Agreement and, in connection therewith, Mr. Crochet requests that the Remaining Shares be included in the applicable registration statement, upon the request of Mr. Crochet, we will use commercially reasonable efforts to cause the Remaining Shares to be registered pursuant to the terms of the Registration Rights Agreement, provided that if Mr. Crochet shall sell all or any portion of the Remaining Shares, Mr. Crochet shall deposit the net sales proceeds from such sale with Charys, and Charys shall thereafter hold, retain and distribute those proceeds in the same manner, at the same times and in the same amounts as Charys would have held, retained and distributed the shares representing the Stock Holdback.

     Aged Accounts Receivable Adjustment. Not later than 30 days following the one year anniversary of the Second Closing Date (the "Aged Receivables Adjustment Date"), we will deliver to Mr. Crochet a schedule (the "Aged Receivables Schedule") identifying all accounts receivable included on the Interim Financial Statements that have not been collected as of the Aged Receivables Adjustment Date (such accounts receivable being "Aged Receivables"). On the Aged Receivables Adjustment Date, we will transfer each such Aged Receivable to Mr. Crochet, and the number of shares remaining in the Stock Holdback shall be reduced by an amount equal to the aggregate value of the Aged Receivables, divided by the Second Closing Date Market Price. Upon our transfer of the Aged Receivables to Mr. Crochet, he will be entitled to the proceeds of the collection of any Aged Receivables following the Aged Receivables Adjustment Date.

     Non-Operating Expenses. Mr. Crochet shall cause Crochet & Borel Services to cause all non-operating expenses of Crochet & Borel Services to be paid in full prior to the Second Closing Date.

     Borel Note. Mr. Crochet, prior to the Second Closing Date, shall cause Crochet & Borel Services to fully pay and satisfy that certain Secured Promissory Note, dated December 16, 2005, by and between Crochet & Borel Services and Britt Borel (the "Borel Note"), and secure the release and termination of all agreements related thereto, including that certain Commercial Security Agreement, dated December 16, 2005, by Crochet & Borel Services in favor of Britt Borel and that certain Stock Pledge Agreement dated December 16, 2005 by the sellers in favor of Britt Borel. To facilitate the termination of the Borel Note, Charys consented to the sellers offering to transfer our common stock to be issued to Mr. Crochet pursuant to the agreement to Britt Borel (or request that Charys issue such our common stock directly to Britt Borel) as partial payment of the Borel Note.

     Use of Cash Consideration. Immediately following receipt of the Initial Closing Date Cash Consideration, Mr. Crochet assigned the Seller Note to Texas State Bank in lieu of the TSB Deposit (as defined of the agreement). Mr. Crochet and Charys further agreed that immediately upon the closing of the financing transactions contemplated by and among Charys, Mr. Crochet and AED Capital, Mr. Crochet will deposit an amount equal to $15,000,000 into the cash collateral account maintained by Crochet & Borel Services with Texas State Bank pursuant to that certain Promissory Note dated May 5, 2006 between Texas State Bank and Crochet & Borel Services, Inc. and related Security Agreement (collectively, the "TSB Note") sufficient to ensure that Crochet & Borel Services is in full compliance with the terms of the TSB Note, including all covenants requiring the maintenance of funds in such cash collateral account.

     Spin-Off Agreement. Prior to the Second Closing Date, Charys and Mr. Crochet shall use commercially reasonable efforts to negotiate and execute an agreement regarding the potential spin-off of Crochet & Borel Services from Charys with terms and conditions to be mutually agreed upon by Charys and Mr. Crochet, substantially in accordance with the provisions of the agreement.

     Hart-Scott-Rodino Compliance. Mr. Crochet and Charys shall, promptly after the Initial Closing Date, prepare and file the notifications required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Prior to the receipt of clearance or notice of early termination from the applicable governmental entity reviewing the filings made under the HSR Act (the date of such clearance of early termination being the "Second Closing Date"), Charys shall not be entitled to, and shall not, exercise any decision making authority or participate in any way in the management of Crochet & Borel Services except as provided in the agreement.

STEVEN POSNER, SEAN POSNER AND MEL HARRIS FINANCING

     On May 1, 2006, we borrowed the sum of $1,000,000 from Steven Posner, Sean Posner and Mel Harris evidenced by a promissory note bearing interest at the rate of 9.5 percent per annum and due May 1, 2007. As additional consideration for the loan, we paid a fee to Messrs. Steven Posner, Sean Posner and Harris, collectively, 250,000 shares of Charys common stock and a warrant to purchase 100,000 shares of Charys common stock at $5.00 per share with registration rights. The proceeds of the loan were used as the non refundable down payment for our acquisition of Crochet & Borel Services, Inc.

MITCHELL SITE ACQUISITION, INC. AGREEMENT

     On June 20, 2006, our wholly-owned subsidiary, Ayin Holding Company Inc. ("Ayin"), executed an agreement (the "MSAI Stock Purchase Agreement") for acquisition of 100 percent of the issued and outstanding capital stock of Mitchell Site Acquisition, Inc. ("MSAI") for $27 million. The agreement is subject to Charys having obtained third party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction. At the closing, the purchase price will be payable as follows:

- $9,712,500 total at closing for the Mitchell shares, payable $4,312,500 in cash (the "Cash Component") and a promissory note (the "SPA Note") in the amount of $5,400,000 payable in three equal annual installments of $1,800,000 bearing simple interest at a rate equal to nine percent, and subject to adjustment pursuant to the SPA Note based upon MSAI's future performance against specified EBITDA targets; plus

- $13,500,000 for the seller's personal shareholder goodwill ($8,100,000 in cash upfront and a promissory note in the amount of $5,400,000 (the "Goodwill Note"), payable in three equal annual installments of $1,800,000, plus accrued interest and subject to adjustment pursuant to the Goodwill Note; plus

- $3,000,000 in cash and 500,000 in value of shares of our common stock divided by the average closing trading price per share of our common stock for the ten trading days ending on the closing date (such cash amount and shares to be delivered to the seller at the closing as consideration for the seller entering into a non-competition agreement); and

- $787,500 in cash to be paid directly to the Mitchell contractors listed on a schedule to the agreement to be paid directly to the contractors five days after the closing.

     The parties are currently negotiating closing on the MSAI transaction with a $2,000,000 cash payment, with the balance of the cash due at closing as outlined above - approximately $13,412,500 (excluding the $10,800,000 payable under the SPA Note and Goodwill Note, which shall remain in effect) payable to seller in the form of a promissory note with a maturity date of September 15, 2006 (the "Closing Promissory Note"). The Closing Promissory Note will be secured by a pledge agreement granting the seller a security interest in 100 percent of the outstanding shares of MSAI.

     The closing is expected to occur on September 15, 2006.

     There are four adjustments to the aggregate consideration to be due to the seller:

- Closing Date Adjustment. Within five days prior to the closing, the seller shall have prepared and delivered to Ayin the Estimated Working Capital Schedule of certain current assets and liabilities as of the close of business on the closing date (the "Balance Sheet Items"). The MSAI Stock Purchase Agreement sets forth the target amount for the Balance Sheet Items; to the extent that the items as reflected on the Estimated Working Capital Schedule do not meet the specified targets, the cash component due under the MSAI Stock Purchase Agreement will be reduced by such amount.

- Working Capital True-up. Within 90 days following the closing, Ayin shall prepare and deliver to the seller the Closing Working Capital Schedule of the Balance Sheet Items, calculated on the close of business on the closing date. Within five business days following the parties' agreement on the Closing Working Capital Schedule, to the extent the cash component of the purchase price under the MSAI Stock Purchase Agreement was not adjusted at the closing, the seller will pay the unpaid portion of such amounts, if any, to Ayin.

- Non-Competition Payment and Stock Consideration Make-Whole. In addition to the foregoing, in consideration for the seller entering into a Non-Competition Agreement, we will deliver at the closing that number of shares of our common stock that is equal to 500,000 divided by the average closing trading price per share of our common stock for the 10 trading days ending on the closing date. The number of shares to be issued will be subject to adjustment based on our stock price.

- Promissory Note Adjustment. The $10,800,000 total payable under the SPA Note and Goodwill Note shall be subject to adjustment at the end of each of the first three 12-month periods following the closing. Ayin and seller shall compare the audited EBITDA of MSAI to the projected EBITDA of MSAI (as set forth under the SPA Note and Goodwill Note), and the payments due under both notes shall be subject to adjustment depending on whether MSAI achieves or exceeds a certain percentage of the projected EBITDA numbers.

- Employment and Non-Compete Agreements. Both the seller and Lori H. Mitchell are to enter into employment agreements with MSAI at the closing. The seller shall serve as MSAI's president and Lori H. Mitchell shall serve as its vice-president. Under the terms of the agreements, both Lori Mitchell and the seller shall receive no base salary, but shall be entitled to participate in a bonus program which compares the year-end audited financials of Mitchell to the projected financial performance of Mitchell. The bonus payable each year shall be split between Lori Mitchell and the seller, and shall be no less than $250,000, but no more than $1 million (in the aggregate). Any bonus due shall be payable in cash, to the extent a cash payment is permitted by the loan agreements (if not, the bonus shall be paid in Charys common stock).

     Both the seller and Lori Mitchell shall execute non-compete agreements at the closing. The non-competition provisions under the employment agreements and the non-compete agreements shall terminate in the event Ayin fails to make a payment under either of the MSAI promissory notes where such payment is not prohibited by the loan agreements to which Charys or MSAI is a party.

     Registration and Piggyback Rights. We agreed to file a registration statement on Form SB-2 (the "registration statement") covering the resale of our common stock to be issued to sellers under the MSAI Stock Purchase Agreement to the extent then registrable pursuant to the rules and regulations of the Securities Exchange Commission for an offering to be made on a continuous basis pursuant to Rule 415. We also agreed to use commercially reasonable efforts to keep the registration statement effective, subject to certain suspension rights, for a period of one year following the closing date. In addition, each time we determine to file a registration statement under the Securities Act (excluding a registration on Form S-4 or S-8, or a registration statement on Form S-1 or SB-2 covering solely an employee benefit plan) in connection with the proposed offer and sale for money or any of its securities, we agreed to cause all shares of our common stock constituting registrable securities with respect to which sellers have requested registration to be included in such registration statement and registered under the Securities Act, all to the extent requisite to permit the sale or other disposition by sellers of our common stock to be so registered.

COMPLETE TOWER SOURCES STOCK PURCHASE AGREEMENT

     On June 20, 2006, our wholly-owned subsidiary, Ayin Holding Company Inc. ("Ayin"), entered into a stock purchase agreement (the "CTSI Stock Purchase Agreement") with Complete Tower Sources Inc., a Louisiana corporation ("CTSI") and its sole shareholder, whereby Ayin agreed to purchase all of the issued and outstanding capital stock of CTSI for the aggregate purchase price of $71,000,000 (not including the consideration due to seller for entering into the non-competition agreement, as specified below), subject to adjustment as provided in the CTSI Stock Purchase Agreement. The CTSI Stock Purchase Agreement is subject to Charys having obtained third party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction. The purchase price will be payable at the closing as follows:

- A cash amount equal to $42,600,000 (the "Purchase Price Cash Component") shall be paid to the seller in immediately available funds;

- A promissory note (the "CTSI SPA Note") in a principal amount equal to $28,400,000 (the "Purchase Price Note Component"), payable in three equal annual installments of $9,466,666 bearing simple interest at a rate equal to nine percent, and subject to adjustment pursuant to the CTSI SPA Note based upon CTSI's future performance against specified EBITDA targets; plus or minus; and

- Any adjustment calculated pursuant to the CTSI Stock Purchase Agreement (as stipulated below).

     Closing Date Adjustment. Within five days prior to the closing, the seller shall have prepared and delivered to Ayin the Estimated Working Capital Schedule of certain current assets and liabilities as of the close of business on the closing date (the "Balance Sheet Items"). The CTSI Stock Purchase Agreement sets forth the target amount for the Balance Sheet Items; to the extent that the items as reflected on the Estimated Working Capital Schedule do not meet the specified targets, the cash component due under the CTSI Stock Purchase Agreement will be reduced by such amount.

     Working Capital True-up. Within 90 days following the closing, Ayin shall prepare and deliver to the seller the Closing Working Capital Schedule of the Balance Sheet Items, calculated on the close of business on the closing date. Within five business days following the parties' agreement on the Closing Working Capital Schedule, to the extent the cash component of the purchase price under the CTSI Stock Purchase Agreement was not adjusted at the closing, the seller will pay the unpaid portion of such amounts, if any, to Ayin.

     Non-Competition Payment and Stock Consideration Make-Whole. In addition to the foregoing, in consideration for the seller entering into a non-competition agreement, we will deliver at the closing that number of shares of our common stock that is equal to 4,000,000 divided by the average closing trading price per share of our common stock for the 10 trading days ending on the closing date. The number of shares to be issued will be subject to adjustment based on our stock price.

     Accrued Bonus Payment Adjustment. The Purchase Price Cash Component (and the "Purchase Price") shall be reduced by the amount payable to the key CTSI Employees to be paid by Charys five days after the closing as provided in the CTSI Stock Purchase Agreement.

     Promissory Note Adjustment. The $28,400,000 million payable under the CTSI SPA Note shall be subject to adjustment at the end of each of the first three 12-month periods following the closing. Ayin and seller shall compare the audited EBITDA of CTSI to the projected EBITDA of CTSI (as set forth under the CTSI SPA Note), and the payments due under the CTSI SPA Note shall be subject to adjustment depending on whether CTSI achieves or exceeds a certain percentage of the projected EBITDA numbers.

     Registration and Piggyback Rights. We agreed to file a registration statement on Form SB-2 (the "registration statement") covering the resale of our common stock to be issued to sellers under the CTSI Stock Purchase Agreement to the extent then registrable pursuant to the rules and regulations of the Securities Exchange Commission for an offering to be made on a continuous basis pursuant to Rule 415. We also agreed to use commercially reasonable efforts to keep the registration statement effective, subject to certain suspension rights, for a period of one year following the closing date. In addition, each time we determine to file a registration statement under the Securities Act (excluding a registration on Form S-4 or S-8, or a registration statement on Form S-1 or SB-2 covering solely an employee benefit plan) in connection with the proposed offer and sale for money or any of its securities, we agreed to cause all shares of our common stock constituting registrable securities with respect to which sellers have requested registration to be included in such registration statement and registered under the Securities Act, all to the extent requisite to permit the sale or other disposition by sellers of our common stock to be so registered.

     Employment and Non-Compete Agreements. Carrol Castille is to enter into an employment agreement with CTSI at the closing. Carrol Castille shall serve as CTSI's president. Under the terms of the employment agreement, Carrol Castille shall receive no base salary, but shall be entitled to participate in a bonus program which compares the year-end audited financials of CTSI to the projected financial performance of CTSI. The bonus payable to Carrol Castille shall be no less than $250,000, but no more than $1,000,000. Any bonus due shall be payable in cash, to the extent a cash payment is permitted by the loan agreements (if not, the bonus shall be paid in Charys common stock).

     Carrol Castille shall also enter into a non-compete agreement at closing. The non-competition provisions under Carrol Castille's employment agreement and non-compete agreement shall terminate in the event Ayin fails to make a payment under the CTSI SPA Note where such payment is not prohibited by the loan agreements to which Charys or CTSI is a party.

     The parties are currently negotiating closing on the CTSI transaction with a $7,000,000 cash payment, with the balance of the cash due at closing as outlined above - approximately $23,755,852 (excluding the $28,400,000 payable under the CTSI SPA Note, which shall remain in effect) - payable to seller in the form of a promissory note with a maturity date of September 15, 2006 (the "Closing Promissory Note"). The Closing Promissory Note will be secured by a pledge agreement granting the seller a security interest in 100 percent of the outstanding shares of CTSI.

     The closing is expected to occur on September 15, 2006.

TOWER COMPANY OF LOUISIANA, LLC AGREEMENT

     On June 20, 2006, our wholly-owned subsidiary, Ayin Holding Company Inc. ("Ayin"), executed a Tower Asset Purchase Agreement ("APA") and Tower Asset Exclusive Option Agreement ("Option Agreement") with The Tower Company of Louisiana, LLC ("TCLA"), and Boihem Investment Company, LLC, as sole member of TCLA (the "Seller"). At the closing of the APA, Ayin will purchase 53 of TCLA's cell towers and related tower assets for a fixed sum per tower (as detailed below). The agreements are subject to Charys having obtained third party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction.

     Consideration. Under the APA, the purchase price shall equal $325,000 per cell tower (for a total of $17,225,000 in cash at the closing), less proratable items such as prepaid rent, utilities, taxes and maintenance fees.

     Partial Closing on Cell Towers. On July 11, 2006, the parties agreed to effect a partial closing on 19 of the 53 cell towers to be purchased in connection with the APA pursuant to a letter agreement, dated July 11, 2006 (the "partial closing letter agreement"), which specified the specific 19 towers and related assets being purchased and the terms and conditions applicable to the sale. Ayin has completed its purchase of this initial tranche of 19 towers, having wired $6,142,309 in cash to the Seller, such sum representing the purchase price for the 19 towers less the proratable items stipulated under the partial closing letter agreement.

     Option Agreement - Right of First Refusal. Under the Option Agreement, CLA is to offer Ayin all towers TCLA develops during the Option Term in groups of 25 at a time (an "Offer Notice") from time to time for a period of three years following the closing of the transaction (the "Option Term"). Ayin shall have 30 days to exercise its option to purchase some or all of the cell towers identified in an Offer Notice (on the same terms and conditions as set forth in the APA), and 45 days to close following acceptance. In the event Ayin declines to exercise its option to purchase any individual cell tower included in an Offer Notice, Ayin's right of first refusal shall terminate with regard to only those declined tower assets, and TCLA shall not include declined towers in future Offer Notices. The purchase price for any towers purchased during the Option Term shall be equal to: (i) $325,000 per cell tower with a single broadband or broadband equivalent lessee that is a party to a lease or sublicense on the tower sites (a "Tenant"); and (ii) an amount per cell tower with an additional Tenant on the offer date equal to $325,000 plus "X", where "X" equals an amount obtained by dividing the monthly revenue attributable to the additional Tenant lease by $1,800, and multiplying that quotient by $75,000.

     Regardless as to whether Ayin exercises its option to purchase any tower asset grouping, Complete Tower Sources, Inc. and/or Mitchell Site Acquisition, Inc. will have the right to perform all site acquisition and construction functions for any towers constructed by TCLA during the Option Term.

     The parties are currently negotiating closing on the remaining 34 of 53 cell towers and related assets on September 15, 2006.

     The following table outlines the various promissory notes, debentures, warrants, options, registration and other rights that are outstanding as of the end of the fiscal year covered by this Annual Report, whereby Charys has an obligation to issues shares of its common stock. The chart does not include options held by employees, officers and directors.

--------------------------------------------------------------------------------------------------------------------------------
                                          REGISTRATION
NAME                 NOTE OR    WARRANTS     RIGHTS       MAKE-WHOLE   ESCROW  SECURITY   NUMBER OF      OPTIONS,        PRICE
                   CONVERTIBLE              (DEMAND,     PROVISION OR    OF    AGREEMENT    COMMON     WARRANT, ETC.
                    DEBENTURE             MANDATORY OR     EARN-OUT    SHARES             SHARES TO
                                           PIGGYBACK)                                     BE ISSUED*
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Frost Bank             No          No        Demand           No         No       No       500,000    Preferred Stock    $0.35
                                                                                                        Convertible
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Venture Banking        Yes        Yes       Piggyback         No         No       Yes      890,469        Warrant        $0.35
Group
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
New Viasys             Yes         No         None           Yes        Yes       Yes      500,000          N/A           N/A
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Highgate House         No         Yes       Mandatory         No         No       No      1,000,000       Warrant       600,000
Funds                                                                                                                  at $0.01
                                                                                                                        400,000
                                                                                                                       at $0.50
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Gunn Allen             No         Yes       Piggyback         No         No       No       350,000        Warrant        $2.00
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Newpoint               No         Yes        Demand                                        500,000        Warrant        $0.35
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Sam Del Presto         No         Yes       Piggyback         No         No       No       400,000        Warrant        $1.50
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Harris/Posner          No         Yes       Piggyback         No         No       No       250,000        Warrant        $0.80
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Jade Special           No         Yes       Piggyback         No         No       No       250,000        Warrant        $1.10
Strategy, LLC
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Milton Schwartz        No         Yes       Piggyback         No         No       No       250,000        Warrant        $1.10
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Billy V. Ray, Jr.      No         Yes         None            No         No       No      2,237,222        Right          N/A
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
New Century            No          No         None            No         No       No      1,300,000        Right          N/A
-----------------  -----------  --------  -------------  ------------  ------  ---------  ----------  ---------------  ---------
Michael Brenner        No          No         None            No         No       No       200,000        Option         $0.40
--------------------------------------------------------------------------------------------------------------------------------

OTHER TRANSACTIONS

     Realm National Insurance Company Real Estate Interests. In May 2004, we entered into a Joint Venture Agreement with Ruby Belle, LLC and Ted C. Russell to develop, operate, and/or sell certain real estate or interests owned by Realm National Insurance Company located in North Carolina. The name of the venture is 3DN Real Estate Development Joint Venture. No activity related to this joint venture has commenced as of the date of this Annual Report.

     On May 26, 2004, we entered into a ground lease with Realm National Insurance Company ("Realm"). The lease expires on its 10th anniversary date. The lease gives us the right to use and occupy a certain parcel of land located in North Carolina for the purpose of removing all crushed stone produced from the leased property.

     The lease provides for us to make the following payments to Realm:

- Basic rent of $150,000 per year, payable 180 days after the commencement of each then current year of the lease term. On November 30, 2004, the lease was amended to extend the payment date to 270 days. The time has expired, and no rent payments have been made.

- Additional rent of four percent of the proceeds received by us from the sale of crushed stone.

     No operational activity has commenced as provided for under this lease as of the date of this Annual Report. On July 10, 2006, we received a letter from the Liquidation Bureau of the State of New York demanding the amount of $320,250 in rent on the lease which as of the date of this Annual report has not been paid.

OUR BUSINESSES

     Personnel Resources of Georgia, Inc. Personnel Resources of Georgia, Inc. is a professional employer organization ("PEO"). As a PEO the company is a provider of a comprehensive, fully integrated employee management solution to small and medium sized businesses. PRG's solution allows it to effectively become the in-sourced payroll/human resource department for its clients. PRG creates value for its clients by helping them manage administrative efficiencies, and access business protection services.

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

     PRG serves a diverse client base of small and medium-sized businesses in a wide variety of industries. PRG's clients have employees located in Alabama, Arkansas, California, Georgia, Kansas, Ohio, New Jersey, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of the date of this Annual Report, PRG served approximately 56 clients, with an average of 20 employees per client. For the year ended April 30, 2006, PRG's top six clients represented approximately 40 percent of its client billings, with PRG's largest client representing approximately 9.8 percent of its client billings. In order to use the PRG's services, all clients are required to enter into a professional services agreement, which generally provides for an initial one-year term, subject to termination by PRG or the client at any time upon 30 days prior written notice or less. Following the initial term, the contract may be renewed, terminated or continued on a month-to-month basis. Under the employee leasing model, which covered a majority of all PRG's clients in fiscal 2006, PRG is the employer of record for its client's employees, and PRG operates as a licensed professional employer organization. Clients are also offered the option to use PRG's services without PRG becoming the employer of record for the client's employees, in which case tax filings are made under the client's taxpayer ID number and the client provides its own workers' compensation insurance and health and welfare plans.

     PRG retains the ability to immediately terminate the client upon non-payment by a client. PRG manages its credit risk through client credit checks, client guarantees, client selection process and its right to terminate the services agreement if necessary.

     Under the professional services agreement applicable to the employee leasing model, employment-related liabilities are contractually those of PRG. For instance, PRG assumes responsibility for, and manages the risks associated with, each client's employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each client employee and, at the client's option, responsibility for providing group health, welfare, and retirement benefits to such individuals. These PRG obligations are fixed, whether or not the client makes timely payment of the associated service fee.
In this regard, it is important to understand that, unlike payroll processing service providers, PRG issues to each of the client employees PRG payroll checks drawn on PRG bank accounts. PRG also reports and remits all required employment information and taxes to the Internal Revenue Service and issues a federal Form W-2 to each client employee under PRG's taxpayer ID number.

     Under the employee leasing model:

- PRG assumes the responsibility for compliance with employment-related governmental regulations that can be effectively managed away from the client's worksite. PRG provides workers' compensation insurance coverage to each client employee under PRG's master insurance policy. The client, on the other hand, contractually retains the general day-to-day responsibility to direct, control, hire, terminate, set the wages and salary of, and manage each of the client's employees. The client employee services are performed for the exclusive benefit of the client's business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of client employees.

- PRG charges its clients a professional service fee that is designed to yield a profit and to cover the cost of certain employment-related taxes, workers' compensation insurance coverage and human resource services provided to the client. The component of the professional service fee related to human resource management varies according to the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments.

- The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its client employees. PRG invoices each client for the service fee and costs of selected benefit plans, as well as the wages and other employment-related taxes of each client employee. The gross billings are invoiced at the time that each periodic payroll is delivered to the client.

     A significant customer of PRG is owned by Brax Cutchin, an officer of PRG, who had acquired this company prior to the acquisition of PRG by Charys. Client billings with this customer were $1,014,927 and $4,531,613 for the years ended April 30, 2006 and 2005. Net revenues (billings net of payroll costs) were $95,696 and $681,018 for the years ended April 30, 2006 and 2005.

     PRG has a month-to-month operating lease for its office space with, Lee Yarbrough, the president of PRG, who was an owner of a predecessor company of PRG. Rent expense under the lease was $15,600 and $26,217 during the years ended April 30, 2006 and 2005.

     CCI Telecom, Inc. CCI Telecom, Inc. is a telecommunications infrastructure service provider with offices in San Antonio, Dallas, Houston and Lee, Massachusetts. CCI Telecom supplies design, deployment, and maintenance services to the communications industry, as well manages a wide range of communication infrastructure projects from wireless and wireline networks to satellite and radar systems.

     CCI Telecom serves a diverse customer base of approximately 100 customers that include large and small-sized companies including Alamosa PCS, Alcatel, AT&T Wireless, BE&K, Bechtel Corporation, Cingular Wireless, Nextel Communications, Sprint PCS, T-Mobile and Verizon Microwave. CCI Telecom's primary service area includes Texas, New Mexico, and Massachusetts. For the year ended April 30, 2006, CCI Telecom's top five customers represented approximately 57 percent of its revenue, while its largest customer represented approximately 19.6 percent of its revenue.

     CCI Telecom capabilities include systems services and technical services. Systems services provide telephone systems, wireless and broadband network solutions, power systems, and structured cabling solutions. Our customers include business, educational, healthcare, and governmental entities.

     Technical services is a provider of complete turnkey installation, engineering, design and maintenance of all types of communications systems.

     In addition, CCI Telecom is certified to install licensed and unlicensed microwave radio equipment and is able to perform the engineering and design services as part of a turnkey solution. CCI Telecom employs certified tower technicians who are experienced in performing everything from microwave antenna installation and the turnkey construction of tower sites to providing waveguide testing and antenna line-of-sight verification.

     CCI Telecom is also a broadband network deployment and maintenance provider, specializing in the design and integration of fixed wireless broadband networks. CCI Telecom provides a wide range of technical services for wireless and wire-line telecom equipment and power systems installation projects, as follows:

- Initial site audits and surveys nationally to installing base station equipment.

-    One point of contact for our customers.

- Services to identify and acquire the sites best suited to meet the specialized needs of our customers.

- Development and implementation services to wireless carriers and equipment manufacturers involved in the cellular, microwave, broadband wireless, fixed wireless and paging markets.

- A broad range of services designed to assist service providers in locating and repairing faults in their RF structures and components.

     CCI Telecom has been qualified by the following tower owners: American Tower Corp., Crown Castle International, Sprint Sites USA, SBA and SpectraSite. CCI Telecom has built and/or modified radar tower in more than 30 states in the U.S. and in 10 international locations, including the farthest reaches of the U.S., Latin America and the Caribbean. In that regard, CCI Telecom has provided site construction and installation services on both satellite ground station and radio telescope building projects, and building and modifying telecom facilities for wire line and wireless service providers.

     CCI Telecom is a turnkey infrastructure builder for our customers, from performing tenant improvements in leased space for switch equipment to civil construction and installation of regeneration huts along fiber optic cable routes. CCI Telecom has particular expertise in constructing around active telecom equipment, where temperature and dust variations can significantly impact network operations. Power system projects vary from installing a string of batteries to live cut overs. CCI Telecom specializes in working around live equipment, routinely performing hot cuts in the central office and switch environment.

     Viasys Services, Inc. and Viasys Network Services, Inc. Viasys services the transportation, utility, telecommunication and manufacturing industries. The corporate headquarters are located in Lakeland, Florida with divisional offices in Tampa, Florida, Orlando, Florida, Atlanta, Georgia, Albany, Georgia, Raleigh, North Carolina, Charlotte, North Carolina and various project offices covering 18 states in the eastern U.S.

     Industrial services provides an extensive range of general contracting and maintenance services to the manufacturing and government sector. This includes ongoing contracts with Cooper Tire and M&M/Mars. This history allows us to recruit and retain a competent, skilled workforce to meet the needs of our customers. Reliability is the company standard - resulting in long term relationships with our clients.

     Telecommunications services includes engineering, installation, and maintains of broadband networks. Also included are copper, hybrid fiber coax and passive optical networks.

     Department of transportation services involved in various state projects throughout the southeast. Viasys installs, tests and maintains technology including cameras, sensors, weigh-in-motion scales, traffic signal systems, and variable message signs.

     Viasys Network Services designs, deploys and maintains wire-line and wireless broadband networks for both the government and private sector. Projects include county-wide mobile broadband systems for public safety, transit, transportation, municipal Wi-Fi deployment, enterprise wireless networks and fiber optic deployments for the telecom industry

     Method IQ, Inc. Method IQ, Inc. is a customer interaction solutions provider, helping organizations of all sizes build more effective customer relationships by streamlining business processes, leveraging and implementing emerging and sophisticated technologies, and increasing the efficiency of critical business interactions. Method IQ is headquartered in Atlanta, Georgia, with offices throughout the southeastern United States.

     Method IQ's key differentiators tie directly to a value proposition. The service offering combines an end-to-end, comprehensive solution with intellectual expertise that enables dramatic cost savings, along with increasing productivity and revenue generation. Method IQ maintains a vision and understanding of emerging technologies through a series of strategic relationships. Method IQ believes that customers highly value the fact that achieving their vision and goals are our top priority.

     Method IQ clients include Fortune 500 companies such as BellSouth, Target, Starbucks and Trane. We support a range of leading technology products coupled with proven service offerings. Assignments range from top-level strategic assessments to implementing and operating world-class contact centers.

     Method IQ is a provider of customer interaction solutions for companies in the financial, healthcare, and other industries. Method IQ solutions help organizations more effectively manage touch points with customers, improve revenue generation opportunities, and increase productivity in contact centers.

     Financial Industry. Method IQ offers customer interaction solutions that allow financial services organizations to more effectively manage customer enquiries, improve contact center business processes, increase revenue generation opportunities, and improve call center productivity. Customer interaction management technologies help financial services executives address key business issues such as eliminating inefficiencies in branches and call centers, matching agent skill sets with customer needs and more effectively cross-selling products among customers.

     Customer interaction management solutions from Method IQ provide:

- Agent-less and agent-attended automated outbound calling features that allow call centers to more effectively cross-sell products and significantly increase calling volume.

- "Warm transfer" features that allow financial institutions to filter branch inquiries through a centralized environment, but transparently connect customer to branches where needed.

- Integrated faxed documents that are digitally intercepted and automatically routed to agents who can take action and return digital faxes without the need to print or handle paper.

- Autodial which allows agents to focus on customers while low-level phone activities are conducted in background.

- Presence management which gives agents a dashboard view of their calling activities and management a global view of call center statistics.

- Call record and monitoring which records every call and which can be monitored in real-time or stored for later use allowing managers to customize training, agents to evaluate and improve their performance and both to monitor for missed sales opportunities.

     Healthcare Industry. Method IQ is a provider of patient interaction management solutions for the healthcare industry. From patient scheduling through billing and collections, the Method IQ solution helps organizations more effectively manage touch points with patients, control administrative costs and improve quality of care.

     Healthcare executives face five key business issues: improving clinical care and customer satisfaction, reducing errors, addressing staff shortages, addressing inefficiencies, and reducing manual intervention. Patient interaction management solutions from Method IQ help healthcare organizations address those five issues by eliminating inefficiencies, reducing revenue loss, and stopping productivity drains in reservations and scheduling.

     Patient interaction management solutions help hospitals reduce errors and increase agent productivity with features such as:

- Agent-less and agent-attended automated outbound dialing campaigns that allow call centers to significantly increase volume of calls to payers for more accurate pre-certification and more timely collections.

- Automated system that allows patients to track billing processes and follow up on questions or concerns.

- HIPAA-compliant integrated fax for verification of referrals and documentation of procedures with payers.

- Integration with reservations and scheduling systems to increase accuracy of registration information and reduce errors in procedure and diagnostic coding.

     Other Industries. Method IQ has also been successful in selling integrated solutions to a number of high profile companies outside the financial and healthcare industries. While these companies do not fall within a specific vertical focus, much of the functionality of Method IQ's solutions can be applied within any company with multiple facilities or telephone-based customer service departments.

     Method IQ assists organizations to envision and build business models that integrate strategy, people, processes, customers, suppliers and technology. Our focused and collaborative approach quickly identifies initiatives that deliver measurable business value. Method IQ offers services critical to businesses in the areas of:

-    Operational assessment and productivity analysis.

-    Business process design.

-    Business architecture alignment and strategy.

-    Solution implementation and support.

-    Contact center outsourcing.

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

     Call Center Systems and Software Integration. The competitors of Method IQ tend to fall into one of two categories. The first group is selling customer premise equipment to telecommunications managers within client companies. These companies view the systems they are selling as a technology product sold on the merits of its features versus the competitors' products. These companies tend to sell systems to the telecommunications departments within a company and generally do not develop relationships with senior management of their customers. Examples of these companies would be BellSouth, Avaya, or Southeastern Telecom.

     The second category of competitors to Method IQ is a group of consulting organizations that have some level of expertise within the contact center environment. The consultants are usually focused on running the request for proposal process for a product selection, or on the sale of a consulting engagement focused upon the business processes use within the contact center. There is rarely a time when the focus of the engagement is upon the entire "big picture" needs of the company. An example of this type of competitor would be Alltel or EDS.

     Method IQ has taken a unique approach to the business. Method IQ sells business solution to the most senior management within an organization. This is never couched in the terms of a product sale, nor is it ever positioned as a consulting engagement surrounding the contact center. Method IQ's objective is to become a trusted advisor, creating a unique level of customer intimacy with a given customer because they have solved critical issues for the customer.

     General Business Support Services. The human resource outsourcing industry is highly fragmented. We will seek to compete through Personnel Resources of Georgia's ability to provide a full service human resource solution to its clients through its outsourced information technology solutions. We believe our primary competitors to be single point solution providers who offer segments of the entire service offering that we will provide to our clients in an all-inclusive offering. These third parties include certain information technology outsourcers and broad-based outsourcing and consultancy firms that are now providing or may seek to provide human resource business process outsourcing services, companies that provide a discrete group of transactional services, such as payroll or benefits administration and aspire to provide additional services and other consulting companies that perform individual projects, such as development of human resource strategy and human resource information systems.

     Historically, most of these vendors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with our offerings. Such companies, all much larger than Charys, such as Administaff, Inc., Gevity HR, Inc., Automatic Data Processing, Inc. and Paychex, Inc., provide a combination of payroll processing and full-service human resource solutions. We expect competition to increase, and competitors to develop broad service capabilities that match or exceed our capabilites.

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

     While we intend to employ additional management personnel in order to minimize the critical dependency upon any one person, it is possible that we will not be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

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

GOVERNMENT REGULATIONS

     Substantially all of our business activities are subject to federal, state, and local laws and regulations. These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration. The expenditures relating to such regulations are made in the normal course of business and are neither material nor place us at any disadvantage.

     Although CCI Telecom is not directly subject to any FFC or similar government regulations, the wireless construction and related services are subject to various FCC regulations in the United States. These regulations require that these wireless networks meet certain radio frequency emissions standards, and not cause interference to other services. These wireless networks are also subject to government regulations and requirements of local standards.

EMPLOYEES

     As of July 31, 2006, we employed approximately 774 full-time employees and 20 part-time employees, between the holding company and our various subsidiaries. None of these employees are currently represented by a labor union or are covered under a collective bargaining agreement. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. We do not expect that we will have any difficulty in locating additional employees to support our growth.

RISKS RELATING TO OUR BUSINESS

WE RECENTLY WERE REQUIRED TO RESTATE OUR FINANCIAL STATEMENTS, WHICH MAY CAUSE SOME CONCERN TO THOSE PERSONS WHO MIGHT INVEST IN OUR BUSINESS, WITH THE RESULT THAT THEY MIGHT NOT INVEST.

     On December 6, 2005 we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB/A, Amendment No. 4 for the annual period ended April 30, 2005. The amendment was filed to amend the information in Item 6, Management's Discussion and Analysis or Plan of Operation, and Item 7, Financial Statements after our management and audit committee, after consultation with our independent accountants, determined that the financial statements for the year ended April 30, 2005 required restatement to correct the accounting for two transactions occurring during that period which did not comply with U.S. generally accepted accounting principles. The filing of the Amendment No. 4 was not an admission that our Form 10-KSB/A, Amendment No. 3 for the year ended April 30, 2005, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     The adjustments described above relate to two transactions which we determined were not recorded in accordance with U.S. generally accepted accounting principles:

- Our accounting for the purchase of CCI Telecom, Inc. did not comply with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The purchase agreement contained an "earn-out" feature in which the sellers would be paid additional consideration should CCI Telecom achieve performance targets as defined in the agreement. We recorded additional goodwill and a contingent acquisition liability in the purchase transaction based on our estimate of the consideration that would likely be paid under the earn-out provision. SFAS 141 provides that contingent consideration should be recorded when the contingency is resolved, rather than as an estimated liability at the purchase date.

- Our accounting for the purchase of real estate from CCI Associates, Ltd. did not comply with Emerging Issues Task Force ("EITF") 97-15, "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Combination." The purchase agreement provided for a "make-whole" provision in which the sellers are guaranteed additional consideration should the market price of our common stock fail to achieve a target level as defined in the agreement. In recording the purchase, we did not account for the difference in the current market price versus the make-whole target price of our common stock in determining the total consideration for the purchase. EITF 97-15 indicates that this difference should be included as consideration. By doing so, we have determined that the consideration given for this purchase should have been $905,000 more than what we recorded as basis in the real estate. Thus, our resulting sale of this real estate should have resulted in a loss of $34,753 rather than a gain of $870,247 as we had reported.

     When seeking investors to provide the financing we need to fund our operations, there is the possibility that a potential investor may decline to invest in Charys due to a concern about the reliability of our financial statements. If we encounter enough potential investors who have concerns about the reliability of our financial statements, we might not be able to raise the capital we need and our business could fail.

UNDER OUR BUSINESS MODEL, WE ARE A NEWLY COMBINED BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     Our business model is to acquire various companies through acquisitions to grow rapidly. Currently, we have narrowed our focus to include three core business segments, telecommunication infrastructure services, call center systems and software integration, and general business support services. We have completed the acquisition of five subsidiaries, Innovative Corporate Strategies, Inc. (which we have subsequently sold), Personnel Resources of Georgia, Inc., CCI Telecom, Inc., Viasys Services, Inc. and Viasys Network Services, Inc. (collectively "Viasys"), and Method IQ, Inc.

     Personnel Resources of Georgia is a professional employer organization ("PEO"). As a PEO, the company is a provider of a comprehensive, fully integrated employee management solutions to small and medium sized businesses. CCI Telecom, Inc. is a telecommunications infrastructure service provider, which supplies design, deployment, and maintenance services to the communications industry, as well manages a wide range of communication infrastructure projects from wireless and wireline networks to satellite and radar systems. Viasys services the transportation, utility, telecommunication and manufacturing industries. Method IQ, Inc. is a customer interaction solutions provider, helping organizations of all sizes build more effective customer relationships by streamlining business processes, leveraging and implementing emerging and sophisticated technologies, and increasing the efficiency of critical business interactions.

     Under our business model, we have a limited operating history. We have only recently engaged in active business operations. To date, our efforts have been devoted primarily to the following:

-    Organizational activities;

-    Developing a business plan for our business;

-    Making acquisitions; and

-    Obtaining funding.

     We are still in our formative stage. You should be aware of the difficulties, delays and expenses normally encountered by an enterprise which is newly formed, many of which are beyond our control, including unanticipated expenses, employment costs, and administrative expenses. It is possible that our proposed business plans as described in this Annual Report will not materialize or prove successful, or that we will never be able to finalize development of our services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, we expect to sustain substantial operating expenses even though we have begun to generate significant revenues.

UNLESS WE GENERATE ADDITIONAL CAPITAL THROUGH REVENUES OR FINANCINGS, WE RISK FAILURE.

     We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our services and obtaining additional financing through stock offerings, or other feasible financing alternatives. We will need significant funding to satisfy our current obligations related to pending and completed acquisitions and to fund any future acquisition activity. We may also seek funding for the development and marketing of our services through strategic partnerships and other arrangements with investment partners. It is possible that such collaborative arrangements or additional funds will not be available when needed, or on terms acceptable to us, if at all. In order to continue our operations, we will require additional funds over the next 12 months. As of the date of this Annual Report, we estimate our need for additional funds will be $194 million to pay existing obligations and pursuant to pending acquisitions.

     We hope to be able to generate the funds necessary to maintain our operations through revenues and borrowings. However, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. We could also default under ongoing obligations to the sellers of their businesses to us, which could our business to fail. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operational goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase in revenues, or business may fail.

OUR INDEPENDENT AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN THEIR OPINION CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     It should be noted that our independent auditors have included an explanatory paragraph in their opinion concerning our ability to continue as a going concern. Their explanatory paragraph refers to a related discussion in the notes to our financial statements. The auditors have included the going concern paragraph because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. We have incurred losses of $2,419,918, $798,598, and $1,429,165 for the fiscal years ended April 30, 2004,
April 30, 2005, and April 30, 2006, respectively. Our working capital deficit as of April 30, 2006 is $26,586,684. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include an explanatory paragraph in their opinion that refers to a discussion of our ability to continue as a going concern in the notes to our financial statements.

GROWTH BY ACQUISITION.

     Our business strategy includes the attainment of substantially all of our growth through our ability to successfully execute our acquisition model. Any time a company's growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue successfully a growth by acquisition strategy, we must identify suitable candidates for these transactions, complete them, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

SOME OF OUR ENTITIES HAVE A HISTORY OF LOSSES AND LARGE ACCUMULATED DEFICITS AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

     In our combined form, for the fiscal years ended April 30, 2006, 2005, and 2004, we incurred net losses of $1,429,165, $798,598, and $2,419,918, respectively We may continue to incur losses as we spend additional capital to develop and market our services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Any of these factors could cause our stock price to decline and result in your losing a portion or all of your investment.

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although we are committed to the continued development and growth of our business, the addition of specialized key personnel and sales persons to assist us in the execution of our business model is necessary. It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

DEPENDENCE ON ABILITY TO MARKET SERVICES.

     Due to our limited resources, the execution of our business model and sales and marketing of our services has been limited to date. Our success is dependent upon our ability to execute with such limited resources.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR SERVICES WHICH WILL MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE.

     The demand and price for our services will be based upon the existence of markets for our services. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our services when compared to alternative services, which may be conventional or heretofore unknown. If the services of other companies provide more cost-effective alternatives or otherwise outperform our services, the demand for our services may be adversely affected. Our success will be dependent upon market acceptance of our services. Failure of our services to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration. This would likely cause our stock price to decline.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND STOCKHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

     The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors' and officers' liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry limited directors' and officers' liability insurance. Directors' and officers' liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide directors' and officers' liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

     We may lose potential independent board members and management candidates to other companies that have greater directors and officers' liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer greater compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

OUR SUBSIDIARIES HAVE A CONCENTRATION OF CUSTOMERS.

     The five largest customers of our construction subsidiary, CCI Telecom, Inc., represent 57 percent of its annual revenues, with the largest customer accounting for 19.6 percent of its revenues. In addition, the six largest customers of Personnel Resources of Georgia, Inc., represent 40 percent of its client billings, with its largest client representing 9.8 percent of its annual billings. The high concentration of customers in two of our subsidiaries poses a risk to Charys. If there should be a loss of any customer, it could take a while to replace the lost customer. It is also possible that we may not be able to replace the lost customer. In either event, the loss of a customer could have a serious impact of on the affected subsidiary, with a concomitant effect on our revenues.

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

LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America, and adversely affect our operating results.

TERRORISM.

     Terrorist acts or acts of war may cause damage or disruption to our business or business strategy, which could adversely impact revenues, ability to do acquisitions, and financial condition. In particular, our cell towers might prove to be an attractive target for terrorists who desire to disrupt communications that rely on the towers. Our cell tower business is a significant segment of our current operations and our plans going forward. If our cell towers are perceived to be at risk, we might not be able to attract the investors and the financing needed for continued growth in this sector.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENTS

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURITIES PURCHASE AGREEMENTS, DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of July 31, 2006, we had 29,613,433 shares of common stock issued and outstanding obligations which carry a potential to issue a large number of additional shares of our common stock. Moreover, the number of shares of common stock issuable may increase if the market price of our common stock does not reach agreed upon limits. The sale of these shares may adversely affect the market price of our common stock.

     For a full discussion of our various obligations to issue additional shares, please see Item 1, "Description of Business - Our Various Acquisitions and Related Transactions."

IN THE EVENT THAT OUR STOCK PRICE DOES NOT ACHIEVE THE REQUIRED AMOUNT PER SHARE AS CALLED FOR IN SOME OF OUR AGREEMENTS, THE NUMBER OF SHARES OF COMMON STOCK WHICH WE HAVE AN OBLIGATION TO ISSUE WILL INCREASE CAUSING SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     Based on our current market price and the potential failure to increase our market price to $16.00 or $16.50 per share in connection with our purchase of Crochet & Borel Services, Inc., we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the debentures, preferred stock, and warrants as described in this Annual Report. Accordingly, using the price share of our common stock on the date of this Annual Report and not the $16.00 or $16.50 per share price, we would be required to issue approximately 6,250,000 additional shares thereunder, in connection with the $16.00 and $16.50 share figure, respectively. There is no cap on the number of shares we are obligated to issue. See Item 1, "Description of Business - Our Various Acquisitions and Related Transactions."

THE SALE OF SHARES BY SELLING STOCKHOLDERS PURSUANT TO THE VARIOUS REGISTRATION RIGHTS AGREEMENTS MAY ENCOURAGE SHORT SELLING AND HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

     The resale by the selling stockholders of our common stock pursuant to our various registration rights agreements will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, the mere prospect of resales by the selling stockholders could depress the market price for our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

LIMITATIONS ON ACCESS TO FUNDS UNDER OUR CREDIT FACILITY FOR CCI TELECOM, INC.

     CCI Telcom, Inc., our construction subsidiary, has in place a $5 million asset based credit facility through CAPCO. However, our borrowing capacity under the credit facility is limited to qualified accounts receivable of CCI Telcom. In addition, cash advances are based on 85 percent of accounts receivable that 90 days or less from the invoice date. In view of the limitations on our use of the credit facility, we may not have access to the funding that may be needed to sustain CCI Telecom's operations.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR SECURED OUTSTANDING OBLIGATIONS, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE OBLIGATIONS, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD RESULT IN FORECLOSURE ON CERTAIN OF OUR ASSETS.

     We have several obligations which we are obligated to repay. In addition, these obligations are secured by security interest in some of our assets. In addition, we have issued and placed in escrow shares of our common stock to secure the repayment of our obligations. If we are required for any reason to repay our outstanding obligations, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the obligations, if required, could result in legal action against us, which could result in foreclosure of security interests in certain of our assets. For a more complete discussion, see "Description of Business" in this Annual Report.

     CAPCO Financial Company. In connection with the merger between CCI Telecom and Charys, we are obligated as follows:

- CAPCO Financial Company - A Division of Greater Bank N.A., for asset based financing up to $5,000,000. The initial term of the agreement is 12 months, with an interest rate of prime plus six percent. CAPCO's consent is required if Charys desires to sell more than 25 percent of the outstanding shares of CCI Telecom. In addition, CCI Telecom will not execute any financing statements pledging accounts receivables inventory or work in process in favor of any entity other than CAPCO. Moreover, CAPCO received a guaranty agreement from Charys, pursuant to which Charys guaranteed all payments of CCI Telecom's indebtedness related to the asset base financing. As of the date of this Annual Report, CCI Telecom's total obligation to CAPCO is $2,311,182.

- The financing agreement with CAPCO is secured by a security interest in all of CCI Telecom's personal property, owned or acquired, including accounts receivables, contract rights, documents, instruments, deposit accounts, investments property, general intangibles, and inventory.

     Viasys Purchase. In connection with the purchase of Viasys Network Services, Inc. and Viasys Services, Inc. from New Viasys, we executed a subordinated secured promissory note in the original principal amount of $3,500,000 which bears interest at the rate of eight percent per annum and is payable in principal installments, plus accrued interest, of $1,000,000 due six months from the closing date; $500,000 due nine months from the closing date; $500,000 due 12 months from the closing date, and $1,500,000 due 15 months from the closing date.

     As security for the Viasys purchase, Charys and Viasys executed a security agreement in favor of New Viasys securing all of Charys' and Viasys' right, title and interest in and to:

- That certain Facilities Maintenance Agreement, dated as of January 27, 1992, and as amended as of November 2, 2005, between Georgia Electric Company (now know as "Viasys") and Cooper Tire & Rubber Co., gross revenues and receipts, money, securities and all proceeds derived from such contract, and all claims of Viasys against Cooper Tire & Rubber Co. relating to or arising out of such contract;

- All of the issued and outstanding shares of the capital stock of Viasys Network Services, Inc. and Viasys Services, Inc.; and

- All moneys, property or securities resulting from a reorganization, reclassification or other similar transaction or otherwise received in exchange for the shares of Viasys Network Services, Inc. and Viasys Services, Inc., and any warrants, rights or options issued to the holder of, or otherwise in respect of, the shares.

     At the closing, Charys and Viasys executed a secured promissory note and security agreement in favor of New Viasys relating to Viasys' contract with the Commonwealth of Virginia Department of Transportation (the "VA Job") and New Viasys' advancement of $6,572,103 to Viasys Network Services, Inc. and Viasys Services, Inc. as inter-company financings. The foregoing note is a non recourse note payable solely from the proceeds of the VA JOB. New Viasys was given a security interest in all of Charys and Viasys' right, title and interest in and to:

-    All contract and other rights in and to the VA Job;

-    All general intangibles, including goodwill, relating to the VA Job;

-    All accounts receivable relating to the VA Job;

- Gross revenues and receipts, money, securities and all proceeds derived from the VA Job;

- All machinery, equipment, furniture, fixtures, motor vehicles and all insurance proceeds and products thereof now owned or hereafter acquired and relating to the VA Job; and

- All claims of Charys and Viasys against third parties, including, without limitation, against the Commonwealth of Virginia Department of Transportation, relating to or arising out of the VA Job.

     Method IQ, Inc. Acquisition. On December 22, 2005, we closed the purchase of all of the issued and outstanding shares of the capital stock of Method IQ, Inc. from Rock Creek Equity Holdings, LLC and J. Alan Shaw. The aggregate consideration for the purchase was $10,500,000, and is subject to a one-time adjustment based upon our financial performance during the year following December 22, 2005, as described below. Part of the purchase price was paid in the form of a secured promissory note in the original principal balance of $5,250,000, which bears interest at the rate of five percent per annum, and is payable immediately upon an equity or debt investment in Charys of not less than $5,250,000, or on demand after February 1, 2006. On May 1, 2006, the Stock Purchase Agreement was amended by the parties to reflect the issuance of 1,312,000 shares of our common stock on or before May 19, 2006 which resulted in the termination of a tranche payments that were previously required in connection with stock consideration that was part of the purchase price.

     On December 22, 2005, an escrow agreement was entered into between Charys, Billy V. Ray, Jr., Rock Creek, and SunTrust Bank, wherein until Rock Creek's right to earn out equity terminated, Mr. Ray turned over all certificates representing the Ray Stock (50,000 shares of the Series A preferred stock). A voting agreement was executed in favor of Mr. Ray stating that as long as the Ray Stock is being held in escrow by the escrow agent, Mr. Ray will retain all voting rights with respect to the Ray Stock.

     On December 22, 2005, as security for the promissory note, we gave a security interest to Rock Creek and Mr. Shaw covering:

- All of the issued and outstanding shares of the common stock of Method IQ, any additional shares of Method IQ's capital stock acquired by Charys, and all cash, securities, interest, dividends, distributions, rights and other property that from time to time declared or distributed in respect of, in exchange for, or attached to or issued with respect to, the capital stock;

- All other property delivered by Method IQ in substitution of the forgoing, and

-    Proceeds of the forgoing.

     Harris/Posner Financing with Respect to Method IQ. In order to complete the purchase of Method IQ, we arranged financing with Mel Harris and Steven Posner. On December 21, 2005, Charys and Billy V. Ray, Jr. executed a securities purchase agreement with Messrs Harris and Posner providing for $1,000,000 in funds. In consideration of the funding, we issued to Messrs. Harris and Posner a $1,000,000 secured convertible debenture which was converted into 1,565,000 shares of our common stock on May 26, 2006.

RISKS RELATING TO OUR STOCK

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

     Our common stock has historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. As of July 31, 2006, our average trading volume per day for the past three months was approximately 146,291 shares a day with a high of 578,900 shares traded and a low of 15,300 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

     As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON STOCK IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LIMITED NET REVENUES WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON STOCK MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET.

     The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended July 31, 2006, the high and low closing prices of a share of our common stock were $0.21 and $10.75, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, the shares of our common stock are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

     Secondly, we are a speculative or "risky" investment due to our limited operating history and limited profits to date, and uncertainty of future market acceptance for our services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

     The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

VOLATILITY IN OUR COMMON STOCK PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

     The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

VOTING CONTROL OF OUR COMMON STOCK IS POSSESSED BY BILLY V. RAY, JR. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF CHARYS THAT MIGHT OTHERWISE RESULT IN YOUR RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON STOCK.

     The voting control of our common stock is in Billy V. Ray, Jr., our chairman and chief executive officer. Mr. Ray owns 2,185,150 shares of our common stock, which represents 7.0 percent of our issued and outstanding common stock. In addition, Mr. Ray owns 1,000,000 shares of our Series A preferred stock which has the equivalent voting power of 250 million shares of our common stock and he has the right to acquire 2,237,222 additional shares. Consequently, Mr. Ray has total voting rights representing 252,185,150 shares of our common stock, which number exceeds our issued and outstanding common stock on the date of this Annual Report, even after considering the issuance of all of the shares potentially issuable upon conversion or exercise of all outstanding debentures, warrants and options described in this Annual Report. The result of Mr. Ray's voting control is that he has the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Charys that might otherwise result in your receiving a premium over the market price for your common stock.

OUR ISSUANCE OF ADDITIONAL COMMON STOCK, OR OPTIONS OR WARRANTS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

     We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock. After taking into consideration our outstanding common stock at April 30, 2006, and our outstanding obligations to issue additional shares, options and warrants, we will be entitled to issue up to 8,094,061 additional shares of common stock. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. It is possible that we will issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

OUR ISSUANCE OF ADDITIONAL COMMON STOCK IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

     Our board may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. For the past three years ended April 30, 2006, we issued a total of 3,050,000 shares for debt to reduce our obligations. For the past three years ended April 30, 2006, we issued a total of 6,892,236 shares in payment for services. It is likely that we will issue additional securities to pay for services and reduce debt in the future. It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

THE SALE OF OUR COMMON STOCK UNDERLYING THE PREFERRED STOCK AND WARRANTS OWNED BY THE SELLING STOCKHOLDERS MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY THE SELLING STOCKHOLDERS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     Depending upon market liquidity at the time, a sale of our shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock in anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR CERTIFICATE OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY CHARYS AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

     Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to Charys and our stockholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in Charys incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage Charys from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit Charys and our stockholders.

ANTI-TAKEOVER PROVISIONS MAY IMPEDE THE ACQUISITION OF CHARYS.

     Certain provisions of the Delaware General Corporation Law have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF ADDITIONAL SHARES OF OUR PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our certificate of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing additional shares of preferred stock at the present time. Any issuance of additional shares of preferred stock could adversely affect the rights of holders of our common stock.

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

     Companies trading on the OTC Bulletin Board, such as Charys, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

     We have filed Form 12b-25, Notification of Late Filing (which requests an extension to file) with respect to our Form 10-KSB for the fiscal year ended April 30, 2005 and for the fiscal year ended April 30, 2006, which is the subject matter of this Annual Report, and four times with respect to our Form 10-QSB for the fiscal quarters ended July 31, 2004, January 31, 2005, July 31, 2005, and January 31, 2006. As a result of our late filing of the Form 10-QSB for the fiscal quarter ended January 31, 2006 and the late filing of this Annual Report, an "E" was placed upon our trading symbol.

     We were late in filing the financial statements on Form 8-K in connection with the acquisition of Viasys Systems, Inc. on November 16, 2005 and Method IQ, Inc. on December 22, 2005. The amended 8-Ks containing the required financial information were filed on April 13, 2006 for the Viasys acquisition and April 20, 2006 for the Method IQ acquisition. We were late in filing the subject 8-Ks due to the failure of the auditors for Viasys Systems, Inc. to furnish the required financial information on a timely basis. Without the Viasys financial information, we could not prepare the financial information required in connection with the acquisition of Method IQ. In addition to the impact on our 8-Ks relating to the Viasys acquisition, the failure to receive the required financial information also caused us to be late in filing our Form 10-QSB for the period ended January 31, 2006. We are currently late in the filing of the Form 8-K financial information required for our acquisition of Crochet & Borel Services, Inc., which was due on August 18, 2006, which could not be prepared until we received our audited financial statements for the fiscal year ended April 30, 2006.

     The delay in the filing of the financial information with respect to the acquisition of Viasys, Method IQ, and Crochet & Borel Services illustrates one of the difficulties we may experience in our acquisition program, namely, the target company may not have the requisite financial information or we may be unable to compile such financial information in order for us to make timely disclosures as required by the Exchange Act.

OUR COMMON STOCK WAS FORMERLY SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC. ALTHOUGH WE ARE NOT CURRENTLY CLASSIFIED AS A "PENNY STOCK" SINCE OUR STOCK PRICE IS ABOVE $5.00 PER SHARE, WE COULD ONCE AGAIN BE SUBJECT TO THE "PENNY STOCK" RULES IF OUR STOCK PRICE FALLS BELOW $5.00 PER SHARE.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to Charys, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If the current bid and ask price of our common stock is less than $5.00 per share, our shares will once again be classified as "penny stock" under the rules of the SEC. Recently, our price share has dropped to less than $5.00 per share on several occasions, and given the current volatility of our stock price, there is the possibility that we will once again be classified as a "penny stock." For any transaction involving a penny stock, unless exempt, the rules require:

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

     Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

- Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

- Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

- Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

- The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

     Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

ITEM 2.     DESCRIPTION OF PROPERTY.

     As of July 31, 2006, we and our subsidiaries have leases covering the properties as described below.

     Charys subleases 3,318 square feet of office space at 1117 Perimeter Center West, Suite N-415, Atlanta, Georgia 30338. The sublease provides for monthly rental payments of $4,701 and will increase three percent per annum over the term of the lease. The sublease is scheduled to expire on March 31, 2009.

     Personnel Resources of Georgia leases 2,000 square feet of office space at 880 S. Pleasantburg Drive, Suite 3-C, Greenville, South Carolina 29607. The monthly rental payment is $1,300. There is no current lease agreement for this property.

     CCI Telecom leases a property located at 5555 Northwest Parkway, San Antonio, Texas 78249. The property includes 12,180 square feet of office space and 14,241 square feet of warehouse space. The lease term is for a 10-year term, commencing on May 1, 2005, and terminates on April 30, 2015. The lease provides for monthly rental payments of $18,333, plus a $1,000 monthly management fee. The lease also required a security deposit in the amount of $109,998. CCI Telecom will retain an option to purchase the property at the end of the 10-year period. See "Description of Business - Our Various Acquisitions and Related Transactions."

     CCI Telecom also leases the following satellite office space:

- 4,000 square feet of office space at 2450 N IH 35E, Carrollton, Texas 75006. The lease provides for monthly rental payments of $3,900 per month. There is no current lease agreement for this property.

- 2,200 square feet of office space at 16901 N Dallas Parkway, Suite 105, Addison, Texas 75001. The lease provides for monthly rental payments of $1,767. There is no current lease agreement for this property.

- 5,094 square feet of office space at 74 North Street, Suite 302, Lee, Massachusetts 01201. The lease provides for fixed monthly rental payments of $2,820 per month over the term of the lease. The lease is scheduled to expire on August 3, 2007.

     Viasys leases 19,500 square feet of office space at 26 Lake Drive, Lakeland, Florida 33815. The lease provides for monthly rental payments of $18,225 over the term of the lease. The lease is scheduled to expire on August 1, 2007.

     Viasys also leases certain office and other facilities at 10 locations. The minimum payments for the operating leases remaining non-cancelable lease term in excess of one year for 2007, 2008 and 2009 are $285,174, $85,916 and $8,000
respectively.

     Method IQ leases 10,847 square feet of office space at 1750 Founders Parkway, Suite 180, Alpharetta, Georgia 30004. The lease provides for monthly rental payments of $9,039 and will increase to $10,745 over the term of the lease. The lease is scheduled to expire on April 10, 2012.

     Method IQ also leases 280 square feet of office space at 2720 Park Street, Room 210, Jacksonville, Florida 32205. The lease provides for monthly rental payments of $749. The lease is scheduled to expire on February 1, 2007.

     LFC, Inc. leases 9,307 square feet of office space at 17314 SH 249, Houston, Texas 77064. The lease provides for monthly rental payments of $12,275 over the term of the lease. The lease is scheduled to expire on August 1, 2009.

     LFC, Inc. also leases 3,110 square feet of office space at 8825 Solon Road, Suite E1, Houston, Texas 77064. The lease provides for monthly rental payments of $1,213. The lease is scheduled to expire on January 1, 2008.

     We believe that all of our facilities are adequate for our current operations. We expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM 3.     LEGAL PROCEEDINGS.

     In November 2005, Charys closed upon a contract with certain parties (the "Sellers") to acquire the outstanding stock of Viasys Network Services Inc. ("VNSI") and Viasys Services Inc. ("VSI") as discussed in detail in our Form 8-K filed with the Securities and Exchange Commission (the "Acquisition Agreement"). At the time of closing this transaction, numerous lawsuits were pending against VSI and VNSI. The Acquisition Agreement requires the sellers to indemnify Charys for all losses that exceed an aggregate of $1,000,000 which may be incurred in connection with one particular lawsuit that was pending at the time of the closing of the Acquisition Agreement, Lumbermen's Mutual Casualty Company ("Plaintiff") v. Able Telecommunications & Power, Inc. ("ATP"), Transportation Safety Contractors, Inc. ("TSC") and Georgia Electric Company ("GEC") filed in September 2003 in the United States District Court, Northern District of Georgia, Atlanta Division. ATP, GEC and TSC are predecessors of VSI and VSNI and are hereinafter referred to as the "Defendants." In the lawsuit, the Plaintiff seeks to recover approximately $4.5 million under a General Indemnity Agreement ("GIA") executed on March 6, 2000 between the Plaintiff and Able Telecom Holding Corporation ("Able"), the former parent of the Defendants. The Plaintiff issued bonds on behalf of a subsidiary of Able, from the period of approximately April 2000 through August 2001. The Plaintiff allegedly incurred various losses due to the subsidiaries' failure and inability to pay its subcontractors and suppliers on various jobs across the country and made various payments to bond claimants. In May 2006 the parties entered into a settlement agreement which provided for a payment of $200,000.00 cash to the Plaintiff and the issuance of 400,000 shares of Charys common stock with registration rights, and with the obligation to issue up to an additional 100,000 shares of common stock if the market price of the stock is less than $4.83 per share as of the close of business on the date of the first day the shares can be publicly sold without restriction.

     We are engaged in protracted litigation with our former president, Benjamin
F. Holcomb, and our former vice president of business development, Edward K. Acosta, which is currently pending in the Superior Court of Fulton County, Georgia. The Holcomb complaint described in this section was filed in September 2005 and the Acosta Complaint was filed in November 2005. Messrs. Holcomb and Acosta were terminated by Charys in July 2005 and have filed a series of lawsuits seeking, among other things, damages for breach of their employment contracts and/or damages for alleged misstatements in Charys' filings with the Securities and Exchange Commission. In addition, Messrs. Holcomb and Acosta have sought to encumber shares of Charys preferred stock through the appointment of a receiver of such shares currently held by our chief executive officer, Billy V. Ray, Jr., and/or to assert a "derivative" action purportedly in our name against our board of directors, several officers, and certain third parties. Messrs. Holcomb and Acosta are represented by the same legal counsel in all such litigation. We believe that the litigation is without merit and intend to defend it vigorously. The litigation is described in more detail below.

     Benjamin F. Holcomb v. Charys Holding Company, Inc., Civil Action File No. 2005CV105803, pending in the Superior Court of Fulton County, State of Georgia. In June 2004, we entered into an employment contract with our former president, Benjamin F. Holcomb. In July 2005, we terminated the employment contract. On September 1, 2005, Mr. Holcomb filed suit seeking damages in excess of $100,000 arising out of what Mr. Holcomb claims to be a breach of his employment contract arising from the alleged failure of Charys to pay him compensation to which he claims he was entitled. We believe Mr. Holcomb's claims are without merit, and we intend to defend this claim vigorously. This litigation is currently in discovery. As of the date of this Annual Report, no trial date has been set.

     Edward Acosta v. Charys Holding Company, Inc., Civil Action File No. 2005CV108667, pending in the Superior Court of Fulton County, State of Georgia. In July 2004, we entered into an employment contract with our former vice president of business development, Edward K. Acosta. In July 2005, we terminated the employment contract. On November 10, 2005, Mr. Acosta filed suit against Charys, Billy V. Ray, Jr., our chairman and chief executive officer, the law firm of Glast, Phillips & Murray, and Norman Reynolds, an attorney at Glast, Phillips (Mr. Reynolds and Glast, Phillips represent Charys in various matters) seeking damages in excess of $480,000 arising out of what Mr. Acosta claims to be a breach of his employment contract arising from the alleged failure of Charys to pay compensation to which he claims he was entitled and statements in our documents filed with the Securities and Exchange Commission which Mr. Acosta claims to have been false on which he allegedly relied in agreeing to become employed by Charys. This litigation is currently in discovery. We believe Mr. Acosta's claims are without merit, and we intend to defend this claim vigorously. As of the date of this Annual Report, no trial date has been set.

     Holcomb and Acosta "Derivative" Claims. In November 2005, Messrs. Holcomb and Acosta sent identical letters to our chief executive officer, Mr. Ray, with copies to each member of our board of directors. These letters purported to be stockholder demand letters requiring us to take remedial action with regard to five allegedly improper transactions in 2004 and 2005:

- Certain real property was sold by Charys to an entity allegedly controlled by insiders resulting in an improper gain to the insiders, who include certain of our directors and our chief executive officer;

-    Issuance of common shares worth $430,000 on Form S-8 to a consultant;

-    Acceptance of $140,000 as a loan from a consultant;

-    Improper issuance of shares to consultants; and

- Improper accruing for $446,000 in payroll tax penalties owing from a subsidiary of Charys.

     Our board of directors met on November 10, 2005 and again on February 21, 2006 to discuss these allegations. Documents that the board might wish to review in evaluating and responding to those allegations were gathered by certain officers and directors and distributed prior to the February meeting, and a discussion was held. The board appointed a special committee of certain directors to conduct further investigation and evaluation of the allegations. The special committee was empowered to review the matters set forth in the allegations, and to have access to all of Charys' records and all officers and directors they deem necessary to make a fully-informed evaluation of and response to the allegations, and whether any corrective action should be taken in light of them. The special committee met on numerous occasions and finalized its recommendations on April 5, 2006. Specifically, the special committee found that no remedial action demanded by Messrs. Holcomb and Acosta was necessary. On April 6, 2006, the special committee made its recommendation to the full board, and the board adopted the recommendation by unanimous vote.

     Holcomb "Receivership" Litigation. On February 13, 2006, Mr. Holcomb filed suit against our chief executive officer, Mr. Ray, in the Superior Court of Fulton County Georgia seeking the appointment of a receiver to take possession of 1,000,000 shares of Charys Series A preferred stock currently held by Mr. Ray and his wife which the suit alleges Mr. Ray pledged in connection with certain transactions of Charys without the consent of Mr. Holcomb. Also named in the suit are Method IQ Inc, Mel Harris, Steven Posner, Glast Phillips & Murray PC, Rock Creek Equity Holding LLC, J. Alan Shaw, and SunTrust Banks, Inc. The alleged basis for the suit is Mr. Holcomb's allegation that on or about April 19, 2004, Mr. Ray, Alec McLarty (one of our directors), and Mr. Holcomb formed BRG Holdings, LLC ("BRG") for the purpose of owning the shares of the Series A preferred stock, and that certain transactions in connection with which Mr. Ray pledged the shares of the Series A preferred stock (specifically, a pledge of 50,000 the Series A shares in connection with Charys' acquisition of Method IQ and a pledge of 950,000 Series A shares in connection with the Harris-Posner transaction) were entered into without Mr. Holcomb's consent. Although Mr. Ray had not yet been served with the complaint, Mr. Holcomb moved for the appointment of a receiver over Mr. Ray's Series A shares, and a motion was heard by the court on February 21, 2006. Mr. Ray argued to the court that notwithstanding the formation of BRG there was never an agreement to transfer Mr. Ray's Series A shares to that company, nor any consideration received therefor from BRG, and that none of the transactions complained of required Mr. Holcomb's "consent." The court summarily denied Mr. Holcomb's motion on February 28, 2006, following which the complaint in the action was served on Mr. Ray. Mr. Ray believes that the allegations in Mr. Holcomb's lawsuit are without merit, and he intends to defend it vigorously.

     Acosta "Derivative" Litigation. Shortly after the denial of Mr. Holcomb's appointment for a receiver over Mr. Ray's Series A preferred stock discussed above, on March 10, 2006, Mr. Acosta filed a "derivative" lawsuit in the United States District Court of the Northern District of Georgia, Atlanta Division, purportedly on behalf of Charys against all of the members of our board of directors, as well as our chief financial officer, Raymond J. Smith; an advisor to the our board of directors, Marvin Rosen, Tony Gentile, IFG Private Equity, LLC, Janet Risher, the wife of Richard Mangiarelli, one of our former directors, Richard Schmidt, Paul Ferandell, Bruce Caldwell, Jimmy Villalobos, Ash Mascarenhas, and Francis Zubrowski. The complaint is premised on the same allegations forming the basis of Messrs. Holcomb and Acosta's prior stockholder demands, and seeks unquantified monetary damages, a judgment declaring that certain defendants have breached their fiduciary duties to Charys, an injunction against further "violations," and attorneys' fees. The complaint has not been validly served on any defendant. In light of the special committee and full board rejection of the claims, among other reasons, we believe Mr. Acosta's lawsuit is without legal merit, and we intend to defend it vigorously.

     Charys' subsidiary, Viasys Services, Inc. ("VSI"), which we acquired in November 2005, is a defendant in two separate lawsuits (one of which also joins Charys as a defendant), both of which arise out of a dispute over fees for legal representation of VSI prior to the acquisition and relate to work done chiefly by one attorney who worked first for the law firm of Sites & Harbison LLC (S&H") and who then left to work at the law firm of Troutman Sanders LLP. At the time of the acquisition there was outstanding litigation against Viasys, and S&H was the law firm handling Viasys' litigation until the primary S&H counsel on the case departed for Troutman Sanders in the spring of 2005. Both firms have filed suit against VSI in the Superior Court of Fulton County, Georgia alleging non payment of approximately $1,000,000 in the aggregate, an amount which we believe is excessive in light of the services performed and the results obtained. The suits are denominated Stites & Harbison, PLLC Viasys Services, Inc., Civil Action File No. 2006CV112997, and Troutman Sanders LLP v. Viasys Services, Inc. and Charys Holding Co., Inc., Civil Action File No. 2006CV118343. We intend to defend against the lawsuits vigorously.

     We are not engaged in any other material litigation, and we are unaware of any material other claims or complaints that could result in future litigation. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since July 20, 2004, our common stock has been quoted on the OTC Bulletin Board under the symbol "CHYS.OB." Beginning in April 2002, until July 19, 2004, our symbol was "SBYI.OB." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. In reviewing quotations for the period before June 25, 2004, you should take in account that our common stock was the subject of a one for 10 reverse split on June 25, 2004 as a result of our change of domicile from Minnesota to Delaware. See Item 1, "Description of Business - Change of Domicile." The effect of the reverse split is that our shares following the reverse split on June 25, 2004 are quoted at a price which should be higher than that which obtained before the reverse split.

                                        HIGH    LOW
                      FISCAL 2005
                     QUARTER ENDED:
                     July 31, 2004     $ 1.01  $0.06
                    October 31, 2004   $ 1.50  $0.20
                    January 31, 2005   $ 1.75  $0.59
                     April 30, 2005    $ 0.80  $0.13

                      FISCAL 2006
                     QUARTER ENDED:
                     July 31, 2005     $ 0.45  $0.22
                    October 31, 2005   $ 1.60  $0.21
                    January 31, 2006   $ 1.50  $0.72
                     April 30, 2006    $ 4.85  $1.08

                      FISCAL 2007
                     QUARTER ENDED:
                     July 31, 2006     $10.75  $4.48

     As of July 31, 2006, we have 29,613,433 shares of our common stock outstanding. Our shares of common stock are held by approximately 500 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board deem relevant. However, a number of our financing agreements restrict the payment of dividends on our common stock until such time as our underlying obligations have been satisfied. See Item 1, "Description of Business - Our Various Acquisitions and Related Transactions" described in this Annual Report.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        PLAN CATEGORY           NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE EXERCISE     NUMBER OF SECURITIES REMAINING
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING OPTIONS,    AVAILABLE FOR FUTURE ISSUANCE
                               OUTSTANDING OPTIONS, WARRANTS         WARRANTS AND RIGHTS           UNDER EQUITY COMPENSATION
                                         AND RIGHTS                                               PLANS (EXCLUDING SECURITIES
                                                                                                    REFLECTED IN COLUMN (a))
                                            (a)                              (b)                              (c)
  EQUITY COMPENSATION PLANS              1,100,000                          $0.40                          2,900,000
APPROVED BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS NOT            1,200,000                          $0.32                          2,800,000
APPROVED BY SECURITY HOLDERS
                               ------------------------------                                   -------------------------------

           TOTAL                         2,300,000                            -                            5,700,000
                               ------------------------------                                   -------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information regarding securities that Charys has sold during the fiscal year covered by this Annual Report that were not registered under the Securities Act , to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Annual Report.

- On August 29, 2005, Charys issued 90,667 shares of common stock to Frank Pelligrino, Jr. for $40,150. Mr. Pelligrino was granted piggyback registration rights with respect to the shares purchase by him.

- On August 29, 2005, Charys issued 56,000 shares of common stock to Dennis Petriella for $23,575. Mr. Petriella was granted piggyback registration rights with respect to the shares purchase by him.

- On August 29, 2005, Charys issued 69,333 shares of common stock to John Milano for $33,150. Mr. Milano was granted piggyback registration rights with respect to the shares purchase by him.

- On August 29, 2005, Charys issued 34,667 shares of common stock to Peter Palumbo for $16,575. Mr. Palumbo was granted piggyback registration rights with respect to the shares purchase by him.

- On August 29, 2005, Charys issued 34,667 shares of common stock to Bruce Chips for $16,575. Mr. Chips was granted piggyback registration rights with respect to the shares purchase by him.

- On August 29, 2005, Charys issued 23,110 shares of common stock to Rae Lerardi IRA for $7,583. Mr. Lerardi IRA was granted piggyback registration rights with respect to the shares purchase by him.

- On August 29, 2005, Charys issued 11,556 shares of common stock to Alicia Lerardi for $3,791.90. Ms. Lerardi was granted piggyback registration rights with respect to the shares purchase by him.

- On September 16, 2005, Charys issued 24,000 shares of common stock to Dennis Petriella for $20,200. Mr. Petriella was granted piggyback registration rights with respect to the shares purchase by him.

- On September 16, 2005, Charys issued 30,000 shares of common stock to Mark Cannavo for $25,200. Mr. Cannavo was granted piggyback registration rights with respect to the shares purchase by him.

- On September 16, 2005, Charys issued 12,000 shares of common stock to Anthony Pallumbo for $10,100.

- On September 16, 2005, Charys issued 6,000 shares of common stock to Donald and Anna Marie Pallumbo for $5,050.

- On September 16, 2005, Charys issued 30,000 shares of common stock to Gordon Pepper for $25,250. Mr. Pepper was granted piggyback registration rights with respect to the shares purchase by him.

- On September 16, 2005, Charys issued 8,400 shares of common stock to David and Lynn Malanca for $7,070.

- On September 16, 2005, Charys issued 20,000 shares of common stock to Rae Lerardi IRA for $23,762. Mr. Lerardi IRA was granted piggyback registration rights with respect to the shares purchase by him.

- On September 16, 2005, Charys issued 18,140 shares of common stock to Alicia Lerardi for $13,000. Ms. Lerardi was granted piggyback registration rights with respect to the shares purchase by him.

- On September 22, 2005, Charys issued 400,000 shares of common stock to Larry Hogue for $250,000.

- On February 16, 2006, Charys issued 5,000 shares of common stock to Eric Kipperman for $5,300. Mr. Kipperman was granted piggyback registration rights with respect to the shares purchase by him.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

     There were no purchases of our equity securities by Charys or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     Charys Holding Company, Inc. operates as a holding company, with operating subsidiaries currently in the following business segments:

-    Telecommunication Infrastructure Service;

-    Call Center System and Software Integration; and

-    General Business Support Services.

     Our business is more fully described in "Description of Business" in this Annual Report.

     Plan of Operations. Our proposed plan of operations for the next 12 months is to further develop our business plan in order to achieve profitability and improve the availability of working capital. We have identified the following steps in order to accomplish the plan:

- First, we must increase revenues in all operating subsidiaries, while at the same time maintain or improve gross margins.

- Second, we must control and in some cases reduce general and administrative expenses while growing our business.

- Third, we must find additional sources of working capital, through both debt and equity transactions, to fund our day to day operations as well as acquisitions.

- Fourth, we must acquire companies that fit our business strategy and acquisition model, which is more fully described in this Annual Report.

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

     Profitability. Profitability is directly dependent upon our ability to manage the companies we acquire, and acquire companies consistent with our business strategy and acquisition model, which is described in "Description of Business - Acquisition Model" in this Annual Report.

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2006 WITH APRIL 30, 2005

                                2006                 2005            $ Change    % Change
                        --------------------  -------------------  ------------  ---------
Revenues                $48,570,912   100.0%  $7,482,699   100.0%  $41,088,213      549.1%
Gross profit              9,962,701    20.5    1,876,102    25.1     8,086,599      431.0
Operating Expenses       11,092,586    22.8    3,960,101    52.9     7,132,485      180.1
Other Income (Expense)     (497,058)   (0.1)   1,285,401    17.2    (1,782,459)       N/M
Net loss                 (1,429,165)   (2.9)    (798,598)  (10.7)     (630,567)       N/M
Net loss per share           ($0.15)          $    (0.15)



     Revenues. Consolidated revenues increased by $41,085,213or 549.1 percent to $48,570,912in fiscal 2006, due mainly to the acquisitions of Viasys Services, Inc. and Method IQ, Inc. both effective November 1, 2005. The following table presents our revenues by segment of the years ended April 30, 2006 and 2005.

                                                      2006                  2005           $ Change    % Change
                                             ----------------------  ------------------  ------------  ---------
Telecommunication Infrastructure Service     $38,773,892      79.8%  $2,693,273   36.0%  $36,080,619     1339.7%

Call Center System and Software Integration    6,147,454      12.7            -      -     6,147,454        N/M

General Business Support Services              3,649,566       7.5    4,289,426   57.3      (639,860)     (14.9)

Other                                              -          -         500,000    6.7      (500,000)    (100.0)
                                             -----------  ---------  ----------  ------  ------------  ---------

Total                                        $48,570,912     100.0%  $7,482,699  100.0%  $41,085,213      549.1%
                                             -----------  ---------  ----------  ------  ------------  ---------

     Telecommunication Infrastructure Services revenues were directly impacted by the acquisition of Viasys Services Inc. effective November 1, 2005 plus the reporting of revenues for a full year for Method IQ which in the prior year reported only two months following the acquisition on March 3, 2005.

     Call Center System and Software Integration includes the revenues of Method IQ for the six months from the effective date of the acquisition, November 1, 2005.

     General Business Support Services decreased by $639,860 or 14.9 percent, to $3,649,566. Overall gross client billings for fiscal 2006 declined 23.2 percent when compared to fiscal 2005. This decline was due mainly to a shift from PEO type clients to ASO clients. Six clients accounted for 40.0 percent of PRG's gross billings in fiscal 2006.

     Gross Profit. Consolidated gross profit increased by $8,089,103 or 431.2 percent to $9,965,205 in fiscal 2006 due to the acquisition of CCI Telecom on March 4, 2005 and the fee income received by Charys, which was offset by a decline in gross profit in the General Business Support Services. The General Business Support Services in fiscal 2005 experienced a net loss in clients during the period directly impacting gross profits.

     Operating Expenses. Consolidated operating expenses increased by $7,133,485 or 180.11 percent to $11,093,586 in fiscal 2006. The following table presents our operating expenses for the years ended April 30, 2006 and 2005.

                                        2006                2005          $ Change    % Change
                                -------------------  ------------------  -----------  ---------
General and Administrative      $ 9,158,006  82.65%  $3,113,627   78.6%  $6,044,379      194.1%
Non-cash expenses for services      231,442    2.0%     698,057   17.6     (466,615)     (66.8)
Depreciation and amortization     1,703,138   15.4      148,417    3.7    1,633,426     1100.6
                                -----------  ------  ----------  ------  -----------  ---------
Total                           $11,092,586  100.0%  $3,960,101  100.0%  $7,132,485      180.1%
                                -----------  ------  ----------  ------  -----------  ---------

     General and administrative expenses increased by $6,044,379 or 194.1 percent to $9,158,006 in fiscal 2006. The increase in expenses is a result of the following:

- Increased expenses of $1,088,790 or 85.5 percent at the holding company level. These increased expenses are a result of the increase in corporate activities specifically related to acquisitions and financing undertaken during fiscal 2006 as compared to fiscal 2005.

- Additional expenses of $2,236,598 at the subsidiary level are a result of the acquisition of Viasys Services, Inc. and Method IQ, Inc. which were effective November 1, 2006.

     Non-cash expenses for services decreased by $466,615 or 66.8 percent to $231,442 in fiscal 2006. We have from time to time issued stock to non-employees as compensation for services, and also have issued stock to certain consultants as is provided for in the consulting agreements, more fully described in the "Description of Business - Change of Control" section in this Annual Report.

     Depreciation and amortization increased by $1,633,426or 1100.6 percent to $1,781,843 in fiscal 2006. The increased expenses are a result of the Viasys Services, Inc. and Method IQ, Inc. acquisitions effective on November 1, 2006, and covers the six month period through April 30, 2005.

     Other Income (Expense). Consolidated other income (expense) decreased by $1,782,459 to net expense of $497,058 in fiscal 2006 as compared to net income of 1,285,401 in fiscal 2005. The following table presents our other income for the years ended April 30, 2006 and 2005:

                                            2006                 2005            $ Change    % Change
                                     -------------------  -------------------  ------------  ---------
Gain on debt retirement              $ 1,596,355    N/M%  $1,450,985   112.9%  $   145,370       10.0%
Gain  (Loss) on sale of real estate      108,651    N/M      (34,753)   (2.7)      143,404        N/M
Interest expense                      (1,900,823)   N/M     (166,259)  (12.9)   (1,734,564)    1043.3
Other income, net                       (301,675)   N/M       35,428     2.8      (337,103)       N/M
                                     ------------  -----  -----------  ------  ------------  ---------
Total                                $  (497,058)   100%  $1,285,401   100.0%  $  (788,343)       N/M
                                     ------------  -----  -----------  ------  ------------  ---------

     Gain on debt retirement of debt in the amount of $1,596,355 in fiscal 2006 was a result of a transaction on April 26, 2005 whereby we entered into an agreement with Frost Bank relating to the restructuring of the credit facilities and the cancellation of a term note provided by Frost Bank to CCI Telecom. Pursuant to the agreement to restructure CCI Telecom's obligation to Frost Bank, we issued to Frost Bank 400,000 shares of our Series B preferred stock and 500,000 shares of our Series C preferred stock. All common stock warrants previously issued by CCI Telecom to Frost Bank were terminated. Also, Frost Bank extended the final maturity of the existing credit line for a period of six months from February 1, 2005. The transaction is described more fully in the "Description of Business - Our Various Acquisitions and Related Transactions" in this Annual Report.

     Interest expense increased by $1,734,564 or 1043.3 percent to $1,900,823 in fiscal 2006. The increased expenses are a direct result of the increase in debt levels resulting from acquisition activity and capital raised for working purposes. Total debt increased to $26,099,733 at April 30, 2006 from $5,421,215 at April 30, 2005. Also included in fiscal 2006 interest expense is $343,945 for the amortization of payment premium related to certain debt instruments.

     Net Loss. As a result of the factors described above, the net loss for fiscal 2006 was $1,429,165 as compared to a net loss of $798,598 in fiscal 2005. Net Loss per weighted average common share of 11.0 million basic and diluted shares was $0.15, as compared to a fiscal 2005 net loss per common share on 5.4 million basic and diluted shares of $0.15.

LIQUIDITY AND CAPITAL RESOURCES

     The independent auditors' report on our April 30, 2006 financial statements states that our recurring losses raise substantial doubt about our ability to continue as a going concern. Our revenues are currently insufficient to cover our operating costs and expenses. To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated; we will be required to raise additional capital from outside investors and/or banks or mezzanine lenders. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There is no assurance that we will be successful in raising the funds required. In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions. Equity financing could result in additional dilution to our existing stockholders.

     We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     At April 30, 2006, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $31,157,683 as compared to a deficiency of $4,717,622 at April 30, 2005. The increased working capital deficiency of $26,440,061 is a direct result of the increase in debt related to acquisitions which is more fully described in "Our Various Acquisitions and Related Transactions" section of this Annual Report.

     At April 30, 2006 the Companies total debt was $26,099,733 at April 30, 2006 as compared to $5,421,215 at April 30, 2005. The increase in debt is a direct result of the following:

- Short term borrowings at April 30, 2006 increased to $20,113,930 as compared to $5,146,457 at April 30, 2005.

- Long term borrowings at April 30, 2006 increased to $5,985,803 as compared to $274,758 at April 30, 2005.

     NET CASH USED BY OPERATING ACTIVITIES. Net cash used by operating activities was $954,947 for fiscal 2006 as compared to $162,081 for the same period in the prior year.

     The net loss of $1,429,165 for fiscal 2006 was positively adjusted for the impact of the debt retirement of $1,596,355, issuance of shares for services and expenses of $964,875, and offset by the $1,596,355 gain on debt retirement, a gain on the sale of assets $337,695, decrease in working capital of $269,745, plus depreciation and amortization expense of $1,703,138.

     NET CASH PROVIDED BY INVESTING ACTIVITIES. Net cash used in investing activities was $826,745 fiscal 2006 as compared to net cash provided during the same period in the prior year was $837,383.

     During fiscal 2006 investing activities included proceeds from the sale of property of $1,416,184, and the cash acquired in acquisitions of Viasys Services Inc. and Method IQ, Inc., offset by the purchase of equipment of $401,104 and an increase in non-current assets of $2,515,605.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $2,050,774 during fiscal 2006 as compared to net cash provided of $410,762 during the same period during the prior year.

     During fiscal 2006 financing actives net proceeds from short and long term debt of $1,226,308, proceeds from the sale of stock and exercise of options $941,449, which was offset with cash paid to secure borrowings $116,985.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Construction Activities. Income from construction contracts is recognized on the percentage-of-completion method, whereby recognition of earnings on contracts in progress is calculated based on the ratio of cost incurred to date to total expected cost to be incurred on each contract ("cost-to-cost" method). Contract costs include all direct material, labor, subcontract, travel, equipment costs, and related payroll taxes and insurance expense. Changes in job performance, job conditions, estimated profitability, and warranty work, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract losses are recognized fully when they are determined. Change orders are recorded when approved by the customer.

     Service Activities. Revenues and related costs associated with service agreements are recognized at the time the work is completed and accepted by the customer, and if the agreement provides for no continuing obligation by Charys. Progress billings which may be allowed under an agreement are recorded as deferred revenue until such time the work is completed and accepted by the customer.

     Staff Leasing Services. We account for the revenues of PRG, its staff leasing subsidiary, in accordance with EITF No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent." PRG's revenues are derived from its gross billings, which are based upon the payroll cost of its worksite employees and a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Because PRG is generally not responsible for the output and quality of work performed by the worksite employees, revenues in the accompanying consolidated statements of operations are presented net of worksite employee payroll costs (i.e., the "net method"). PRG actively manages all other services provided to its customers, such as employee benefits and workers' compensation insurance. PRG determines the service specifications, selects service providers and products, acts as primary obligor on benefit and insurance contracts, and is exposed to loss should its fees charged to customers for these services be insufficient to cover the related costs. Accordingly, billings for these services are reported at gross in accordance with EITF 99-19.

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

     Revenues and costs relating to construction contracts and service agreements are particularly affected by management's estimates. Contracts awarded are normally the result of competitive bidding, and many of the Company's significant contracts are based on a fixed price, rather than cost-plus or time and materials. Initial cost estimates supporting the Company's bids are necessarily based on facts and circumstances known at the time the estimates are made. Estimates of projected contract costs must be continuously updated over the period of contract performance. Unpredictable events can and do occur during contract performance, which can increase costs and erode the anticipated contract profit. Change orders to recover additional costs from the customer may not be approved, or could be subject to protracted negotiations and concessions by the Company. Considerable judgment must be applied to reasonably evaluate the potential outcomes of issues that arise during the contract performance period and the effect their resolution will have on the ultimate margins or losses that may be realized by the Company. Consequently, the estimates that support the Company's revenue recognition and cost accrual decisions have a very significant impact on the results of operations reported by the Company.

CASH AND CASH EQUIVALENTS

     Charys considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our subsidiaries have cash in depository accounts which exceed the level insured by the Federal Deposit Insurance Corporation. This uninsured risk is mitigated by maintaining depository accounts with high quality financial institutions.

ACCOUNTS RECEIVABLE

     The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debt charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of a receivable is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on historical experience and specifically identified questionable receivables. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $2,567,731 and $500,000 at April 30, 2006 and 2005.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line and accelerated methods based on estimated useful lives which generally range from five to seven years for equipment, 10 years for leasehold improvements, and 29 years for buildings.

INTANGIBLE ASSET VALUATION

     Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses financial accounting and reporting for acquired goodwill and other intangible assets. For purposes of goodwill impairment measurement, Charys is required to compare the fair value of the reporting unit with its carrying amount (net equity), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. We have made this assessment and determined that no impairment to goodwill is indicated as of April 30, 2006 and 2005, and thus did not record an impairment charge for the years then ended. However, we are exposed to the possibility that changes in market conditions could result in significant impairment charges in the future.

EARNINGS PER SHARE

     Basic earnings or loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common stock outstanding for the period. Diluted earnings per common share, in addition to the weighted average determined for basic earnings per shares, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

INCOME TAXES

     We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we consider all expected future events other than enactment of or changes in the tax law or rates. Charys files consolidated federal income tax returns.

ACCOUNTING FOR ACQUISITIONS

     Charys acquired all outstanding shares of Personnel Resources of Georgia from Billy V. Ray, Jr., our controlling stockholder and chief executive officer. Due to the common control and absence of non-controlling minority interests in PRG, the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 "Business Combinations," and not as a purchase. Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity Charys recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity PRG, and not at fair value in the case where the purchase method of accounting applies. As required by SFAS No.141, the accompanying financial statements are presented as if the transfer had occurred at the beginning of all periods.

STOCK-BASED COMPENSATION

     Charys has adopted Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," and SFAS No. 148, as amended, and elected to use the intrinsic value method in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the consolidated financial statements for this plan.

RECENT DEVELOPMENTS

     None.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations as of April 30, 2006:

                                     PAYMENT DUE BY PERIOD
     OBLIGATIONS          TOTAL      1 YEAR   2-3 YEARS   4-5 YEARS    5+ YEARS
                        ----------  --------  ----------  ----------  ----------
     Capital Leases     $   15,409  $ 15,409  $        -  $        -  $        -
     Operating Lease     3,657,349   883,185   1,081,206     532,978   1,159,980
     Long Term Debt      5,985,803         -    5,85,803           -           -
                        ----------  --------  ----------  ----------  ----------
     Total Obligations  $9,658,561  $898,594  $7,068,009  $  532,978  $1,159,980
                        ----------  --------  ----------  ----------  ----------

     Other Contingent Payments. Charys has entered into certain earn-out agreements as part of the consideration in each of the acquisitions to date. The earn-out payout is typically based on our future EBITDA and/or revenues. See "Description of Business - Our Various Acquisitions and Related Transactions" in this Annual Report, which more fully describes the earn-out payout for each acquisition to date.

     As of April 30, 2006 the estimated maximum earn-out is $65 million payable in a combination of cash and stock over the next two years should each of the companies achieve the maximum results as provided for in the various earn-out agreements.

     Capital Expenditures Commitments. As of the date of this Annual Report, Charys does not have any material capital expenditures commitments.

OFF-BALANCE SHEET ARRANGEMENTS

     We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Other Information

     Our consolidated earnings before interest, taxes, depreciation and amortization ("EDITDA") for the fiscal years ended April 30, 2006 and April 30, 2005 are presented in the table below and reconciled to our net earnings (loss). EBITDA is presented, because it is a widely accepted financial performance indicator. It is also the bases on which certain of our compensation plans are based. EBITDA is not a term that has a specific meaning in accordance with GAAP and may be calculated differently by others. EBITDA should not be considered in isolation, as a substitute for earnings from operations or cash flow data calculated in accordance with GAAP, or as a measure of a company's profitability or liquidity.

                          2006            2005         $Change    % Change
                     --------------  --------------  -----------  ---------
Net loss             $  (1,429,165)  $    (798,598)  $ (630,567)       N/M%

Income tax                       -               -            -           -

Interest expense         1,900,823         166,259    1,734,564       996.2

Non Cash Consulting
Expenses                   231,441               -      231,4410        N/M

Depreciation and
Amortization             1,703,138         148,417    1,554,721      1047.5
                     --------------  --------------  -----------

EBITDA               $   2,406,237   $    (483,922)  $2,890,159        N/M%
                     --------------  --------------  -----------

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F/S-1 through F/S-28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.     CONTROLS AND PROCEDURES.

     The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

     Evaluation of Disclosure and Controls and Procedures.  On or about October
     ----------------------------------------------------
20, 2005, we became aware that certain transactions recorded on our Annual Report on Form 10-KSB may have not been recorded in accordance with generally accepted accounting principles. Upon review and consultation with our accounting consultants and independent auditors, we determined that the following transactions were not in compliance with generally accepted accounting principles.

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

     Changes in Internal Controls Over Financial Reporting.  We considered the
     -----------------------------------------------------
nature and cause of the errors which necessitated the restatements. We concluded that the causal factors are not indicative of weakness in our internal controls over financial reporting and disclosure, and thus did not impact the original conclusion of our chide executive officer and chief financial officer regarding the effectiveness of those controls. While we believe changes to our fundamental controls are not required, nevertheless we believe our controls have been inherently strengthened by all parties involved with our financial reporting exercising a heightened awareness to carefully consider all details to determine the prescribed accounting treatment for transactions of this nature, even where the accounting treatment may appear obvious or run counter to the economics of the transaction.

     We believe this heightened awareness alone has ensured the proper accounting for subsequent acquisitions involving similar provisions as the acquisitions involved in the restatements, and will ensure the same for acquisitions in the future which will prevent misstatements of a similar nature.

ITEM 8B.    OTHER INFORMATION.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information concerning directors and the nominees for director of Charys Holding Company, Inc. will be included under the caption "Election of Directors," "Information as to Nominees and Other Directors," "Information Regarding Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's 2006 Proxy Statement and is incorporated herein by reference.

     The following table sets forth information concerning the executive officers of Charys as of the date of this Annual Report:

NAME                   AGE                     POSITION                      CLASS  DIRECTOR SINCE
----                   ---                     --------                      -----  --------------
Billy V. Ray, Jr. (1)  48   Chairman, Chief Executive Officer, and Director    C         2004
Raymond J. Smith (2)   53     Vice President, Chief Financial Officer and     N/A        N/A
                                               Secretary
Michael Oyster (3)     48             Vice President and Director              A         2004

-----------------
(1) Billy V. Ray, Jr. served as our president from December 2003 until June 25, 2004 when he was elected chairman of the board. He was elected as chief executive officer on April 28, 2004
(2) Raymond J. Smith was a financial consultant from 2000 until his election as our chief financial officer on June 25, 2004. He was elected as a vice president and secretary on April 28, 2004
(3)  Michael Oyster was elected a vice president on February 1, 2006.

     There are no family relationships among the officers of Charys.

     We may employ additional management personnel, as our board of directors deems necessary. Charys has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

     All officers serve until their successors are chosen and may be removed at any time by the board of directors. The directors elect officers annually.

ITEM 10.     EXECUTIVE COMPENSATION.

     Information concerning executive compensation will be included under the captions "Executive Compensation and Other Information," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the registrant's 2006 Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information concerning security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions "Security Ownership" and "Equity Compensation Plan Information" in the registrant's 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions will be included under the caption "Certain Relationships and Related Transactions" in the registrant's 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.     EXHIBITS.

EXHIBIT
  NO.                                           IDENTIFICATION OF EXHIBIT
-------                                         -------------------------
2.1*         Plan and Agreement of Merger Between Spiderboy International, Inc. and Charys Holding Company, Inc.
             dated June 25, 2005, filed as Attachment C to Definitive Proxy Statement dated June 11, 2004, Commission file number 000-18292.
2.2*         Amended and Restated Stock Purchase Agreement by and between Janet Risher, Richard Schmidt, and
             Billy V. Ray, Jr., dated May 25, 2004, filed as Exhibit 2.2 to an amended Form 8-K on June 1, 2004,
             Commission file number 000-18292.
3.1*         Articles of Incorporation of Rogers Hardware and Lumber Company filed on February 11, 1959 with the
             State of Minnesota, filed as Exhibit 3.1 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
3.2*         Certificate of Restated Articles of Incorporation of Rogers Hardware and Lumber Company filed on
             December 10, 1968 with the State of Minnesota, changing the corporate name to Component Systems,
             Inc., filed as Exhibit 3.2 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-
             18292.
3.3*         Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc., filed as Exhibit 3.3 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
3.4*         Modification of Statutory Requirements or Amendments of Articles of Incorporation of Prestine, Inc.
             filed on April 23, 1968 with the State of Minnesota, changing the corporate name to High Country
             Ventures, Inc., filed as Exhibit 3.4 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
3.5*         Amendment of Articles of Incorporation of High Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc., filed as Exhibit 99.1 to an amended Form 8-K on March 7, 2001, Commission file number 000-18292.
3.6*         Certificate of Designation, Preferences and Rights of Series A preferred stock of Spiderboy International,
             Inc. filed on February 24, 2004 with the State of Minnesota, filed as attachment D to amended
             Preliminary Proxy Statement on May 7, 2004, Commission file number 000-18292.
3.7*         Certificate of Incorporation of Charys Holding Company, Inc. filed on April 16, 2004 with the State of
             Delaware, filed as Exhibit A to amended Preliminary Proxy Statement dated May 7, 2004, Commission file number 000-18292.
3.8*         Certificate of Amendment of Certificate of Incorporation of Charys Holding Company, Inc. filed on May
             21, 2004 with the State of Delaware, filed as attachment C to Exhibit A of the Definitive Proxy Statement dated June 10, 2004, Commission file number 000-18292.
3.9*         Certificate of Designation, Preferences and Rights of Series A preferred stock of Charys Holding
             Company, Inc. filed on April 28, 2004 with the State of Delaware, filed as attachment D to Definitive
             Proxy Statement dated June 10, 2004, Commission file number 000-18292.


3.10*        Bylaws of Spiderboy.com, Inc., adopted April 28, 2004, filed as Exhibit B to amended Preliminary Proxy
             Statement dated May 7, 2004, Commission file number 000-18292.
3.11*        Certificate of Exchange filed on October 13, 2000 with the State of Minnesota whereby Spiderboy.com,
             Inc. became a wholly-owned subsidiary of High Country Ventures, Inc., filed as Exhibit 3.11 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
3.12*        Articles of Merger filed with the Delaware Secretary of State on June 30, 2004, filed as Exhibit 2.2 to
             Form 8-K on July 22, 2004, Commission file number 000-18292.
3.13*        Articles of Merger filed with the Minnesota Secretary of State on July 1, 2004, filed as Exhibit 2.1 to
             Form 8-K on July 22, 2004, Commission file number 000-18292.
4.1*         Certificate of Designation for Series B Preferred Stock, filed with the Secretary of State of Delaware on
             May 3, 2005, filed as Exhibit 4.1 to Form 8-K on May 25, 2005, Commission file number 000-18292.
4.2*         Certificate of Designation for Series C Preferred Stock, filed with the Secretary of State of Delaware on
             May 3, 2005, filed as Exhibit 4.2 to Form 8-K on May 25, 2005, Commission file number 000-18292.
4.3*         Certificate of Amendment  to the Certificate of Designation for Series B Preferred Stock, filed with the
             Secretary of State of Delaware effective July 25, 2005, filed as Exhibit 4.1 to Form 8-K on August 12,
             2005, Commission file number 000-18292.
4.4*         Certificate of Amendment to the Certificate of Designation for Series C Preferred Stock, filed with the
             Secretary of State of Delaware effective July 25, 2005, filed as Exhibit 4.2 to Form 8-K on August 12,
             2005, Commission file number 000-18292.
10.1*        Stock Purchase Agreement between Mark N. Pardo and Richard Mangiarelli and Richard Schmidt dated
             December 5, 2003, filed as Exhibit 2.1 to Form 8-K on December 12, 2003, Commission file number
             000-18292.
10.2*        Promissory Note in the amount of $160,000 dated December 5, 2003, executed by Richard Mangiarelli,
             Richard Schmidt, and Spiderboy International, Inc., payable to the order of Mark N. Pardo, filed as
             Exhibit 10.1 to Form 8-K on December 12, 2003, Commission file number 000-18292.
10.3*        Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy International, Inc., and
             Billy V. Ray, Jr., dated February 27, 2004 filed as Exhibit 2.1 to Form 8-K on March 10, 2004,
             Commission file number 000-18292.
10.4*        Amended and Restated Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy
             International, Inc., and Billy V. Ray, Jr., dated May 25, 2004 filed as Exhibit 2.2 to Form 8-K/A on June
             1, 2004, Commission file number 000-18292.
10.5*        Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2004 dated April 28, 2004, filed as attachment F to the Definitive Proxy Statement dated June 11, 2004, Commission file number
             000-18292.
10.6*        Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
             Year 2004 dated April 28, 2004, filed as attachment G to the Definitive Proxy Statement dated June 11,
             2004, Commission file number 000-18292.
10.7*        Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Janet Risher dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated
             March 10, 2004, Commission file number 000-18292.
10.8*        Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Richard Schmidt dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.9*        Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Paul Ferandell dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated
             March 10, 2004, Commission file number 000-18292.
10.10*       Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and John Jordan dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated
             March 10, 2004, Commission file number 000-18292.
10.11*       Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Bruce Caldwell dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.12*       Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Jimmy Villalobos dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.


10.13*       Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Ash Mascarenhas, dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.14*       Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
             Inc., and Francis Zubrowski, dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.15*       Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Janet Risher dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of Form
             8-K, dated March 10, 2004, Commission file number 000-18292.
10.16*       Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Richard Schmidt dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of
             Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.17*       Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Paul Ferandell dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of
             Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.18*       Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and John Jordan dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of Form
             8-K, dated March 10, 2004, Commission file number 000-18292.
10.19*       Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Bruce Caldwell dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of
             Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.20*       Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Jimmy Villalobos dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of
             Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.21*       Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Ash Mascarenhas dated February 27, 2004, filed as Attachment E to Exhibit 2.1 of
             Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.22*       Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
             International, Inc., and Francis Zubrowski dated February 27, 2004, filed as Attachment E to Exhibit
             2.1 of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
10.23*       Stock Purchase Agreement Between Charys Holding Company, Inc., Robert G. Barrow, Jr. and Mark D.
             Andrizzi dated April 21, 2004, filed as Exhibit 2.1 to Form 8-K on July 6, 2004, Commission file number
             000-18292.
10.24*       Charter of Compensation Committee dated April 28, 2004, filed as Exhibit 10.25 to Form 10-KSB on
             August 17, 2004, Commission file number 00-18292.
10.25*       Charter of Audit Committee dated April 28, 2004, filed as Exhibit 10.26 to Form 10-KSB on August 17,
             2004, Commission file number 00-18292.
10.26*       Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Billy V. Ray, filed as Exhibit 10.28 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
10.27*       Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Ben Holcomb, filed as Exhibit 10.29 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
10.28*       Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Raymond J.
             Smith, filed as Exhibit 10.30 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
10.29*       Joint Venture Agreement between Ruby Belle, LLC, Ted C. Russell, and Charys Holding Company, Inc,
             filed as Exhibit 10.31 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
10.30*       Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc., filed as Exhibit 10.32 to Form 10-KSB on
             August 17, 2004, Commission file number 00-18292.
10.31*       Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company,
             Inc. , filed as Exhibit 10.34 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
10.32*       Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
             Year 2004 dated July 19, 2004, filed as Exhibit 4.1 to a registration statement on Form S-8 on July 29,
             2004, Commission file number 333-117749.
10.33*       Agreement and Contract for Sale dated April 29, 2005, between CCI Telecom, Inc. and CCI Associates,
             Inc., and filed as Exhibit 10.1 to Form 8-K on May 25, 2005, Commission file number 000-18292.
10.34*       Agreement dated April 25, 2005, between Frost Bank, Contemporary Constructors, Inc., CCI Telecom,
             Inc., CCI Integrated Solutions, Inc., Berkshire Wireless, Inc., Michael J. Novak and Charys Holding
             Company, Inc., and filed as Exhibit 10.2 to Form 8-K on May 25, 2005, Commission file number 000-
             18292.


10.35*       Real Estate Contract of Sale dated April 29, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys
             Holding Company, Inc., and filed as Exhibit 10.3 to Form 8-K on May 25, 2005, Commission file number
             000-18292.
10.36*       Lease Contract dated May 1, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys Holding
             Company, Inc., and filed as Exhibit 10.4 to Form 8-K on May 25, 2005, Commission file number 000-
             18292.
10.37*       Frost Registration Rights Agreement No.1 dated April 25, 2005, between The Frost National Bank and
             Charys Holding Company, Inc., and filed as Exhibit 10.5 to Form 8-K on May 25, 2005, Commission file number 000-18292.
10.38*       Third Modification, Renewal and Extension Agreement between The Frost National Bank and
             Contemporary Constructors with respect to $2,177,083.45, dated January 1, 2005, and filed as Exhibit
             10.6 to Form 8-K on May 25, 2005, Commission file number 000-18292.
10.39*       Third Modification, Renewal and Extension Agreement between The Frost National Bank and
             Contemporary Constructors with respect to $6,500,000.00, dated February 1, 2005, and filed as Exhibit
             10.7 to Form 8-K on May 25, 2005, Commission file number 000-18292.
10.40*       Sixth Amendment to Business Loan Agreement between Contemporary Constructors and The Frost
             National Bank, dated February 1, 2005, and filed as Exhibit 10.8 to Form 8-K on May 25, 2005,
             Commission file number 000-18292.
10.41*       Arbitration and Notice of Final Agreement between The Frost National Bank and Charys Holding
             Company, Inc., dated May 2, 2005, and filed as Exhibit 10.9 to Form 8-K on May 25, 2005, Commission
             file number 000-18292.
10.42*       Guaranty Agreement between Frost Bank and Contemporary Constructors, Inc., dated July 28, 2005, and filed as Exhibit 10.1 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.43*       Guaranty Agreement between Charys Holding Company, Inc., CCI and CAPCO, dated July 27, 2005, and filed as Exhibit 10.2 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.44*       Guaranty Agreement between Frost Bank and CCI Telecom, Inc., dated July 28, 2005, and filed as
             Exhibit 10.3 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.45*       Guaranty Agreement between Frost Bank and Berkshire Wireless, Inc., dated July 28, 2005, and filed as
             Exhibit 10.4 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.46*       Guaranty Agreement between Frost Bank and CCI Integrated Solutions, Inc., dated July 28, 2005, and filed as Exhibit 10.5 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.47*       Guaranty Agreement between Frost Bank and Michael J. Novak, dated July 28, 2005, and filed as Exhibit
             10.6 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.48*       Contract for Sale and Security Agreement between CCI Telecom, Inc. and CAPCO, dated July 18, 2005, and filed as Exhibit 10.7 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.49*       Amendment No. 1 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
             CAPCO dated July 26, 2005, and filed as Exhibit 10.8 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.50*       Amendment No. 2 to the Contract for Sale and Security Agreement between CCI Telecom, Inc. and
             CAPCO, dated July 27, 2005, and filed as Exhibit 10.9 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.51*       Promissory Note between Frost Bank and Charys Holding Company, Inc., dated July 28, 2005, and filed as Exhibit 10.10 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.52*       Put Agreement between Michael J. Novak and Frost Bank, dated July 28, 2005, and filed as Exhibit 10.11 to Form 8-K on August 12, 2005, Commission file number 000-18292.
10.53*       Arbitration and Notice of Final Agreement between Frost Bank and Charys Holding Company, Inc., dated
             July 28, 2005, and filed as Exhibit 10.12 to Form 8-K on August 12, 2005, Commission file number 000-
             18292.
10.54*       Securities Purchase Agreement, dated as of November 16, 2005, by and among Charys Holding
             Company, Inc. and Highgate House Funds, Ltd, and filed as Exhibit 10.1 to Form 8-K on November 23,
             2005, Commission file number 000-18292.
10.55*       Stock Purchase Agreement, effective date of November 1, 2005, by and between Charys Holding
             Company, Inc. and New Viasys Holdings, LLC, and filed as Exhibit 10.1 to Form 8-K on November 18,
             2005, Commission file number 000-18292.
10.56*       Second Amended Stock Purchase Agreement between Janet Risher, Richard F. Schmidt and Billy V. Ray,
             Jr., dated August 16, 2005, and filed as Exhibit 10.1 to an amended Form 8-K on November 23, 2005,
             Commission file number 000-18292.


10.57*       Second Amended Promissory Note dated August 16, 2005, by Billy V. Ray, Jr., as the Maker, and Janet
             Risher and Richard F. Schmidt, as the Payee, and filed as Exhibit 10.2 to an amended Form 8-K on
             November 23, 2005, Commission file number 000-18292.
10.58*       Amended and Restated Stock Pledge Agreement dated August 16, 2005, by Billy V. Ray, Jr., as the
             Debtor, and Janet Risher and Richard F. Schmidt, as the Secured Party, and filed as Exhibit 10.3 to an amended Form 8-K on November 23, 2005, Commission file number 000-18292.
10.59*       Stock Purchase Agreement, between Charys Holding Company, Inc. Rock Creek Equity Holdings, LLC,
             J. Alan Shaw, Method IQ, Inc., and Billy V. Ray, Jr., and filed as Exhibit 10.1 to Form 8-K on December
             12, 2005, Commission file number 000-18292.
10.60*       Securities Purchase Agreement dated as of December 22, 2005, by and among Charys Holding Company
             Inc., Billy V. Ray, Jr., and Mel Harris and Steven Posner, or their designees, and filed as Exhibit 10.1 to an amended Form 8-K on December 28, 2005, Commission file number 000-18292.
10.61*       Form of Employment Agreement between CCI Telecom, Inc. and Michael J. Novak, dated March 4,
             2005, filed as Attachment E to Exhibit 2.1 of Form 8-K on March 10, 2005, Commission file number
             000-18292.
10.62*       Form of Employment Agreement between CCI Telecom, Inc. and Jimmy J. Taylor, dated March 4, 2005, filed as Attachment E to Exhibit 2.1 of Form 8-K on March 10, 2005, Commission file number 000-
             18292.
10.63*       Form of Employment Agreement between CCI Telecom, Inc. and F. Dale Ponder, dated March 4, 2005, filed as Attachment E to Exhibit 2.1 of Form 8-K on March 10, 2005, Commission file number 000-
             18292.
10.64*       Form of Employment Agreement between CCI Telecom, Inc. and Roger J. Benavides, dated March 4,
             2005, filed as Attachment E to Exhibit 2.1 of Form 8-K on March 10, 2005, Commission file number
             000-18292.
10.65*       Employment Contract between Method IQ, Inc. and Jerry Harrison, dated December 22, 2005, filed as
             Exhibit 10.61 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
10.66*       Employment Contract between Method IQ, Inc. and Gregory Buchholz, dated December 22, 2005, filed as Exhibit 10.62 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
10.67**      Agreement and Plan of Merger by and among Charys Holding Company, Inc., LFC Acquisition
             Company, Inc., LFC, Inc., L. Ford Clark, Melysa B. Austin, and James E. Clark, Jr., dated April 24, 2006.
10.68**      Securities Purchase Agreement by and between Charys Holding Company, Inc., and Gottbetter Capital
             Master, Ltd., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy
             Master Fund LLC, Casterligg Master Investments Ltd., and UBS O'Connor LLC F/B/O O'Connor Pipes
             Corporate Strategies Master Ltd., dated May 19, 2006.
10.69*       Securities Purchase Agreement by and among Charys Holding Company, Inc., Crochet & Borel Services,
             Inc. and Tony Crochet, effective May 1, 2006, and filed as Exhibit 10.1 to Form 8-K on June 8, 2006,
             Commission file number 000-18292.
10.70**      Stock Purchase Agreement by and among Digital Communications Services, Inc., Billy B. Caudill and
             Daniel L. Osborne and Charys Holding Company, Inc., dated June 9, 2006.
10.71**      Employment Agreement between M. Ralph DeLucia and Charys Holding Company, Inc.
10.72*       Settlement Agreement and Mutual Release dated June 5, 2006 by and between Lumbermens Mutual
             Casualty Company, Able Telecommunications & Power, Inc., Transportation Safety Contractors, Inc.,
             Georgia Electric Company (Able, TSC and GEC which are now known as Viasys Services, Inc.) and the parent company of Able, TSC and GEC, Charys Holding Company, Inc., and filed as Exhibit 10.1 to
             Form 8-K on June 14, 2006, Commission file number 000-18292.
10.73*       Registration Rights Agreement dated June 2006 by and between the Registrant, and Lumbermens Mutual
             Casualty Company pursuant to that certain Settlement Agreement and Mutual Release by and among the Registrant, Lumbermens, Able Telecommunications & Power, Inc., Transportation Safety
             Controllers, Inc. and Georgia Electric Company, and filed as Exhibit 10.2 to Form 8-K on June 13, 2006,
             Commission file number 000-18292.
10.74*       Certificate of Designation for Series D Convertible Preferred Stock filed May 19, 2006 with the Secretary of State of Delaware, and filed as Exhibit 2.1 to Form 8-K on May 23, 2006, Commission file number
             000-18292.
10.75*       Press release issued May 22, 2006 announcing that a notice of redemption was delivered to the holders of the Registrant's 8% Secured Convertible Debenture issued on November 17, 2005 and that the Registrant had redeemed the aggregate principal amount of the debenture outstanding, plus accrued and unpaid interest up to and including May 19, 2006, and filed as Exhibit 99.1 to Form 8-K on May 23, 2006,
             Commission file number 000-18292.


10.76*       Press release issued May 23, 2006 announcing details regarding the Redemption of the $4 Million
             Convertible Debenture issued November 2005 and the associated new sale of $13 million of its Series D
             Convertible Preferred Stock, and filed as Exhibit 99.2 to Form 8-K on May 23, 2006, Commission file number 000-18292.
10.77*       Amended press release dated May 12, 2006 announcing satisfaction of "make-whole" provisions under agreements with CCI Telecom, Inc., CCI Associates, Ltd., and Method IQ, Inc., and filed as Exhibit 99.1 to Form 8-K on May 12, 2006, Commission file number 000-18292.
10.78*       Initial press release dated May 11, 2006 announcing satisfaction of "make-whole" provisions under agreements with CCI Telecom, Inc., CCI Associates, Ltd., and Method IQ, Inc., and filed as Exhibit 99.2 to Form 8-K on May 12, 2006, Commission file number 000-18292.
10.79*       Employee Stock Incentive Plan for the Year 2006, and filed as Exhibit 4.1 to Form S-8 on May 12, 2006,
             Commission file number 333-134091.
10.80*       Non-Employee Consultants Retainer Stock Plan for the Year 2006, and filed as Exhibit 4.1 to Form S-8 on May 12, 2006, Commission file number 333-134091.
10.81*       Quitclaim Deed, between Viasys Services, Inc. and VSI Real Estate Holding, Inc., dated February 15,
             2006, filed as Exhibit 10.63 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-
             18292.
10.82*       Asset Purchase Agreement by and among Aeon Technologies, Ltd. and Contemporary Constructors
             Nevada, Inc., dated April 9, 2006, filed as Exhibit 10.64 to an amended Form 10-KSB on May 4, 2006,
             Commission file number 000-18292.
10.83*       Office Lease by and between VSI Real Estate Holding, Inc., and Viasys Services, Inc., dated February 15,
             2006, filed as Exhibit 10.65 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-
             18292.
10.84*       Secured Debenture of Charys Holding Company Inc. due December 22, 2006, filed as Exhibit 10.2 to an amended Form 8-K on December 27, 2005, Commission file number 000-18292.
10.85*       Warrant to Purchase Common Stock of Charys Holding Company Inc. due December 22, 2008, filed as
             Exhibit 10.3 to an amended Form 8-K on December 27, 2005, Commission file number 000-18292.
10.86*       Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2005, filed as Exhibit 4.1 to
             Form S-8 on December 19, 2005, Commission file number 333-130455.
10.87*       Warrant  to  Purchase  Stock  issued  to Greater Bay Bank, N.A., dated August  1,  2005, filed as Exhibit
             10.1 to an amended Form 8-K on October 17, 2005, Commission file number 000-18292.
10.88*       Amendment to Ground Lease dated November 30, 2004 between Realm Insurance Company, and Charys
             Holding Company, Inc., filed as Exhibit 10.36 to Form 10-QSB on March 22, 2005, Commission file number 000-18292.
10.89*       Letter Agreement Between Charys Holding Company, Inc. and CCI Associates, LTD. dated March 4,
             2005, filed as Exhibit 10.38 to Form 10-QSB on March 22, 2005, Commission file number 000-18292.
10.90*       Plan and Agreement of Triangular Between Charys Holding Company, Inc., Charys Acquisition
             Company, Inc. and CCI Telecom, Inc., filed as Exhibit 2.1 to Form 8-K on March 10, 2005, Commission
             file number 000-18292.
10.91**      Deed of Trust Note between Viasys Services, Inc. and Comcorps, Inc, dated December 29, 2005.
10.92*       Stock Purchase Agreement, dated June 20, 2006, between Ayin Holding Company Inc., a subsidiary of
             Charys Holding Company, Inc., Mitchell Site Acquisition, Inc., and Matthew B. Mitchell, filed as Exhibit
             10.1 to Form 8-K on June 27, 2006, Commission file number 000-18292.
10.93*       Stock Purchase Agreement, dated June 20, 2006 between Ayin Holding Company Inc., a subsidiary of
             Charys Holding Company, Inc., Complete Tower Sources, Inc., and Lori H Mitchell, filed as Exhibit 10.2 to Form 8-K on June 27, 2006, Commission file number 000-18292.
10.94*       Tower Asset Purchase Agreement and Tower Asset Exclusive Option Agreement, both dated June 20,
             2006 between Ayin Holding Company Inc., a subsidiary of Charys Holding Company, Inc., The Tower
             Company of Louisiana, LLC, and Lester Boheim, filed as Exhibit 10.3 to Form 8-K on June 27, 2006,
             Commission file number 000-18292.
10.95**      Employment Agreement between Michael F. Oyster and Charys Holding Company, Inc., dated March 7,
             2006.
14*          Code of Ethics, filed as Exhibit 14 to Form 10-KSB on August 17, 2004, Commission file number 000-
             18292
21.1**       Subsidiaries of the registrant.
23.1**       Consent of Independent Certified Public Accountants.
31.1**       Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**       Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**       Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**       Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_______________
*      Previously filed
**     Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information concerning principal accountant fees and services will be included under the caption "Principal Accountant Fees and Services" in the registrant's 2006 Proxy Statement and is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHARYS HOLDING COMPANY, INC.


Date August 23, 2006
                                        By /s/ Billy V. Ray, Jr.
                                          --------------------------------------
                                           Billy V, Ray, Jr.
                                           Chief Executive Officer


                                        By /s/ Raymond J. Smith
                                          --------------------------------------
                                           Raymond J. Smith
                                           Chief Financial Officer

     As required under the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated:

      Signature                         Title                      Date
      ---------                         -----                      ----


/s/ Billy V. Ray, Jr.    Chairman, Chief Executive Officer,   August 23, 2006
-----------------------             and Director
BILLY V. RAY, JR.


/s/ Raymond J. Smith     Vice President, Secretary and Chief  August 23, 2006
-----------------------           Financial Officer
RAYMOND J. SMITH


/s/ Michael Oyster           Vice President and Director      August 23, 2006
-----------------------
MICHAEL OYSTER


/s/ John Jordan                       Director                August 23, 2006
-----------------------
JOHN JORDAN


/s/ Neil L. Underwood                 Director                August 23, 2006
-----------------------
NEIL L. UNDERWOOD


/s/ Dave Gergacz                      Director                August 23, 2006
-----------------------
DAVE GERGACZ


/s/ Gisle Larsen                      Director                August 23, 2006
-----------------------
GISLE LARSEN


/s/ Dennis C. Hayes                   Director                August 23, 2006
-----------------------
DENNIS C.  HAYES


/s/ Catherine B. McKee                Director                August 23, 2006
-----------------------
CATHERINE B. MCKEE


/s/ Alec McLarty                      Director                August 23, 2006
-----------------------
ALEC MCLARTY

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES



                        FORMING A PART OF ANNUAL REPORT

                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934




                          CHARYS HOLDING COMPANY, INC.
                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                          CHARYS HOLDING COMPANY, INC.
                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

APRIL 30, 2006 AND 2005

Report of Independent Accountants                           F-2
Consolidated Balance Sheets                                 F-3
Consolidated Statements of Operations                       F-5
Consolidated Statements of Changes in Shareholders' Equity  F-6
Consolidated Statements of Cash Flows                       F-7
Notes to Consolidated Financial Statements                  F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Stockholders
Charys Holding Company, Inc.
(f/k/a Spiderboy International, Inc.)

We have audited the consolidated balance sheets of Charys Holding Company, Inc. and subsidiaries (f/k/a Spiderboy International, Inc.), a Delaware corporation, as of April 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charys Holding Company, Inc. and subsidiaries (f/k/a Spiderboy International, Inc.) as April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


Atlanta,  Georgia
August 18, 2006

                                           CHARYS HOLDING COMPANY, INC.
                                      (f/k/a Spiderboy International, Inc.)
                                           CONSOLIDATED BALANCE SHEETS

                                                                                   As of April 30,
                                                                     --------------------------------------------
                                                                             2006                   2005
                                                                     ---------------------  ---------------------
ASSETS

Current assets:
  Cash and cash equivalents                                          $          1,355,146   $          1,086,064
  Accounts receivables, net of allowance for doubtful accounts                 10,282,560              2,498,350
  Costs and estimated earnings in excess of billings on uncompleted
    contracts, net of contract loss provision                                   1,677,591              2,990,989
  Prepaid expenses                                                              2,869,642                324,414
  Other current assets                                                          1,681,357                198,766
                                                                     ---------------------  ---------------------
      Total current assets                                                     17,866,296              7,098,583
                                                                     ---------------------  ---------------------

Property and equipment:
  Land and buildings                                                            1,623,080                      -
  Equipment and vehicles                                                        8,008,370                673,010
  Furniture and fixtures                                                          784,157                118,353
  Leasehold improvements                                                          142,130                130,566
  Less accumulated depreciation and amortization                               (1,147,553)              (178,889)
                                                                     ---------------------  ---------------------
    Property and equipment, net                                                 9,410,184                743,040
                                                                     ---------------------  ---------------------

Other assets:
  Goodwill                                                                     20,061,917              3,974,834
  Amortizable intangible assets, net of accumulated amortization:
    Customer relationships                                                      6,772,259                      -
    Contract backlog                                                                    -                129,000
  Financing costs, net of accumulation amortization                             1,821,094                112,500
  Other non-current assets                                                      2,769,047                221,826
                                                                     ---------------------  ---------------------
      Total other assets                                                       31,424,317              4,438,160
                                                                     ---------------------  ---------------------

          Total assets                                               $         58,700,797   $         12,279,783
                                                                     =====================  =====================

See notes to consolidated financial statements.

                                           CHARYS HOLDING COMPANY, INC.
                                      (f/k/a Spiderboy International, Inc.)
                                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                   As of April 30,
                                                                     --------------------------------------------
                                                                             2006                   2005
                                                                     ---------------------  ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $         10,681,114   $          3,801,936
  Accrued expenses                                                              7,605,535              1,949,954
  Accrued acquisition costs                                                     3,441,820                      -
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     786,153                394,678
  Deferred revenue                                                              1,824,428                      -
  Short-term borrowings:
    Unrelated parties                                                          11,022,544              4,804,000
    Related parties                                                             7,296,171                308,512
  Current portion of long-term debt:
    Unrelated parties                                                           1,287,823                 33,945
    Related parties                                                               507,392                      -
                                                                     ---------------------  ---------------------
      Total current liabilities                                                44,452,980             11,293,025

Long-term debt:
  Unrelated parties                                                             5,670,518                 13,820
  Related parties                                                                 315,285                260,938
                                                                     ---------------------  ---------------------

            Total liabilities                                                  50,438,783             11,567,783
                                                                     ---------------------  ---------------------

Stockholders' equity:
  Preferred stock; $0.001 par value; 5,000,000 shares authorized,
    1,900,000 and 1,400,00 shares issued and outstanding for 2006 and 2005:
      Series A                                                                      1,000                  1,000
      Series B                                                                        400                    400
      Series C                                                                        500                      -
  Common stock; $0.001 par value; 300,000,000 shares authorized,
    17,069,804 and 7,968,649 shares issued and outstanding for 2006
    and 2005                                                                       17,070                  7,969
  Additional paid-in capital                                                   14,478,024              5,508,446
  Accumulated deficit                                                          (6,234,980)            (4,805,815)
                                                                     ---------------------  ---------------------
    Total shareholders' equity                                                  8,262,014                712,000
                                                                     ---------------------  ---------------------

            Total liabilities and shareholders' equity               $         58,700,797   $         12,279,783
                                                                     =====================  =====================

See notes to consolidated financial statements.

                                  CHARYS HOLDING COMPANY, INC.
                             (f/k/a Spiderboy International, Inc.)
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Years Ended
                                                                     --------------------------
                                                                         2006          2005
                                                                     ------------  ------------
Net revenues                                                         $48,570,912   $ 7,482,699
Cost of revenues                                                      38,608,211     5,606,597
                                                                     ------------  ------------
  Gross profit                                                         9,962,701     1,876,102
                                                                     ------------  ------------

Operating expenses:
  General and administrative                                           9,389,448     3,811,684
  Depreciation and amortization                                        1,703,138       148,417
                                                                     ------------  ------------
    Total operating expenses                                          11,092,586     3,960,101
                                                                     ------------  ------------

                                                                     ------------  ------------
          Loss from continuing operations                             (1,129,885)   (2,083,999)
                                                                     ------------  ------------

Other income (expense):
  Gain on debt retirement                                              1,596,355     1,450,985
  Gain (loss) on sale of property and equipment, net                     108,651       (34,753)
  Interest expense                                                    (1,900,823)     (166,259)
  Other income (expense), net                                           (301,241)       35,428
                                                                     ------------  ------------
    Total other income (expense)                                        (497,058)    1,285,401
                                                                     ------------  ------------

          Net loss from continuing operations, before income taxes    (1,626,943)     (798,598)

Income tax expense (benefit)                                                   -             -
                                                                     ------------  ------------

          Net loss from continuing operations                         (1,626,943)     (798,598)
                                                                     ------------  ------------

Discontinued operations:
  Loss from discontinued operations                                      (31,266)            -
  Gain on disposal of discontinued operations                            229,044             -
                                                                     ------------  ------------

          Income from discontinued operations, net of income taxes       197,778             -
                                                                     ------------  ------------

Net loss                                                             $(1,429,165)  $  (798,598)
                                                                     ============  ============

Per share data - basic and diluted:
  Net loss                                                           $     (0.13)  $     (0.15)
                                                                     ============  ============
  Weighted average common shares outstanding                          11,034,626     5,382,983
                                                                     ============  ============

See notes to consolidated financial statements.

                                                  CHARYS HOLDING COMPANY, INC.
                                             (f/k/a Spiderboy International, Inc.)
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                        Preferred Stock -      Preferred Stock -      Preferred Stock -
                                            Series A               Series B               Series C             Common Stock
                                      ---------------------  ---------------------  ---------------------  --------------------
                                       Shares      Amount     Shares      Amount     Shares      Amount      Shares     Amount
                                      ---------  ----------  ---------  ----------  ---------  ----------  -----------  -------
Balance at April 30, 2004             1,000,000  $    1,000          -  $        -          -  $        -    4,862,767  $ 4,863

Shares issued for services                                                                                   1,663,481    1,664

Shares issued for acquisition                                                                                1,097,442    1,097

Shares issued for real estate                                                                                  344,959      345

Shares issues for debt retirement                              400,000         400

Net loss
                                      ---------  ----------  ---------  ----------  ---------  ----------  -----------  -------

Balance at April 30, 2005             1,000,000  $    1,000    400,000  $      400  $       -  $        -  $ 7,968,649  $ 7,969

Shares issues for debt retirement                                                     500,000         500

Restricted stock sales                                                                                       1,362,302    1,362

Exercise of stock options                                                                                      685,996      686

Shares issued for sale of subsidiary                                                                            40,000       40

Shares issued for services                                                                                     847,500      848

Shares issued for acquisitions                                                                               5,015,357    5,015

Shares issued for interest payments
  on debt                                                                                                      160,000      160

Shares issued for conversion of debt                                                                           990,000      990

Issue of common stock warrants
  for financing

Net loss
                                      ---------  ----------  ---------  ----------  ---------  ----------  -----------  -------

Balance at April 30, 2006             1,000,000  $    1,000    400,000  $      400  $ 500,000  $      500  $17,069,804  $17,070
                                      =========  ==========  =========  ==========  =========  ==========  ===========  =======


                                          Additional
                                            Paid-In         Accumulated
                                            Capital           Deficit        Total
                                      -------------------  -------------  ------------
Balance at April 30, 2004             $         1,831,076  $ (4,007,217)  $(2,170,278)

Shares issued for services                      1,989,279                   1,990,943

Shares issued for acquisition                     492,752                     493,849

Shares issued for real estate                   1,035,739                   1,036,084

Shares issues for debt retirement                 159,600                     160,000

Net loss                                                       (798,598)     (798,598)
                                      -------------------  -------------  ------------

Balance at April 30, 2005             $         5,508,446  $ (4,805,815)  $   712,000

Shares issues for debt retirement                 109,500                     110,000

Restricted stock sales                            863,058                     864,420

Exercise of stock options                          76,343                      77,029

Shares issued for sale of subsidiary                9,160                       9,200

Shares issued for services                        932,027                     932,875

Shares issued for acquisitions                  4,655,449                   4,660,464

Shares issued for interest payments
  on debt                                          31,840                      32,000

Shares issued for conversion of debt              649,010                     650,000

Issue of common stock warrants
  for financing                                 1,643,191                   1,643,191

Net loss                                                     (1,429,165)   (1,429,165)
                                      -------------------  -------------  ------------

Balance at April 30, 2006             $        14,478,024  $ (6,234,980)  $ 8,262,014
                                      ===================  =============  ============

See notes to consolidated financial statements.

                                              CHARYS HOLDING COMPANY, INC.
                                         (f/k/a Spiderboy International, Inc.)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    12 Months Ended April 30,
                                                                         ----------------------------------------------
                                                                                  2006                    2005
                                                                         ----------------------  ----------------------
Cash Flows From Operating Activities:
-------------------------------------
Net loss                                                                 $          (1,429,165)  $            (798,598)
Adjustments:
  Stock options expense                                                                      -                  15,986
  Stock issued for services                                                            932,875                 698,058
  Stock issued for note interest                                                        32,000
  Income from debt retirement                                                       (1,596,355)             (1,450,985)
  (Gain) loss on sale of property and equipment                                       (108,651)                 33,353
  (Gain) on sale of discontinued operation                                            (229,044)                      -
  Depreciation and amortization expense                                              1,703,138                 148,417
  Net change in current assets and liabilities:                                                                      -
    Accounts receivable                                                              2,710,207               1,324,522
    Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                        364,321                (681,334)
    Prepaid expenses                                                                (1,489,008)                 (4,736)
    Other current assets                                                            (1,007,375)                (88,768)
    Accounts payable and accrued expenses                                           (2,030,135)                644,432
    Billings in excess of costs and estimated earnings on uncompleted
      contracts                                                                        438,293                  (2,428)
    Deferred revenue                                                                   753,952                       -
                                                                         ----------------------  ----------------------
          Net cash (used in) operating activities                                     (954,947)               (162,081)
                                                                         ----------------------  ----------------------

Cash Flows From Investing Activities:
-------------------------------------
Purchase of property and equipment                                                    (401,104)                (38,223)
Proceeds from sale of property and equipment                                         1,416,184               1,060,735
Cash acquired in acquisitions                                                          673,780                  27,794
Increase in other non-current assets                                                (2,289,914)               (100,423)
                                                                         ----------------------  ----------------------
          Net cash (used in) provided by investing activities                         (601,054)                949,883
                                                                         ----------------------  ----------------------

Cash Flows From Financing Activities:
-------------------------------------
Proceeds from exercise of common stock options                                          77,029                       -
Proceeds from sale of restricted common stock                                          864,420                       -
Cash paid for financing costs                                                         (342,676)               (112,500)
Net proceeds (repayments) on short-term borrowings:
  Unrelated parties                                                                  2,498,335                 215,617
  Related parties                                                                     (476,000)                224,512
Net proceeds (repayments) on long-term debt:
  Unrelated parties                                                                   (884,837)                (29,367)
  Related parties                                                                       88,812                       -
                                                                         ----------------------  ----------------------
          Net cash provided by financing activities                                  1,825,083                 298,262
                                                                         ----------------------  ----------------------

Net increase in cash                                                                   269,082               1,086,064
Cash, beginning of period                                                            1,086,064                       -
                                                                         ----------------------  ----------------------

Cash, end of period                                                      $           1,355,146   $           1,086,064
                                                                         ======================  ======================

See notes to consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (F/K/A SPIDERBOY INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2006 AND 2005

1.  NATURE OF BUSINESS

Charys Holding Company, Inc. ("Charys" or "Company"), a Delaware corporation, is a telecommunications infrastructure and general business service provider incorporated on April 16, 2004. The Company is headquartered in Atlanta, Georgia with operations through its subsidiaries across the United States.

Charys is the successor to Spiderboy International, Inc. ("Spiderboy"), a Minnesota corporation, as the result of a merger and name change approved by the shareholders on June 25, 2004. The merger between Spiderboy and Charys was organized to change the corporate domicile. Charys was a newly formed corporation with only minimal capital and no other assets or liabilities. The merger agreement provided for the existing stockholders of Spiderboy to receive one share of Charys' common stock for every 10 shares of common stock of Spiderboy (in effect, a one-for-10 reverse split). In addition, the one outstanding share of Charys was cancelled. As a result, the former stockholders of Spiderboy became the only stockholders of the newly merged corporation.

The Company's wholly owned subsidiaries and their principal lines of business are as follows:

     - LFC, Inc. ("LFC") provides support services to the wireless communication industry, in addition to constructing, operating and leasing cellular towers for cellular telecommunication transmissions. LFC is headquartered in Houston, Texas, and was acquired by Charys effective April 30, 2006 (see Note 6).

     - Viasys Services, Inc./Viasys Network Services, Inc. (collectively "Viasys") designs, installs and maintains wired and wireless communication networks and infrastructure, installs intelligent transportation systems, provides industrial maintenance services, and provides underground utility construction services to government, telecommunications and industrial customers. Viasys is headquartered in Lakeland, Florida, and was acquired by Charys effective November 1, 2005 (see Note 6).

     - Method IQ, Inc. ("MIQ") provides technical support, hardware/software sales and professional services to telecommunications companies. MIQ is headquartered in Alpharetta, Georgia, and was acquired by Charys effective November 1, 2005 (see
          Note  6).

     - CCI Telecom, Inc. ("CCI") designs, constructs and maintains telecommunications infrastructure for customers that include major communication companies and defense contractors. Formed in 1980, it is headquartered in San Antonio, Texas with satellite offices in Dallas and Houston, Texas, and Lee, Massachusetts. CCI was acquired by Charys on March 4, 2005 (see Note 6).

     - Aeon Technologies, Ltd. ("Aeon"), a wholly-owned subsidiary of CCI, was acquired on April 9, 2006 (see Note 6). Headquartered in Addison, Texas, the company provides construction and project management services to the telecommunications industry, including construction of cell site towers and installation and testing of complex communications networks.

     - Personnel Resources of Georgia, Inc. ("PRG") is a Professional Employer Organization ("PEO") providing leased employee and turn-key human resource services for companies with operations in the Southeast United States. It is headquartered in Greenville, South Carolina, and was acquired by Charys effective July 1, 2004 (see Note 6).

     - Innovative Corporate Solutions, Inc. ("ICS") is a development stage company formed and acquired in 2004 to provide employer payroll and human resource services. ICS was sold by Charys effective August 1, 2005 (see Note 17).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles  of  Consolidation
The accompanying consolidated financial statements include the accounts of Charys and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of acquired companies (except for PRG - see Note 6) are included as of the effective the date of acquisition. The acquisition of PRG was accounted for as a transfer of assets. Accordingly, the accounts and transactions of PRG are presented in the consolidated balances of Charys as if the acquisition had occurred as of the beginning of fiscal year 2005.

Revenue  and  Cost  Recognition

Construction Activities. Income from construction contracts is recognized on the percentage-of-completion method, whereby recognition of earnings on contracts in progress is calculated based on the ratio of cost incurred to date to total expected cost to be incurred on each contract ("cost-to-cost" method). Contract costs include all direct material, labor, subcontract, travel, equipment costs, and related payroll taxes and insurance expense. Changes in job performance, job conditions, estimated profitability, and warranty work, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract losses are recognized fully when they are determined. Change orders are recorded when approved by the customer.

Service Activities. Revenues and related costs associated with service agreements are recognized at the time the work is completed and accepted by the customer, and if the agreement provides for no continuing obligation by the Company. Progress billings which may be allowed under an agreement are recorded as deferred revenue until such time the work is completed and accepted by the customer.

Staff Leasing Services. The Company accounts for the revenues of PRG, its staff leasing subsidiary, in accordance with EITF No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent". PRG's revenues are derived from its gross billings, which are based upon the payroll cost of its worksite employees and a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Because PRG is generally not responsible for the output and quality of work performed by the worksite employees, revenues in the accompanying consolidated statements of operations are presented net of worksite employee payroll costs (i.e. the "net method"). PRG actively manages all other services provided to its customers, such as employee benefits and workers' compensation insurance. PRG determines the service specifications, selects service providers and products, acts as primary obligor on benefit and insurance contracts, and is exposed to loss should its fees charged to customers for these services be insufficient to cover the related costs. Accordingly, billings for these services are reported at gross in accordance with EITF 99-19.

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

Use  of  Estimates  and  Significant  Risks
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenues and costs relating to construction contracts and service agreements are particularly affected by management's estimates. Contracts awarded are normally the result of competitive bidding, and many of the Company's significant contracts are based on a fixed price, rather than cost-plus or time and materials. Initial cost estimates supporting the Company's bids are necessarily based on facts and circumstances known at the time the estimates are made. Estimates of projected contract costs must be continuously updated over the period of contract performance. Unpredictable events can and do occur during contract performance, which can increase costs and erode the anticipated contract profit. Change orders to recover additional costs from the customer may not be approved, or could be subject to protracted negotiations and concessions by the Company. Considerable judgment must be applied to reasonably evaluate the potential outcomes of issues that arise during the contract performance period and the effect their resolution will have on the ultimate margins or losses that may be realized by the Company. Consequently, the estimates that support the Company's revenue recognition and cost accrual decisions have a very significant impact on the results of operations reported by the Company.

Cash  and  Cash  Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company's subsidiaries have cash in depository accounts which exceed the level insured by the Federal Deposit Insurance Corporation. This uninsured risk is mitigated by maintaining depository accounts with high quality financial institutions.

Accounts  Receivable
The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debt charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of a receivable is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on historical experience and specifically identified questionable receivables. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $2,567,731 and $500,000 at April 30, 2006 and 2005.

Property  and  Equipment
Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line and accelerated methods based on estimated useful lives which generally range from five to seven years for equipment, 10 years for leasehold improvements, and 29 years for buildings.

Intangible  Asset  Valuation
Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill to be tested for impairment annually at the same date every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company's annual testing date is April 30.

The annual impairment test is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. The fair values of the related operations are estimated using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate derived from the Company's market capitalization. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. The Company has made this assessment and determined that no impairment to goodwill is indicated as of April 30, 2006 and 2005, and thus did not record an impairment charge for the years then ended. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future.

Finite-lived acquired intangible assets are amortized on a straight-line method and include the following: customer relationships, 6 to 22 years, and contract backlog, 1 year. In accordance with SFAS No. 144, the potential impairment of finite-lived acquired intangible assets is evaluated when appropriate. If the carrying value is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Earnings  Per  Share
Basic earnings or loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common stock outstanding for the period. Diluted earnings per common share, in addition to the weighted average determined for basic earnings per shares, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Income  Taxes
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactment of or changes in the tax law or rates. The Company files consolidated federal income tax returns.

Reclassifications
Certain amounts in the accompanying 2005 consolidated financial statements have been reclassified in order to conform to the 2006 consolidated financial statements presentation.

3.  GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2006, the Company has a $26.6 million working capital deficit with a limited borrowing capacity. The present condition continues to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of acquired companies. Management's plan to improve its overall financial condition includes the following:

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

Specifically, Charys believes its access and expertise in the capital markets will result in additional working capital that will enable its present and future subsidiaries to increase revenue-generating activities, access and expertise which is typically constrained as individual private companies. It also believes continued strategic acquisitions of companies providing heretofore fragmented telecommunications construction and infrastructure services will provide the necessary integration to attain contracts of greater revenue volume and scope of services. Contract management operations of acquired companies will be reviewed and management replaced if necessary to improve gross profit performance to acceptable levels. In most cases, Charys intends to retain selling owners of acquired companies as senior management, who will receive a large majority of the purchase consideration by achieving specific revenue, gross profit and net income targets. Charys will seek reductions in employee costs by consolidating payroll, benefits, and employee insurance management for its subsidiaries under PRG, its PEO subsidiary. Business insurance and contract performance bonding, which represent significant expense to individual subsidiaries, will be centrally managed at the corporate level to achieve greater cost efficiencies.

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

5.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS/CONTRACT BACKLOG

Costs and estimated earnings on all contracts and backlog information as of April 30, 2006 and 2005, and for the years then ended, are as follows:

                                                                            2006           2005
----------------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                                 $ 72,059,721   $ 42,697,555
Estimated earnings                                                         1,947,783      6,717,159
Less allowance for uncompleted contract losses                            (1,433,854)      (350,000)
----------------------------------------------------------------------------------------------------
Net contract revenues recognized to date on uncompleted  contracts        72,573,650     49,064,714
Less billings to date                                                    (71,682,212)   (46,468,403)
----------------------------------------------------------------------------------------------------
Net revenues recognized over billings                                   $    891,438   $  2,596,311
====================================================================================================

----------------------------------------------------------------------------------------------------
Included in the accompanying 2006 and 2005 consolidated balance sheets under the following captions:
    Costs and estimated earnings in excess of billings on
      uncompleted contracts, net of allowance                           $  1,677,591   $  2,990,989
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                 (786,153)      (394,678)
----------------------------------------------------------------------------------------------------
Excess of costs and estimated earnings over billings                    $    891,438   $  2,596,311
====================================================================================================

----------------------------------------------------------------------------------------------------
Total amended contracts value                                           $ 80,426,637   $ 54,104,022
Revenue recognized to date, net of contract loss allowance               (72,573,650)   (49,064,714)
----------------------------------------------------------------------------------------------------
Unearned contracts value - backlog                                      $  7,852,987   $  5,039,308
====================================================================================================

6.  ACQUISITIONS

Personnel  Resources  of  Georgia,  Inc.
Effective July 1, 2004, the Company acquired all outstanding shares of PRG from Billy V. Ray, Jr., the controlling stockholder and CEO of Charys. Under the terms of the Stock Purchase Agreement between Charys and Mr. Ray, the minimum to be paid is $250,000, with additional consideration contingent upon five times the total earnings before interest, taxes, and depreciation of PRG over a period ending 12 months after the July 30, 2004 closing date of the acquisition, to a maximum of $1,250,000. The stock purchase was financed by a note to Mr. Ray for $250,000, with 6% interest payable monthly and commencing one year after the closing date. The note and additional consideration, if any, is payable two years after the closing date, and may be paid in cash or the common stock of Charys at the option of the Company. The total consideration to be paid, including the $250,000 minimum, is subject to reduction depending upon the ultimate outcome of certain pre-acquisition contingent liabilities of PRG, as disclosed in more detail in Note 9. Given the historic and projected performance of PRG and management's assessment of the likelihood the contingent liabilities will be realized, management believes it is remote that the total consideration to be paid will exceed $250,000. Unpaid principal and interest remaining on the acquisition note was $123,750 at April 30, 2006.

Due to the common control and absence of non-controlling minority interests in PRG, the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 , and not as a purchase. Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity (Charys) recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity (PRG), and not at fair value in the case where the purchase method of accounting applies. Accordingly, the initial $250,000 consideration was reflected in the accompanying 2005 consolidated balance sheet as a reduction of stockholders' equity. As required by SFAS No.141, the accompanying 2005 consolidated financial statements are presented as if the transfer had occurred as of the beginning of that period.

CCI  Telecom,  Inc.

Effective March 4, 2005, the Company, through a wholly-owned subsidiary, acquired all of the outstanding common stock of CCI Telecom, Inc. As initial consideration, the CCI shareholders received cash and 795,342 shares of Charys common stock, valued at $0.45 per share, which was the closing price on the acquisition date. In connection with this acquisition, Charys also issued 302,100 common stock to consultants required under an agreement dated February 27, 2004.

Under the terms of the purchase agreement, the CCI shareholders may also be entitled to additional earn-out consideration in cash or Charys common stock over a two-year period following the acquisition, based on the performance of CCI. Under the purchase agreement formula, the maximum amount of the earn-out liability could be $5.4 million. The purchase agreement also provided for potential additional consideration to be paid, either in cash or Charys common stock, based on both the future stock performance of Charys and future earnings performance of CCI (see Note 9 - Other Contingencies). Under the purchase agreement formula, the maximum amount of this additional consideration could have been $2.9 million. As of May 11, 2006, the conditions for the potential additional stock-based consideration were satisfied and this contingent obligation was canceled. Additional consideration resulting in future periods from the earn-out provision, if any, will be recorded to goodwill at the time this contingency is resolved, and is not reflected in the Company's purchase accounting for this acquisition.

The Company determined the total cost of the acquisition at $715,060, with $3.2 million in net liabilities assumed, resulting in an excess of consideration over value received of $3.9 million. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired contract backlog, which was valued at $172,000. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $3.7 million recorded as goodwill as of the acquisition date. The contract backlog intangible asset is being amortized at a rate which approximates the completion rate of the underlying acquired contracts. Due to the short term nature of the acquired contracts, this intangible asset was fully amortized during fiscal year 2006.

Method IQ, Inc.
Effective November 1, 2005, Charys acquired all outstanding common stock of Method IQ, Inc. MIQ shareholders received at closing a 5% secured promissory note for $5,250,000 and 525,000 shares of Charys common stock ("Initial Stock Tranche"), valued at $0.94 per share, The stock consideration also included 397,750 shares of Charys common stock ("Second Stock Tranche"), due 180 days after the effective date, with a make whole value of $4.00 per share on the last trading day before such issuance, and 397,750 shares of Charys common stock ("Second Stock Tranche"), due 365 days after the effective date with a make whole value of $4.00 per share on the last trading day before such issuance. A make whole provision exists for the Initial Stock Tranche of $4.50 average market price for at lease three consecutive Trading days prior to or including the date which is six months from the Effective date. The make whole provision requires, at Charys' option, that additional stock be issued in accordance with the agreement or additional cash on the date of the Third Stock Tranche. The purchase agreement also provides for potential additional consideration to be paid, either in cash or Charys common stock, based on both the future stock performance of Charys and future earnings performance of Method IQ (see Note 9 - Other Contingencies). As of May 11, 2006, the conditions for the potential additional stock-based consideration were satisfied and this contingent obligation was canceled.

The Company determined the total cost of the acquisition at $5.6 million with $1.2 million in net liabilities assumed, resulting in an excess of consideration over value received of $6.8 million. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired customer relationships, which was valued at $4.7 million. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $2.1 million recorded as goodwill as of the acquisition date. The customer relationships intangible asset is being amortized at a rate which approximates the remaining life of the underlying relationships, determined by the valuation to be eleven years.

Viasys Network Services, Inc. and Viasys Services, Inc. (collectively "Viasys") Effective November 1, 2005, the Company acquired all outstanding common stock of Viasys Network Services, Inc and Viasys Services, Inc. As initial consideration, the Viasys shareholders received cash and an 8% subordinated secured promissory note for $3,500,000. Under the purchase agreement, the Company placed common stock with a market value of $500,000 on the closing date in escrow pursuant to the Escrow Agreement which, among other matters, provides for the release of the Charys shares upon payment of the final installment of principal and interest on the promissory note. The final installment on the note is due fifteen months after the closing date. In connection with this acquisition, Charys also issued 4,879,967 common shares to consultants required under an agreement dated November 17, 2005.

The Company determined the total cost of the acquisition at $11.4 million, with $1.6 million in net liabilities acquired, resulting in an excess of consideration over value received of $13.0 million. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired customer relationships, which was valued at $2.1 million. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $10.9 million recorded as goodwill as of the acquisition date. The customer relationship intangible asset is being amortized at a rate which approximates the remaining life of the underlying relationships, determined by the valuation to be seven years.

Aeon Technologies, Ltd.
Effective April 9, 2006, a wholly-owned subsidiary of CCI acquired 100% of the net assets of Aeon. The Aeon partners received at closing a $226,000 note payable 30 days after closing, an 8% subordinated secured promissory note for $472,927, and 227,516 shares of Charys common stock valued at $4.00 per share. The secured promissory note is due in three payments of $157,642 on the anniversary of the closing date.

The Company determined the total cost of the acquisition at $1.6 million with $593,253 in net assets acquired, resulting in an excess of consideration over value received of $1.0 million. Based on an internal assessment, the Company determined than none of this excess value was attributable to amortizable intangible assets, and recorded the $1.0 million to goodwill.

LFC, Inc.
Effective April 30, 2006, LFC Acquisition Company, Inc, an indirect wholly owned subsidiary of Charys Holding Company, Inc merged with LFC, Inc. All LFC common stock and other equity security was cancelled and retired. The consideration LFC shareholders received was cash of $2.0 million and 562,840 shares of Charys common stock, valued at $2.64 per share, which was the closing price on the acquisition date. In connection with this acquisition, Charys also recorded $2.0 million in accrued acquisition costs for 250,000 unissued common shares to consultants required under an agreement dated April 24, 2006.

The Company determined the total cost of the acquisition at $5.7 million with $3.4 million in net assets acquired, resulting in an excess of consideration over value received of $2.3 million. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired customer relationships, which was valued at $307,000. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $2.0 million recorded as goodwill as of the acquisition date. The customer relationships intangible asset is being amortized at a rate which approximates the remaining life of the underlying , determined by the valuation to be twenty two years.

Summary  of  Assets  Acquired/Liabilities  Assumed
The following summary presents the estimated fair values of the assets acquired and liabilities assumed of the acquired companies as of the effective date of acquisitions:

                                                        CCI         Viasys     Method, IQ      LFC       AEON
----------------------------------------------------------------------------------------------------------------
Current assets                                     $  6,119,857    7,096,418    2,554,790   1,544,295    897,794
Property and equipment                                  715,108    5,999,792      615,460   4,028,213    191,034
Other non-current assets                                146,847      102,684       32,732       7,130          -
----------------------------------------------------------------------------------------------------------------
  Total assets acquired                               6,981,812   13,198,894    3,202,982   5,579,638  1,088,828
----------------------------------------------------------------------------------------------------------------
Current liabilities (other than debt obligations)     4,246,438    9,470,353    3,262,261     935,446    238,431
Debt obligations - Current portion                    6,258,939    4,361,330      978,484     211,048    121,177
Debt obligations - non-current portion                        -    1,012,893      147,062   1,010,811    135,917
----------------------------------------------------------------------------------------------------------------
  Total liabilities assumed                          10,505,377   14,844,576    4,387,807   2,157,305    495,525
----------------------------------------------------------------------------------------------------------------
Net assets acquired (liabilities assumed)          $ (3,523,565)  (1,645,682)  (1,184,825)  3,422,333    593,303
================================================================================================================
Total purchase price                                    715,060   11,386,935    5,643,998   5,701,136  1,614,242
  Excess of purchase price over net assets
    acquired (Liabilities assumed)                    4,238,625   13,032,617    6,828,823   2,249,913  1,020,939
  Less: Excess purchase price allocated to
    amortizable intangible assets                       172,000    2,090,000    4,740,000     307,000          -
----------------------------------------------------------------------------------------------------------------
Goodwill                                           $  4,066,625   10,942,617    2,088,823   1,942,913  1,020,939
================================================================================================================

Pro Forma Information
Unaudited pro forma information for the Company is presented below as if all acquisitions had taken place as of May 1 for each of the fiscal years presented. As previously noted, the acquisition of PRG was accounted for as a transfer of assets, and thus results of its operations for the years presented are included in the accompanying audited consolidated statements of operations and not as pro forma information. This pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the dates assumed. Amounts are stated in thousands, except for the per share data.

                                      Years Ended April 30,
                                      2006           2005
--------------------------------------------------------------
                                   (Unaudited)     (Unaudited)
Revenues                          $    84,983   $      79,901
Net loss                          $    (3,584)  $      (6,588)
Basic and diluted per share loss  $     (0.22)  $       (0.63)
--------------------------------------------------------------

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired. In accordance with SFAS 142, the Goodwill and indefinite-lived balances are not amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test. Other intangible assets are amortized over their useful lives, as applicable. The changes in the carrying value of goodwill are as follows:

---------------------------------------------------------------
Balance, April 30, 2004                            $          -
---------------------------------------------------------------
  Goodwill acquired through CCI acquisition           3,974,834
---------------------------------------------------------------
Balance, April 30, 2005                               3,974,834
---------------------------------------------------------------
  Goodwill acquired through VSI acquisition          10,942,617
  Goodwill acquired through CCI acquisition              91,791
  Goodwill acquired through Method IQ acquisition     2,088,823
  Goodwill acquired through LFC merger                1,942,913
  Goodwill acquired through AEON acquisition          1,020,939
---------------------------------------------------------------
Balance, April 30, 2006                            $ 20,061,917
---------------------------------------------------------------

Amortizable  intangible  assets  are  summarized  as  follows:

                                                              Years Ended April 30, 2005
                                                     ------------------------------------------------
                                       Useful lives  Gross Carrying Value   Accumulated Amortization
                                       ------------  ---------------------  -------------------------
DEFINITE LIFE INTANGIBLE ASSETS
  Contract backlog                           1 year  $             172,000  $                  43,000
-----------------------------------------------------------------------------------------------------
TOTAL DEFINITE LIFE INTANGIBLE ASSETS                $             172,000  $                  43,000
-----------------------------------------------------------------------------------------------------

                                                                Years Ended April 30, 2006
                                                      ------------------------------------------------
                                       Useful lives   Gross Carrying Value   Accumulated Amortization
                                       -------------  ---------------------  -------------------------
DEFINITE LIFE INTANGIBLE ASSETS
  Customer relationships               6 to 22 years  $           7,137,000  $                 364,741
  Contract backlog                            1 year                172,000                    172,000
------------------------------------------------------------------------------------------------------
TOTAL DEFINITE LIFE INTANGIBLE ASSETS                 $           7,309,000  $                 536,741
------------------------------------------------------------------------------------------------------

Aggregate amortization of intangible assets was $493,740 and $43,000, for the years ended April 30, 2006 and 2005, respectively. Estimated amortization expense is as follows:

-------------------------------------
Years ending April 30,
        2007                 $780,817
        2008                  780,817
        2009                  780,817
        2010                  780,817
        2011                  780,817
-------------------------------------

8.  DEBT

Short-Term Borrowings.
Borrowings due on demand or with stated maturities of less than one year are as follows at April 30, 2005 and 2004:

                                                                                              2006         2005
------------------------------------------------------------------------------------------------------------------
Unrelated parties:
  Prime plus 5.5% - 6%, Asset backed Notes, due on demand                                  $ 1,920,511  $4,550,000
  Libor plus 6%, Asset backed Notes, due on demand                                           2,105,840           -
  8% Note, due through February 2007, secured by Charys Stock                                3,469,952           -
  8% - 20% Individual Investor Notes, due through February 2007, secured by real property    1,426,241      89,000
  12 % Convertible Debenture, due December 2006, secured by Charys Stock                     1,000,000           -
  12% Mortgage Loan, due March 2007, secured by real property                                  800,000           -
  12% Bank Note, due August 2006, unsecured                                                    300,000           -
  Other                                                                                              -     165,000
------------------------------------------------------------------------------------------------------------------
      Total short-term borrowings - unrelated parties                                      $11,022,544  $4,804,000
==================================================================================================================
Related parties:
  5% Notes, due through September 2006, secured by MIQ Stock                               $ 5,000,000  $        -
  5% Notes, due through September 2006                                                       2,148,850           -
  Other                                                                                        147,321     308,512
------------------------------------------------------------------------------------------------------------------
      Total short-term borrowings - related parties                                        $ 7,296,171  $  308,512
==================================================================================================================

The convertible debenture is convertible into shares of common stock at the option of the holder.

The related party notes of $5,000,000 is due to Rock Creek Equity Holdings, LLC and the $2,148,850 is due to L.Ford Clark, Melysa and J. Clark and resulted due to the acquisition of MIQ and the merger with LFC, Inc respectively. Refer to the acquisitions footnote for further information regarding the transactions.

Long-Term  Debt.
Borrowings with stated maturities of greater than one year are as follows at April 30, 2006 and 2005:

                                                                        2006        2005
-------------------------------------------------------------------------------------------
Unrelated parties:
  8 % Convertible Debenture, due November 2008,
    secured by contract rights and assets                           $ 3,400,000   $      -
  Loans under asset backed security agreements,
    interest of 4.95% - 36 %, due through February 2011               2,160,973     32,356
  Construction Notes, interest rate based on prime plus 0.5% - 2%,
    due through April 2012, secured by equipment                      1,221,859          -
  Capital leases on equipment with finance companies
    due through January 2009                                            175,510     15,409
-------------------------------------------------------------------------------------------
    Total long-term debt - unrelated parties                          6,958,342     47,765
Less current portion                                                 (1,287,823)   (33,945)
-------------------------------------------------------------------------------------------
    Non-current debt - unrelated parties                            $ 5,670,519   $ 13,820
===========================================================================================
Related parties:
  6%-8%  Notes, due through April 2009                              $   822,677   $260,938
Less current portion of related parties note                           (507,392)         -
-------------------------------------------------------------------------------------------
Non-current debt - related parties                                  $   315,285   $260,938
===========================================================================================

Aggregate maturities required on all long-term debt at April 30, 2006 are as follows:

---------------------------------------
Years ending April 30,
        2007                 $1,795,215
        2008                  1,052,853
        2009                  4,095,354
        2010                    391,800
        2011                    282,450
     Thereafter                 163,346
---------------------------------------
                             $7,781,018
=======================================

The convertible debenture is convertible at the option of the holder until payment in full of the principal and accrued interest, all or any part of the principal amount of the debenture, plus redemption premium and accrued and unpaid interest, into common shares of the company stock.

The related party notes are with various officers or related parties of officers of the company or its subsidiaries, that arose due to the acquisitions.

CCI Debt Restructuring
As of the CCI acquisition on March 4, 2005, the credit facilities assumed by the Company and their status were as follows:

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

     - Effective April 25, 2005, Charys entered into an agreement (the "Agreement") with Frost Bank relating to the retirement of these credit facilities. Pursuant to the terms of the Agreement, Frost Bank unconditionally canceled the outstanding obligation due under the term loan, the balance at that time of which was $1.67 million. The terms under which Charys satisfied CCI's obligation to Frost Bank for the term loan were as follows:

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

     - Delivery of a put option by Charys to Frost Bank with respect to the Series C preferred stock held by Frost Bank to sell the shares to Michael J. Novak, the previous president of CCI, at a price of $3.50 per share.

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

9.  COMMITMENTS  AND  CONTINGENCIES

Commitments and contingencies not otherwise disclosed in these notes to the consolidated financial statements are as follows:

Operating  Leases
The Company and its subsidiaries lease office space, equipment, automobiles, and office equipment under long-term, non-cancelable operating leases expiring in various years through 2015. Total rent expense for all leases for the years ended April 30, 2006 and 2005 was $ 1,086,976 and $293,080. Future minimum lease payments under non-cancelable operating leases at April 30, 2006 are as follows:

---------------------------------------
Years ending April 30,
        2007                 $1,242,575
        2008                    734,994
        2009                    537,865
        2010                    373,024
        2011                    355,998
     Thereafter               1,044,342
---------------------------------------
                             $4,288,799
=======================================

Litigation  and  Claims

Dissenting  Former  CCI  Shareholders
On April 18, 2005, as a result of the March 4, 2005 merger with CCI Telecom, three former stockholders of CCI notified CCI of their intentions to pursue their rights as provided for under Nevada law demanding cash payment for their shares. The aggregate demand for cash payment by the three former stockholders is less than $250,000. The Company believes the former stockholders claims are without merit and intends to defend against this claim. The ultimate disposition and estimated loss exposure is not determinable at this time.

Lumbermen's Mutual Casualty Company
In November 2005, Charys closed upon a contract with certain parties ("Sellers") to acquire the outstanding stock of Viasys Network Services Inc. and Viasys Services Inc. (collectively "Viasys") as discussed in detail in a Current Report on Form 8-K as filed with the Securities and Exchange Commission (the
"Acquisition Agreement"). At the time of closing this transaction, numerous lawsuits were pending against Viasys. The Acquisition Agreement requires Sellers to indemnify Charys for all losses that exceed an aggregate of $1 million which may be incurred in connection with one particular lawsuit that was pending at the time of the closing of the Acquisition Agreement, Lumbermen's Mutual Casualty Company ("Plaintiff") v. Able Telecommunications & Power, Inc. ("ATP"), Transportation Safety Contractors, Inc. ("TSC") and Georgia Electric Company ("GEC") filed in September 2003 in the United States District Court, Northern District of Georgia, Atlanta Division. ATP, GEC and TSC are predecessors of Viasys and are hereinafter referred to as Defendants. In the lawsuit, Plaintiff seeks to recover approximately $4.5 million under a General Indemnity Agreement executed on March 6, 2000 between Plaintiff and Able Telecom Holding Corporation ("Able"), the former parent of Defendants. Plaintiff issued bonds on behalf of a subsidiary of Able, from the period of approximately April 2000 through August 2001. Plaintiff allegedly incurred various losses due to the subsidiaries' failure and inability to pay its subcontractors and suppliers on various jobs across the country and made various payments to bond claimants.

Subsequent to fiscal year 2006, in May 2006 the parties entered into a settlement agreement which provided for a payment of $200,000 cash to the Plaintiff and the issuance of 400,000 shares of Charys common stock with registration rights, and with the obligation to issue up to an additional 100,000 shares of common stock if the market price of the stock is less than $4.83 per share as of the close of business on the date of the first day the shares can be publicly sold without restriction.

Litigation  By  Former  Officers
The Company is in protracted litigation with two of its former officers, Benjamin Holcomb and Edward Acosta, resulting from Charys' termination of their employment contracts in July 2005. The former officers are seeking a combined $580,000 in damages for breach of their employment contracts and compensation due by Charys. Management believes these claims are without merit and intends to defend against them vigorously. As the litigation is in its early stages, estimated loss exposure, if any, is not determinable at this time and no effects of this contingency are included in the accompanying financial statements.

As more fully described in the Company's 2006 Annual Report on Form 10-KSB, these former officers have filed a series of other lawsuits alleging various improper actions and financial reporting by Company management. The suits claim unspecified monetary damages. The Company believes these claims are also without merit and has not recorded any loss contingency in the accompanying consolidated financial statements.

Other  Contingencies

IRS  Penalty  Assessment
The tax penalty contingency of PRG referred to in Note 6 relates to IRS penalty assessments associated with the timing and method used by PRG to pay payroll taxes, primarily relating to fiscal year 2004 before its acquisition by Charys. PRG had been notified of penalty assessments of approximately $375,000 relating to an erroneous method PRG had used to pay the taxes, which were included in accrued expenses in the accompanying 2005 consolidated balance sheet. The Company believed the amount of this assessment to be egregious in light of the circumstances that caused it. The IRS abated this penalty in its entirety during fiscal year 2006.

Contingent  Acquisition  Liabilities
The terms of the purchase agreements relating to the acquisition of CCI and LFC provide for additional ("earn-out") consideration in cash or Charys common stock to the selling stockholders of these companies based on the companies achieving future financial performance targets as specified in the agreements. Under the CCI purchase agreement formula, the maximum amount of this earn-out liability is $5.4 million over fiscal years 2006 and 2007, and no additional consideration was earned during 2006. Earn-out liability for LFC is $11.2 million over fiscal years 2007 - 2009. Under generally-accepted accounting principles, additional consideration resulting in future periods from these earn-out contingencies, if any, will be recorded to goodwill at the time the contingency is resolved. Accordingly, the accompanying consolidated financial statements do not include any potential effects of these contingencies, which could be material.

Acquisition  "Make-Whole"  Contingencies
The purchase agreements for the acquisition of CCI, MIQ, and the purchase of real estate from CCI Associates contain "make-whole" provisions, whereby Charys was committed to issuing additional common shares or paying cash to the sellers if the future market price of the Company's stock failed to achieve certain levels defined in the respective purchase agreements. The maximum additional consideration which could have been paid under the make-whole provisions relating to the CCI and MIQ acquisitions was $8.15 million. The maximum effect of the make-whole provision relating to the real estate purchase agreement was $905,000. The make-whole contingencies for MIQ and CCI had not been recorded, as they were also subject to the companies achieving future performance targets defined in the purchase agreements. The $905,000 make-whole contingency for CCI Associates real estate purchase was reflected in equity in the accompanying 2005 consolidated financial statements, as required by generally accepted accounting principles. As of May 11, 2006, Charys' common stock price had achieved the value required under these purchase agreements and was relieved of any potential obligations for these make-whole contingencies.

10.  RESERVES  FOR  CONTRACT  LOSSES

As more fully described in the Company's 2005 Annual Report, the Company had recorded a $500,000 reserve in the purchase accounting for the acquisition of CCI to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the March 4, 2005 acquisition date. Subsequent to the acquisition, CCI has utilized the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition. During the period March 4, 2005 to April 30, 2005, $150,000 of this reserve was utilized. The remaining reserve of $350,000 was utilized during the twelve months ended April 30, 2006 upon completion of the jobs related to the reserve.

The Company recorded in the third quarter a $750,000 reserve in the purchase accounting for the acquisition of Viasys to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the November 1, 2005 acquisition date. Subsequent to the acquisition, Viasys determined that the net billable value for costs and estimated earnings on uncompleted contracts as of November 1, 2005 acquisition date required and additional reserve of $2,156,000. The company recorded in the fourth quarter an additional reserve in the purchase accounting of $2,156,000. During the twelve months ended April 30, 2006, Viasys utilized $1,472,000 of the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition.

11.  STOCKHOLDERS' EQUITY

Preferred  Stock

Series A. On December 16, 2003, Spiderboy issued two consultants 500,000 shares each of Series A preferred stock. The Series A preferred stock is not entitled to receive any dividends and is not convertible into shares of Charys' common stock. A holder of the Series A preferred stock is entitled to 250 votes per share. The shares are not under any mandatory redemption requirements. The holders of shares of the Series A preferred stock of Spiderboy received one share of Series A preferred stock of Charys for every share of Series A preferred stock of Spiderboy.

Series B. On April 25, 2005, Charys issued Frost Bank 400,000 shares of Series B preferred stock (see Note 8 - CCI Debt Restructuring). The shares are non-voting, and each share is convertible into one share of Charys' common stock. The shares are not under any mandatory redemption requirements.

Series C. On July 29, 2005, Charys issued Frost Bank 500,000 shares of Series C preferred stock in as partial consideration for the retirement of CCI debt (see
Note 8 - CCI Debt Restructuring). The shares were valued at the $0.22 per share market price of the Company's common stock as of that date, for a total value of $110,000. The shares are non-voting, and each share is convertible into one share of Charys' common stock. The shares are not under any mandatory redemption requirements.

Common  Shares  Issued  under  Consulting  and  Purchase  Agreements
Charys signed a Consulting Agreement on February 27, 2004, with seven individuals. These consulting agreements grant up to 4,300,000 shares of Charys' common stock to the consultants in full consideration for general business consulting services to be provided, including business planning, acquisitions, and capital development. Shares to be issued under these agreements are to be:

     - One-third registered securities pursuant to a registration statement on Form S-8
     - One-third restricted shares under Rule 144, but possessing piggyback registration rights, and
     - Remaining one-third restricted shares under Rule 144 with no registration rights.

A liability of $1.3 million had been accrued as of April 30, 2004 for the initial 966,664 shares of common stock initially issuable under these agreements at a market value of $1.30 per share. During the year ended April 30, 2005, these shares were issued and the recorded liability was relieved. Of the remaining 3,333,336 shares of common stock available under Consulting Agreement, during the year ended April 30, 2006 a total of 1,871,327 shares became issuable. At April 30, 2006, the Company has a recorded liability of $2.5 million for these issuable shares included in accrued expenses in the accompanying 2006 consolidated balance sheet, which represents the market price of the stock at the various times these shares were earned. No contingent liability has been recorded for the remaining shares available for issue under the Consulting Agreement.

As presented in the accompanying 2006 consolidated statement of changes in shareholders' equity, a total of 5,862,857 shares common stock were issued in accordance with various agreements for consultant services, and for acquisition transactions described elsewhere in these notes. The Company assigned the current market price to these shares as of the time at which the parties became entitled to the shares, as management believes this provides the best indicator of value received.

Stock-Based  Compensation
The Company has two incentive stock option plans under which, in combination, provide for compensatory grants of common stock options to employees, directors and independent consultants and an option agreement with the Chief Executive Officer. The length of the option period under each plan is not to exceed ten years, and the exercise price must be at least 85% of the market price of the Company's common stock at the date of the grant. Options to purchase 7,327,222 are available under these plans and CEO agreement. Transactions under the plan and agreement are summarized below:

                                                               Weighted
                                                               Average
                                                  Shares    Exercise Price
--------------------------------------------------------------------------
Outstanding at April 30, 2004                   2,327,222             0.40
Granted                                         2,100,000             0.40
Exercised                                               -                -
Forfeited                                               -                -
--------------------------------------------------------------------------
Outstanding at April 30, 2005                   4,427,222             0.40
Granted                                         1,080,000             1.15
Exercised                                        (230,996)            0.36
Forfeited                                        (794,169)            0.40
--------------------------------------------------------------------------
Outstanding at April 30, 2006                   4,482,057             0.58
==========================================================================
Exercisable at April 30,2004                            -                -
Exercisable at April 30,2005                    4,427,222             0.40
Exercisable at April 30,2006                    4,482,057             0.58
--------------------------------------------------------------------------
Remaining reserved for grant at April 30, 2006  1,820,000
==========================================================================

Stock options granted to non-employee consultants was -0- and 200,000 in 2006 and 2005 respectively. The fair value and expense recognized for these options was $0 and $15,986 in 2006 and 2005 respectively.

Prior to February 1, 2006 the Company accounts for stock-based compensation to employees and directors in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", which allows the continued use of the intrinsic value method provided under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in lieu of a fair value measurement. The intrinsic method provides for the recognition of stock option expense at the value in which the market price exceeds that of the exercise price at the time the options are exercisable. Had compensation cost for the plan been determined on the fair value of the options on the grant date, the Company's net income and earnings per share would have been as follows:

                                                                   2006          2005
-----------------------------------------------------------------------------------------
Net loss, as reported                                          $(1,429,165)  $  (798,598)
  Deduct: Total stock-based employee compensation expense
    determined under fair value -based method for all awards,
    net of related tax effects                                    (100,000)     (465,500)
-----------------------------------------------------------------------------------------
Pro forma net loss                                             $(1,529,165)  $(1,264,098)
-----------------------------------------------------------------------------------------
Loss per share:
-----------------------------------------------------------------------------------------
  Basic and diluted - as reported                              $     (0.13)  $     (0.15)
  Basic and diluted - pro forma                                $     (0.14)  $     (0.23)
-----------------------------------------------------------------------------------------

Effective February 1, 2006, the company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of February 1, 2006 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the year ended April 30, 2006 was $0.

There were no options granted during the three months ended April 30, 2006. In calculating the impact for options granted prior to the effective date of SFAS 123 R, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Expected volatility has been calculated based on the historical volatility of the company's stock prior to the grant date. The expected term represents the option exercise period of ten years. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated life of the option grant.

Variables  used  under  this  model  were  as  follows:

                              2006        2005
-----------------------------------------------
Expected dividends             -0-         -0-
Risk-free interest rate       4.43%       4.09%
Volatility                      45%         29%
-----------------------------------------------

Common  Stock  Warrants
During the year ended April 30, 2006, the Company issued warrants totaling 3,390,469 shares of common stock to various financing institutions and private parties in connection with financing and acquisition activities. The Company used the Black-Scholes options pricing model for measuring the fair value of these warrants, resulting in a total recorded value of $1.7 million as reflected in the accompanying 2006 consolidated statement of changes in shareholders' equity. A summary of these warrants and valuation variables used is as follows:

-------------------------------------------
Expiration years                 2008-2013
Expected dividends                     -0-
Risk-free interest rate       4.09% - 4.81%
Volatility                        29% - 49%
-------------------------------------------

Earnings  Per  Share
The computation of basic and diluted earnings per share is as follows for the years ended April 30, 2006 and 2005.

                                                                       2006          2005
---------------------------------------------------------------------------------------------
NUMERATOR:
---------------------------------------------------------------------------------------------
  Net loss                                                         $ (1,429,165)  $ (798,598)
---------------------------------------------------------------------------------------------

DENOMINATOR:
---------------------------------------------------------------------------------------------
  Weighted average shares outstanding - basic                        11,034,626    5,382,983

  Effect of dilutive securities - common stock options, warrants,
    convertible Series B and C preferred stock                                -            -
---------------------------------------------------------------------------------------------
Weighted average shares outstanding - diluted                        11,034,626    5,382,983
---------------------------------------------------------------------------------------------

NET LOSS PER SHARE OF COMMON STOCK:
---------------------------------------------------------------------------------------------
  Basic and diluted                                                $      (0.13)  $    (0.15)
---------------------------------------------------------------------------------------------

12.  SEGMENT REPORTING

The Company's operations have been classified into three business segments, telecommunication infrastructure services, Call Center Systems and Software Integration, and general business support services. This segmentation best describes the business activities of the Company and how management assesses the Company's performance. Information about the nature of these segment services, geographic operating areas and customers is described in Note 1. Summarized financial information by business segment for fiscal years 2006 and 2005 is presented below. All segment revenues were derived from external customers. No segment information for 2005 is depicted for call center systems and software integration. As previously disclosed, the Company had no operations in this business segment until its purchase acquisition of MIQ on November 1, 2005. Amounts are stated in thousands.

                                                   Years Ended April 30,
                                                ---------------------------
                                                   2006           2005
---------------------------------------------------------------------------
Net revenues:
  Telecommunications infrastructure services    $   38,774   $       2,693
  General Business Services                          3,652           4,290
  Call Center Systems and Software Integration       6,147               -
---------------------------------------------------------------------------
                                                $   48,573   $       6,983
===========================================================================
Depreciation and amortization:
  Telecommunications infrastructure services    $    1,345   $         110
  General Business Services                             39              38
  Call Center Systems and Software Integration         318               -
---------------------------------------------------------------------------
                                                $    1,702   $         148
===========================================================================
Income (Loss) from operations:
  Telecommunications infrastructure services    $    1,303   $        (506)
  General Business Services                           (433)           (461)
  Call Center Systems and Software Integration         382               -
---------------------------------------------------------------------------
                                                $    1,252   $        (967)
===========================================================================
Interest expense:
  Telecommunications infrastructure services    $      913   $         136
  General Business Services                             21              20
  Call Center Systems and Software Integration         152               -
---------------------------------------------------------------------------
                                                $    1,086   $         156
===========================================================================
Segment assets:
  Telecommunications infrastructure services    $   44,613   $      11,802
  General Business Services                            329             385
  Call Center Systems and Software Integration       9,815               -
---------------------------------------------------------------------------
                                                $   54,757   $      12,187
===========================================================================
Goodwill:
  Telecommunications infrastructure services    $   17,973   $       3,975
  General Business Services                              -             385
  Call Center Systems and Software Integration       2,089               -
---------------------------------------------------------------------------
                                                $   20,062   $       4,360
===========================================================================

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                        Years Ended April 30,
                                                    ---------------------------
                                                       2006           2005
-------------------------------------------------------------------------------
Net revenues:
  Total for reportable segments                     $   48,573   $       6,983
  Corporate                                                  -             500
-------------------------------------------------------------------------------
  Total consolidated net revenues                   $   48,573   $       7,483
===============================================================================
Depreciation and amortization:
  Total for reportable segments                     $    1,702   $         148
  Corporate                                                  1               -
-------------------------------------------------------------------------------
  Total consolidated depreciation and amortization  $    1,703   $         148
===============================================================================
Loss from operations:
  Total for reportable segments                     $    1,252   $        (967)
  Corporate                                             (2,413)         (1,117)
-------------------------------------------------------------------------------
  Total consolidated loss from operations           $   (1,161)  $      (2,084)
===============================================================================
Interest expense:
  Total for reportable segments                     $    1,086   $         156
  Corporate                                                815              10
-------------------------------------------------------------------------------
  Total consolidated interest expense               $    1,901   $         166
===============================================================================
Segment assets:
  Total for reportable segments                     $   54,757   $      12,187
  Corporate                                              3,945              92
-------------------------------------------------------------------------------
  Total consolidated assets                         $   58,702   $      12,279
===============================================================================
Goodwill:
  Total for reportable segments                     $   20,062   $       3,975
  Corporate                                                  -               -
-------------------------------------------------------------------------------
  Total consolidated goodwill                       $   20,062   $       3,975
===============================================================================

Corporate revenues of $500,000 realized during the year ended April 30, 2005 relate to non-recurring fees earned in connection with Charys' assignment of its interests in a Commercial Real Estate and Sale Agreement, and are not relevant to any business segment. Corporate costs are allocated to business segments where management has determined the costs represent jointly used assets or are otherwise relevant to segment operations. Unallocated costs substantially represent general corporate development and acquisition activities.

13.  INCOME TAXES

The Company files a consolidated federal tax return with its subsidiaries. There was no current federal tax provision or benefit recorded for the years ended April 30, 2006 and 2005. The Company has net operating loss carryovers for income tax purposes of $13.7million as of April 30, 2006, which expire over the years 2013through 2021.

Deferred taxes were comprised of deferred tax assets of $6.3and 2.1 million, and $0deferred tax liabilities, as of April 30, 2006 and 2005. Deferred tax assets were derived substantially from the net operating loss carryovers available at these dates, and were computed at an effective combined federal and state income tax rate of 38%. Because it is uncertain as to whether the Company will have taxable income in future periods to realize any deferred tax benefits arising from the loss carryovers, the Company recorded an allowance that off-sets the entire balance of the deferred tax assets as of April 30, 2006 and 2005. Accordingly, no deferred tax effects are presented in the accompanying consolidated financial statements. The deferred tax asset valuation allowance increased by $4.2 million and $1.4 million during the years ended April 30, 2006 and 2005, with $3.7 million of the increase in 2006 attributable to net operating loss carryovers acquired in the purchases of MIQ and Viasys.

The following is a reconciliation from the expected federal statutory income tax rate to the Company's actual income tax rate for the years ended
April  30,  2006  and  2005:

                                       2006      2005
                                     ------------------
Income tax (benefit) expected        (0.34)%    (0.34)%
Valuation allowance                   0.34 %      0.34%
                                     -------  ---------

Actual income tax (benefit)               -%         -%
                                     =======  =========

14.  RELATED PARTY TRANSACTIONS

Transactions  with  related  parties  were  as  follows:

     - A significant customer of PRG is owned by an officer of PRG, who acquired this company in June 2005, prior to the acquisition of PRG by Charys. Net revenues (net of payroll costs) attributable to this customer were $95,696 and $681,018 for the years ended April 30, 2006 and 2005.

     - PRG provides support services to a company owned by the officers of PRG which had been in existence prior to the acquisition of PRG in 2005. Fees paid to PRG by this related company were $195,133 and $37,461 during the years ended April 30, 2006 and 2005.

     - PRG has a month-to-month operating lease for its office space with a PRG officer-employee, who was an owner of a predecessor company of PRG. Rent expense under the lease was $14,300 and $26,217 for the years ended April 30, 2006 and 2005.

     - An ICS officer made advances to ICS to fund operating expenses totaling $33,766 and $160,539 during the years ended April 30, 2006 and 2005. As disclosed in Note 17, this company was sold to its president effective August 1, 2005, resulting in a gain on sale to the Company of $229,044 during 2006.

     - Principal and interest payments totaling of $151,300 and $10,938 were made during the years ended April 30, 2006 and 2005 relating to the PRG acquisition note payable to Charys' Chief Executive Officer.

     - A short-term loan of $50,000 made to the Company by a shareholder during the year ended April 30, 2005 was exchanged for 240,000 common shares on June 6, 2005.

     - The Company received $1.1 million in cash from a company owned by the president of Viasys in exchange for a promissory note during the year ended April 30, 2006.

     - During the year ended April 30, 2006, the Company issued a $5.25 million promissory note to a company owned by the officers of MIQ in exchange for all outstanding common stock of MIQ. $250,000 of this note was paid by the Company in 2006.

     - During the year ended April 30, 2006, the Company recorded debt of $2.1 million owed to the seller and current president of LFC in exchange for all outstanding common stock of LFC. No amounts were due or paid regarding this debt during 2006.

     - The Company recorded debt of $700,000 to entities owned by the president of CCI for the asset purchase of Aeon during the year ended April 30, 2006. No amounts were due or paid regarding this debt during 2006.

     - The Company provided an advance of $72,142 to Rock Creek, which is owned by officers of MIQ.

15.  EMPLOYEE BENEFIT PLANS

The Company's operating subsidiaries sponsor contributory defined contribution retirement plans which cover substantially all of their employees over age 21 that have completed one year of service consisting of at least 1,000 hours of service. The plans are administered by third-party administrators. The sponsoring subsidiaries may elect to make matching contributions based upon a percentage of the participant's deferred salary contributions They may also elect to make additional contributions, the amount and timing of which is at the discretion of each sponsor's board of directors. Total amounts contributed to these plans were $0 and $6,726 for the years ended April 30, 2006 and 2005.

16.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash  Financing  and  Investing  Activities  -  2005
     - The acquisition of CCI was a non-cash transaction, other than the nominal amount of cash acquired and cash paid, as shown in the accompanying 2005 consolidated statement of cash flows. As disclosed in Note 6, the Company acquired $7.3 million in assets and assumed $6.3 million in current liabilities and debt in exchange for common stock and a seller note.

     - The Company purchased real estate property on April 29, 2005 in a non-cash transaction in which the Company acquired the property in exchange for common stock and assumption of mortgages and purchase related liabilities totaling $1.3 million.

     - On March 18, 2005, common stock valued at $1.3 million was exchanged for a liability due to consultants that had been accrued as of April 30, 2004 (see Note 11 - Common Shares Issued under Consulting and Purchase Agreements).

Non-Cash  Financing  and  Investing  Activities  -  2006
     - The acquisitions of MIQ, Viasys, LFC, and Aeon during fiscal year 2006 were non-cash transactions other than the nominal amount of cash acquired presented in the 2006 consolidated statements of cash flows. As disclosed in Note 6, the Company acquired a total of $23.1 million in assets and assumed $21.9 million in current liabilities and debt in exchange for common stock and seller notes.

     - A total of $310,224 in costs related to a new asset-based credit facility for CCI was capitalized, which included accrued expenses of $182,490 and a common stock warrant valued at $45,027. The cash portion of this transaction was $82,707, and is included in the accompanying 2006 consolidated statement of cash flows.

     - $2.05 million in CCI bank debt was retired in exchange for a $300,000 promissory note, preferred stock valued at $110,000, and $9,367 in accrued expenses relating to the retirement transaction (see
          Note 6 - CCI Debt Restructuring). The cash portion of this transaction was $34,278, and is included in the accompanying

          2006 consolidated statement of cash flows. In addition, accrued expenses of $100,000 were restructured into a short-term promissory note as a part of this debt restructuring.

     -    A  $50,000  short-term  loan  was  exchanged  for  common  stock.

     - The Company sold the common stock of ICS, issuing 40,000 shares of its common stock valued at $9,200 in exchange for transferring the net liabilities ICS to the buyer in the amount of $238,044 (see Note
          17).

     - $600,000 of short-term convertible debt was converted into common stock.

     - Common stock warrants with a total value of $1.7 million were granted in connection with acquisition and financing activities. $1.6 million of these warrants were capitalized as financing costs, included as other non-current assets in the accompanying 2006 balance sheet, and are being amortized over the life of the related debt instrument.

     - As disclosed in Note 11 (Common Shares Issued under Consulting and Purchase Agreements), the Company was liable to issue $2.5 million of common stock at April 30, 2006 to consultants as a result of acquisitions and financing activities in 2006. Of this amount, $1.4 million was included in the purchase price of the acquisitions, and was recorded as accrued acquisition costs in the accompanying 2006 consolidated balance sheet. $1.1 million of this liability was recorded to accrued expenses.

     - As disclosed in Note 6 (Acquisitions - LFC, Inc.), the Company was liable to issue $2.0 million of common stock to consultants as a result of the LFC acquisition. This non-cash transaction was recorded to accrued acquisition costs in the accompanying 2006 consolidated balance sheet.

Cash  Paid  for  Interest/Income  Taxes
Cash paid for interest was $732,832 and $145,198 for the years ended April 30, 2006 and 2005. Cash paid for income taxes was $28,331 and $0 for the years ended April 30, 2006 and 2005.

17.  DISCONTINUED  OPERATION

Effective August 1, 2005, the Company sold all outstanding common shares of ICS, a wholly-owned development stage subsidiary, to an officer of ICS. The Company issued the buyer 40,000 shares of Charys' common stock with a fair value of $9,200 in exchange for the buyer assuming net liabilities of ICS of $238,244, resulting in the Company realizing a gain on the sale of $229,044 as reflected in the accompanying 2006 consolidated statements of operations.

18.  SELECTED  QUARTERLY  CONSOLIDATED  FINANCIAL  DATA  (UNAUDITED)

                                            First       Second        Third         Fourth
                                           Quarter      Quarter      Quarter       Quarter
--------------------------------------------------------------------------------------------
Year Ended April 30, 2006
-------------------------
  Net revenues                            $6,055,196  $5,222,246   $21,769,487   $15,526,483
  Gross profit                            $1,241,172  $1,248,451   $ 4,050,331   $ 3,425,247
  Net earnings (loss)                     $1,200,117  $ (261,041)  $   364,896   $(2,733,137)
  Diluted net earnings (loss) per share   $     0.11  $    (0.03)  $      0.02   $     (0.18)

Year Ended April 30, 2005
-------------------------
  Net revenues                            $1,663,903  $1,286,108   $   975,216   $ 3,557,472
  Gross profit                            $  692,850  $  516,093   $   263,431   $   403,728
  Net earnings (loss)                     $  117,536  $   14,373   $  (821,891)  $  (108,616)
  Diluted net earnings (loss) per share   $     0.02  $     0.00   $     (0.16)  $     (0.02)

19.  SUBSEQUENT EVENTS

Material events occurring subsequent to April 30, 2006 not otherwise disclosed in other notes to these financials are as follows:

Crochet & Borel Services, Inc. Acquisition
On June 5, 2006 (effective May 1, 2006), Charys, Crochet & Borel Services, Inc. ("C&B"), and Troy Crochet closed an agreement whereby Mr. Crochet sold to Charys 249 shares of C&B, representing 49.8% of its outstanding capital stock. On a second closing date yet to be determined, Mr. Crochet has agreed to sell Charys the remaining 251 shares of C&B. In consideration for the sale of 100% of C&B stock, Charys agreed to pay $200 million. As of June 5, 2006, Charys delivered cash consideration of $1 million, a promissory note of $19 million, and 4 million common shares to the Seller. On the second closing date, Charys has agreed to deliver additional consideration of $80 million in cash and 3,333,000 common shares of Charys, subject to potential adjustments as defined in the Purchase Agreement. The Purchase Agreement provides for other terms and provisions, which are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB.

Steven  Posner,  Sean  Posner  &  Mel  Harris  Financing
On May 1, 2006, the Company borrowed $1 million from three individuals at 9.5% interest. The loan principal matures May 1, 2007. As additional consideration for the loan, the Company paid these individuals a fee collectively totaling 250,000 shares of Charys common stock and a warrant to purchase 100,000 shares of Charys common stock at $5.00 per share with registration rights. The proceeds of the loan were used as the non-refundable down payment for the acquisition of Crochet & Borel Services, Inc.

Mitchell  Site  Acquisition,  Inc.  Agreement
On June 20, 2006, a wholly-owned subsidiary of Charys, Ayin Holding Company Inc. ("Ayin"), executed an agreement for the acquisition of 100% of the outstanding capital stock of Mitchell Site Acquisition, Inc. for $27 million. The agreement is subject to Charys having obtained third party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction. Specific terms and provisions for this contingent acquisition are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB.

Complete  Tower  Sources  Stock  Purchase  Agreement
On June 20, 2006, Ayin entered into a stock purchase agreement with Complete Tower Sources Inc., a Louisiana corporation ("CTSI") and its sole shareholder, whereby Ayin would purchase all of the issued and outstanding capital stock of CTSI for the aggregate purchase price of $71 million, subject to adjustment as provided in the CTSI Stock Purchase Agreement. The CTSI Stock Purchase Agreement is subject to Charys having obtained third party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction. Specific terms and provisions for this contingent acquisition are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB.

Tower  Company  of  Louisiana,  LLC  Agreement
On June 20, 2006, Ayin executed a Tower Asset Purchase Agreement ("APA") and Tower Asset Exclusive Option Agreement ("Option Agreement") with The Tower Company of Louisiana, LLC ("TCLA"), and Boihem Investment Company, LLC, as sole member of TCLA (the "Seller"). At the closing of the APA, Ayin will purchase 53 of TCLA's cell towers and related tower assets for a fixed sum of $325,000 per tower, as defined in the APA. The agreements are subject to Charys having obtained third party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction. Specific terms and provisions for this contingent acquisition are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB.

Termination  of  the  Highgate  House  Financing
On May 19, 2006, Charys and various investors executed a Securities Purchase Agreement whereby the investors, for a total consideration of $12.2 million, purchased 1,300 shares of Charys' newly created Series D preferred stock. In addition, the investors were issued warrants for the purchase of 4,333,333 shares of Charys' common stock. Each warrant has an expiration date five years from date of issue and may be exercised at a price of $6.24 per share, subject to adjustment. The Series D preferred stock accrues "special payments" at the rate of $416.67 per month per share, accruing beginning on November 6, 2006, and the first payment due on November 30, 2006. The shares of the Series D preferred stock also accrue a quarterly cash dividend on their stated value of $10,000 at a rate of eight percent per annum. The Series D preferred stock is subject to mandatory redemption for cash (at the conversion amount plus unpaid dividends but minus any special payments) on the 30 month anniversary of initial issuance, and the failure to redeem on such date triggers penalties, including three percent monthly interest. The Series D preferred stock is subject to optional redemption by the holders, at a premium, upon certain triggering events. Contemporaneously with the execution and delivery of the agreement, the investors were granted registration rights with respect to the Registrable Securities (as defined in a Registration Rights Agreement), under the Securities Act of 1933 which required Charys to file a registration statement within 90 days of the Series D Closing Date and to have it declared effective within 90 days thereafter.