Form 10KSB/A
period 2006-04-30
CHARYS HOLDING CO INC
filed 2006-08-28
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2006.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                         ------    --------

                          COMMISSION FILE NO. 000-18292

                          CHARYS HOLDING COMPANY, INC.
                  (Name of small business issuer in its charter)


                  DELAWARE                               54-2152284
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

   1117 PERIMETER CENTER WEST, SUITE N415                  30338
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

     Documents incorporated by reference: Items 1, 2, 3, and 4 of Part I and Items 5, 6, 7, 8, 8A, and 8B of Part II of this Form 10-KSB/A, Amendment No. 1 incorporate by reference the registrant's Form 10-KSB for the fiscal year ended April 30, 2006, filed on August 23, 2006.

                                                     TABLE OF CONTENTS

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .   1
Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .   1
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .   2
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure . . . . . . .   2
Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 8B.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
          Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                EXPLANATORY NOTE

     On August 23, 2006, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the annual period ended April 30, 2006. This Amendment No. 1 to our Annual Report on Form 10-KSB/A, Amendment No. 1, is being filed to add information for Items 9, 10, 11, 12 and 14 which was to be incorporated by reference from our proxy statement for 2006, which will not be filed within the time prescribed by the Exchange Act. We are also amending Item 13, which contains a list of exhibits to reflect documents described in Item 9. The filing of this Form 10-KSB/A, Amendment No. 1, is not an admission that our Form 10-KSB for the year ended April 30, 2006, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB. We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.     BUSINESS.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

ITEM 2.     DESCRIPTION OF PROPERTY.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

ITEM 3.     LEGAL PROCEEDINGS.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

ITEM 7.     FINANCIAL STATEMENTS.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

ITEM 8A.    CONTROLS AND PROCEDURES.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

ITEM 8B.    OTHER INFORMATION.

     Incorporated by reference from the Registrant's report on Form 10-KSB dated August 23, 2006.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth information concerning the directors and executive officers of Charys as of the date of this Annual Report:

NAME                AGE                        POSITION                         CLASS  DIRECTOR SINCE
------------------  ---  -----------------------------------------------------  -----  --------------
Billy V. Ray, Jr.   47      Chairman, Chief Executive Officer, and Director       C         2004
Raymond J. Smith    53   Vice President, Chief Financial Officer and Secretary   N/A        N/A
Michael Oyster      48                Vice President and Director                 A         2004
John Jordan         66                         Director                           C         2004
H. Alec McLarty     60                         Director                           B         2004
Neil L. Underwood   36                         Director                           B         2004
David S. Gergacz    56                         Director                           B         2004
Catherine B. McKee  58                         Director                           B         2004
Gisle Larsen        48                         Director                           A         2004
Dennis C. Hayes     55                         Director                           A         2004

     The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. The number of the directors may be fixed from time to time by resolution duly passed by our board. Our board has fixed the number of our directors at ten. At present we have only nine directors. At our next meeting of stockholders, we expect to fill the vacancy on our board. Our board is now classified, or staggered with the directors serving one to three year terms. Messrs. Ray and Jordan are Class C directors and each serves a three year term, expiring in 2007. Messrs. McLarty, Underwood and Gergacz and Ms. McKee are Class B directors and each serves a two year term, expiring in 2006. Messrs. Larsen, Oyster and Hayes are Class A directors and each serves a one year term, expiring in 2006.

     Each director will hold office for the term for which elected and until his successor is elected and qualified or until his earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually. There are no family relationships among the directors and officers of Charys.

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

     Billy V. Ray, Jr. served as our president from December 2003 until June 25, 2004 when he was elected chairman of the board and as chief executive officer. From September 2003 until the present, Mr. Ray has served as chief executive officer of Flagship Holdings, Inc. a single purpose corporation organized to function as an insurance holding company. From January 2004 until June, 2005, Mr. Ray served as vice president of Realm National Insurance Company and was on the board of directors of Realm. From October 2001 until November 2003, he served as chief financial officer of Patton Management Group, Inc. From December 2000 until October 2001, Mr. Ray was executive vice president of mergers and acquisitions for Bracknell Corporation, Inc., a publicly traded company. From January 1997 to December 2000, he was chairman, chief executive officer, chief financial officer, and consultant of Able Telcom Holding Corporation, Inc., a publicly traded company. From 1995 to 1997, he was the president and founder of Ten-Ray Utility Construction, Inc., a utility construction company, which operated primarily in Colorado, Oklahoma and Washington, DC, as a contractor and consultant on cost-plus projects for Alcatel North America and Lockheed Information Systems. Mr. Ray also served from 1990 to 1992 as a member of the board of directors and as a member of the Audit Committee and the Insurance and Profit Sharing Plan Committee of Dycom Industries, Inc., a New York Stock Exchange publicly traded company. Mr. Ray has a B.A. in accounting from the University of North Carolina at Greensboro, and has been a certified public accountant since 1982.

     Raymond J. Smith was a financial consultant from 2000 until his election as our chief financial officer on June 25, 2004. In addition, Mr. Smith is a vice president and our corporate secretary. From 1997 to 2000, Mr. Smith was chief financial officer for Professional Sports Car Racing, Inc. in Tampa, Florida. From 1993 until 1997, he was chief financial officer for Winter Brook Beverage Group, Inc. in Bellevue, Washington. From 1985 until 1993, he was vice president of finance for National Beverage Corp., a publicly traded company, in Ft. Lauderdale, Florida. From 1979 until 1985, he was the controller of Burnup & Sims, Inc., a publicly traded company, in Ft. Lauderdale, Florida. Mr. Smith has a B.S. in accounting from Philadelphia University and an MBA in finance from Temple University.

     Michael Oyster has more than 25 years of experience in the communications, computer hardware and software industries. From 2003 until he was elected a vice president of Charysin 2006, Mr. Oyster was the president and chief operating officer of Zoetics LLC. From 1999 through 2001, he held several positions including president at the Fusion companies. From 1998 through 1999, he was president of Network Plus, Inc. Mr. Oyster has a B.A. in liberal arts from Olivet College and an M.S. in management from Purdue University.

     John Jordan founded the Jordan Companies in 1959, a group of privately held, diversified companies engaged in energy related engineering, manufacturing and marketing activities, defense and aerospace consulting and international negotiations and representation. He has served as chief executive officer and president of these companies for over 20 years. Mr. Jordan served as an officer in both the United States Air Force and the United States Marine Corps. He is a graduate of Stanford University, the Marine Corps Command and Staff College, the National Defense University-Industrial College of the Armed Forces program, the Naval War College.

     H. Alec McLarty, from 1996 until 2001, was chief executive officer of Clarion Resources Communications Corp. From 1999 until December 2000, Mr. McLarty was a director of Abel Telecom Holding Inc., a publicly traded company. Mr. McLarty has served in various capacities from chief operating officer to chairman of the board of three major textile companies, manufacturing socks and pantyhose. He entered the telecom industry in 1987 and founded his first telecommunications company, U. S. Telnetics Inc., which was subsequently sold to Resurqens Communication Corp. Mr. McLarty has founded several other telecom companies and served as chief executive officer and chairman of each, the latter one in 1993 being a joint venture with Telenor (the telephone company in Norway) as the majority stockholder. This venture established offices in Atlanta, New York, Los Angeles and

Miami for domestic operations while establishing international companies with offices in Oslo, Luxembourg, London, Rome, Karachi, Hong Kong, and Kuala Lumpur. During the last 10 years, Mr. McLarty served as a director of several public companies, with responsibilities ranging from chairman of the board to chairman of the audit committee to chairman of the compensation committee. Mr. McLarty is a graduate of the University of Georgia, with a B.A. in political science.

     Neil L. Underwood currently serves as a consultant for S1 Corporation, a publicly traded company. Mr. Underwood has been with S1 since 1991. While working at S1, Mr. Underwood continues to develop Underwood Ventures, LLC, an 11 year-old real estate holding company focusing on commercial and residential real estate in the Atlanta market. Additionally, Mr. Underwood is a principle in Underwood Ventures, a real estate holding company, and a partner in HF Development, a land development company. Mr. Underwood is a certified cash manager. He is an honors graduate of Georgia Institute of Technology, with a B.S. in industrial engineering.

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

     Catherine B. McKee currently serves as senior vice president and director at General Dynamics C4 Systems. Ms. McKee has been with General Dynamics since 2001. From 1977 through 2001, she was employed by Motorola and held various positions as senior vice president of business services, and corporate vice president of quality and administration. Ms. McKee has a B.S. in chemistry from the College of St. Elizabeth, is a graduate of the Arizona State University College Management Institute and is a fellow of the Kaiser Institute of Innovation and Intuition.

     Gisle Larsen since 2004 has been the chief executive officer of iPhone, an international telecom operator in Scandinavia. Prior to his service with iPhone, from 2002 until 2004, Mr. Larsen was a director of business development at n-Tel Communications Ltd., Dubai, United Arab Emirates. Mr. Larsen has 15 years of executive management level experience within the IT and telecommunications industries including two years from 2000 until 2002 as chief executive officer for iOnosphere Asia & Middle East Ltd., a company developing a regional telecom solutions presence in Asia, Africa and the Middle East. Prior to that assignment, Mr. Larsen served for four years with Telenor International as director of international markets from 1996 until 1998, and director of business development from 1998 until 2000, during which time he was responsible for the establishment of wholesale telecom businesses in nine countries. Before 1996, he worked with IBM, a publicly traded company and with BEST Decision Support Ltd., which he co-founded. Mr. Larsen has an MBA from the Norwegian School of Management.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee to assist our board in meeting its responsibilities with regard to oversight and determination of executive compensation and to review and make recommendations to the board with respect to major compensation plans, policies and programs of Charys. The committee shall consist of not fewer than two members of the board, with the exact number being determined by the board. Each member shall meet the independence and outside director requirements of applicable tax and securities laws and regulations and stock market rules. The members of the committee are H. Alec McLarty as chairman, Neil L. Underwood, and Gisle Larsen. We have adopted an amended charter for the compensation committee.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee also reviews and evaluates our internal control functions. The members of the committee are David S. Gergacz as chairman, Neil L. Underwood and Catherine B. McKee. We have adopted an amended charter for the audit committee.

     Audit committee members shall meet the requirements of the National Association of Securities Dealers and the criteria set forth below. The audit committee shall be comprised of at least three members of the board, with the exact number being determined by the board. Each member of the committee shall meet the independence and experience requirements of the applicable provisions of federal law and the rules and regulations promulgated thereunder and the applicable rules of The Nasdaq Stock Market. All members of the audit committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the audit committee shall have accounting or related financial management expertise.

     Specifically, the audit committee:

- Reviews and reassess the adequacy of its charter at least annually. Submits the charter to the board of directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

- Reviews our annual audited financial statements prior to filing or distribution. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

- In consultation with the management and the independent auditors, considers the integrity of Charys' financial reporting processes and controls. Discusses significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Reviews significant findings prepared by the independent auditors together with management's responses including the status of previous recommendations.

- Reviews the independence and performance of the auditors and annually recommend to the board of directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

- Approves the fees and other significant compensation to be paid to the independent auditors.

- On an annual basis, the audit committee should review and discuss with the independent auditors all significant relationships they have with Charys that could impair the auditors' independence.

- Reviews the independent auditors' audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

- Discusses certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

- Considers the independent auditors' judgment about the quality and appropriateness of Charys' accounting principles as applied in its financial reporting.

     The members of the audit committee are independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

     Our board of directors has determined that Mr. Gergacz is a financial expert. In addition, Mr. Gergacz is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee:

- Accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or

-    Be an affiliated person of the issuer or any subsidiary thereof.

     As defined by the Exchange Act, an audit committee financial expert means a person who has the following attributes:

- An understanding of generally accepted accounting principles and financial statements;

- The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

- Experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

- An understanding of internal controls and procedures for financial reporting; and

-    An understanding of audit committee functions.

     Mr. Gergacz has acquired the status of financial expert through experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions, and overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

     Nominating and Corporate Governance Committee. Our board of directors has created a nominating and corporate governance committee which exercises the power and authority to recommend the appropriate size and composition of our board, nominees for election to our board, and nominees for election to the committees. The committee shall consist of not less than three members of the board, with the exact number being determined by the board. Each member shall meet the independence requirements of applicable provisions of the federal securities laws and the rules promulgated thereunder and the applicable rules of The Nasdaq Stock Market. The members of the committee are Catherine B. McKee as chairman, H. Alec McLarty, and Dennis C. Hayes. We have adopted an amended charter for the nominating and corporate governance committee.

     Finance Committee. Our board of directors has created a finance committee which makes recommendations to the board of directors concerning financing matters related to acquisitions and the capital structure of Charys. The members of the committee are John Jordan as chairman and Dennis C. Hayes. We have adopted an amended charter for the finance committee. The committee will consist of a minimum of three members of the board of directors, the majority of whom shall meet the same independence and experience requirements of our audit committee and the applicable provisions of federal law and the rules and regulations promulgated thereunder and the applicable rules of The Nasdaq Stock Market. The members of the committee are recommended by the Nominating and Corporate Governance Committee and are appointed by and serve at the discretion of the board of directors.

     Executive Committee. Our board of directors has created an executive committee which exercises all the powers and authority of our board between regular or special meetings of the board in the management of our business and affairs, except to the extent limited by Delaware law. The members of the committee are Billy V. Ray, Jr. as chairman, H. Alec McLarty, David S. Gergacz, Catherine B. McKee, John Jordan, and Michael Oyster. We have adopted a charter for the executive committee.

CODE OF ETHICS FOR SENIOR EXECUTIVE OFFICERS AND SENIOR FINANCIAL OFFICERS

     We have adopted an amended code of ethics that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer. The code provides as follows:

- Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by Charys with the SEC or disclosed to our stockholders and/or the public.

- Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by Charys in its public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the SEC.

- Each officer shall promptly notify our general counsel, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or this Code of Ethics for Senior Executive Officers and Senior Financial Officers, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in Charys' financial reporting, disclosures or internal controls.

- Each officer shall immediately bring to the attention of our general counsel, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to Charys and the operation of its business, by Charys or any agent of Charys.

- Any waiver of this Code of Ethics for Senior Executive Officers and Senior Financial Officers for any Officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors. Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations, and listing standards.

     We have posted a copy of the code of ethics on our website at www.charys.com. We have filed with the SEC a copy of the code of ethics.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1117 Perimeter Center West, Suite N-415, Atlanta, Georgia 30338, telephone
(678) 443-2300, fax (678) 443-2320, or by e-mail info@charys.com.

CODE OF BUSINESS CONDUCT

     We have adopted a Code of Business Conduct which applies to Charys and all of its subsidiaries, whereby we expect each employee to use sound judgment to help us maintain appropriate compliance procedures and to carry out our business in compliance with laws and high ethical standards. Each employee of Charys is expected to read the Code and demonstrate personal commitment to the standards set forth in the Code. Our officers and other supervising employees are expected to be leaders in demonstrating this personal commitment to the standards outlined in the Code and recognizing indications of illegal or improper conduct. All employees are expected to report appropriately any indications of illegal or improper conduct. An employee who does not comply with the standards set forth in the Code may be subject to discipline in light of the nature of the violation, including termination of employment.

     We have posted a copy of the code of ethics on our website at www.charys.com. We have filed with the SEC a copy of the code of ethics.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1117 Perimeter Center West, Suite N-415, Atlanta, Georgia 30338, telephone
(678) 443-2300, fax (678) 443-2320, or by e-mail info@charys.com.

DIRECTORS COMPENSATION

     It is the policy of the board that compensation for independent directors should be equity-based. Employee directors are not paid for board service in addition to their regular compensation. Each non-employee director receives a fee for attending each meeting, $2,000 in person or $1,000 telephonic attendance, plus reasonable travel fees. In addition, non-employee directors may receive project fees of $250 per hour, and certain deal fees. Deal fees include an hourly fee to be approved by our board of directors for time spent on negotiations and/or due diligence, plus an introduction fee of two percent or a management fee (when the non-employee director plays a key role in the acquisition and negotiation process) of five percent of the purchase price to be paid in our stock, or if elected by the director stock, note and cash in the same proportion as paid to the seller. Also, non-employee directors will receive stock grants and options. For the director's initial term, the director will receive 20,000 shares of our common stock and an option to purchase 100,000 shares, and will receive the same for each successive year of service. Upon resignation or failing to be re-elected the director will receive an additional 50,000 shares of our common stock.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Messrs. Ray, Smith, Richard Mangiarelli (a former director), Edward Acosta (a former vice president), Ben Holcomb (a former president), Jordan, McLarty, Underwood, Gergacz, Oyster, Larsen, and Novak and Ms. McKee failed to timely file Form 3s and Form 4s during our fiscal year ended April 30, 2006. Messrs. Morgan Ralph DeLucia (a former vice president) and Hayes have not filed Form 3s and Form 4s during our fiscal year ended April 30, 2006.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The compensation program for our executives consists of three key elements:

-    A base salary;

-    A performance bonus; and

-    Periodic grants and/or options of our common stock.

     Base Salary. Our chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer.

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

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended April 30, 2006, 2005 and 2004 for services in all capacities rendered to us by the named executive officers. There was no other person serving as an executive officer of Charys at April 30, 2006, whose total annual salary and bonus exceeded $100,000.

                                      ANNUAL COMPENSATION                  LONG TERM COMPENSATION

                                                                           AWARDS                         PAYOUTS

                                                                           RESTRICTED   SECURITIES
                              FISCAL                        OTHER ANNUAL   STOCK        UNDERLYING        LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY      BONUS     COMPENSATION   AWARD(S)     OPTIONS/SARS (#)  PAYOUTS   COMPENSATION
Billy V. Ray, Jr.,              2006  $      -0-  $    -0-  $         -0-          -0-               -0-  $    -0-  $         -0-
Chairman, Chief                 2005  $      -0-  $    -0-  $         -0-          -0-               -0-  $    -0-  $         -0-
Executive Officer, and          2004  $      -0-  $    -0-  $         -0-          -0-               -0-  $    -0-  $         -0-
Director (1)

Raymond J. Smith,               2006  $      -0-  $    -0-  $         -0-          -0-               -0-  $    -0-  $         -0-
Vice President,                 2005  $      -0-  $    -0-  $         -0-          -0-           450,000  $    -0-  $         -0-
Secretary, and Chief            2004  $      -0-  $    -0-  $         -0-          -0-           150,000  $    -0-  $         -0-
Financial Officer (2)

--------------
(1) Mr. Ray's management contract commenced in 2004 and includes an automobile allowance of $500 per month.
(2) Mr. Smith's executive employment agreement commenced in 2004 and includes an automobile allowance of $500 per month.

     As of the date of this Annual Report, none of our executive officers receive any perquisites which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus, although they may receive some perquisites in the future.

EMPLOYMENT AGREEMENTS

     On June 15, 2004, Billy V. Ray, Jr. and Raymond J. Smith executed employment agreements with us. On June 25, 2004 at a Special Meeting of Directors, the full board approved the foregoing employment agreements. Each agreement terminates on November 30, 2006, subject to an automatic renewal provision. The basic terms of each agreement are as follows:

- Pursuant to the terms of Mr. Ray's agreement with us, Mr. Ray serves as our chief executive officer. Mr. Ray's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Ray receives a base salary which varies according to the levels of our revenue. Mr. Ray is eligible to receive a bonus, car allowance and other benefits in addition to his base salary. As part of his compensation pursuant to the employment agreement, Mr. Ray also received an option to purchase 10,000 shares of our common stock.

- Pursuant to the terms of Mr. Smith's agreement with Charys, Mr. Smith serves as our vice president and chief financial officer. Mr. Smith's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Smith receives a base salary which varies according to the levels of our revenue. Mr. Smith is eligible to receive a bonus, car allowance and other benefits in addition to his base salary. As part of his compensation pursuant to the employment agreement,

     Mr. Smith also received an option to purchase 150,000 shares of our common stock as part of his agreement.

     On February 1, 2006 we executed an employment agreement with Michael Oyster. The agreement is for three years, or such earlier date on which Mr. Oyster's employment is terminated. On each anniversary of the agreement, the expiration date of the agreement shall be extended for one year unless Charys notifies Mr. Oyster to the contrary. Upon execution of the agreement, Mr. Oyster received 50,000 shares of our common stock. In addition, he was granted an incentive stock option to purchase 300,000 shares of our common stock at its then fair market value, which is immediately vested and exercisable. Mr. Oyster receives a base salary of $200,000 per year and a $500 per month automobile allowance.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE

                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                INDIVIDUAL GRANTS

      NAME         NUMBER OF SECURITIES         % OF TOTAL         EXERCISE OR BASE PRICE   EXPIRATION DATE
                        UNDERLYING         OPTIONS/SARS GRANTED            ($/SH)
                   OPTIONS/SARS GRANTED   TO EMPLOYEES IN FISCAL
                            (#)                    YEAR
Billy V. Ray, Jr.                    -0-                     -0-                       -0-              -0-
Raymond J. Smith                 600,000                    14.9%                     0.40          4/28/15

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS EXERCISE AND VALUATION TABLE

                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

NAME               SHARES ACQUIRED ON   VALUE REALIZED ($)     NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN-
                      EXERCISE (#)                            UNDERLYING UNEXERCISED      THE-MONEY OPTIONS/SARS
                                                              OPTIONS/SARS AT FY-END          AT FY-END ($)
                                                                       (#)

                                                            EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
Billy V. Ray, Jr.                  -0-                 -0-                     -0-/-0-                     -0-/-0-
Raymond J. Smith                   -0-                 -0-             600,000/600,000             600,000/600,000

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

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                     COMMON STOCK BENEFICIALLY     PREFERRED STOCK BENEFICIALLY
                                                             OWNED (2)                       OWNED (2)
                                                    ----------------------------  -------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)              NUMBER         PERCENT         NUMBER          PERCENT
--------------------------------------------------  -----------  ---------------  -------------  ----------------
Billy V. Ray, Jr. (3). . . . . . . . . . . . . . .    2,201,815              7.4      1,000,000             66.66
Raymond J. Smith (4) . . . . . . . . . . . . . . .      608,332              2.1            -0-               -0-
Michael Oyster (5) . . . . . . . . . . . . . . . .      493,332              1.7            -0-               -0-
John Jordan(6) . . . . . . . . . . . . . . . . . .       87,842                *            -0-               -0-
Neil L. Underwood. . . . . . . . . . . . . . . . .          -0-              -0-            -0-               -0-
David S. Gergacz . . . . . . . . . . . . . . . . . . .   85,000                *            -0-               -0-
Gisle Larsen (7) . . . . . . . . . . . . . . . . .      220,000                *            -0-               -0-
Dennis C. Hayes (8). . . . . . . . . . . . . . . .      185,000                *            -0-               -0-
Catherine B. McKee (9) . . . . . . . . . . . . . .       85,000                *            -0-               -0-
H. Alec McLarty. . . . . . . . . . . . . . . . . .       85,000                *            -0-               -0-
All directors and officers as a group (10 persons)    4,051,321             13.7      1,000,000             66.66
The Frost National Bank (10) . . . . . . . . . . .      400,000                *        500,000             33.33
Troy Crochet . . . . . . . . . . . . . . . . . . .    7,250,000             24.5            -0-               -0-

-----------------
*     Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Charys Holding Company, Inc., 1117 Perimeter Center West, Suite N-415, Atlanta, Georgia 30338. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding include (i) 29,613,433 shares outstanding as of July 31, 2006 and (ii) shares issuable by Charys pursuant to options or warrants held by the respective person or group that may be exercised within 60 days following July 31, 2006 ("Presently Exercisable Rights"). Presently Exercisable Rights are considered to be outstanding and to be beneficially owned by the person or group holding such rights for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.
(3) Includes 50,000 shares issuable pursuant to Presently Exercisable Rights. In addition, pursuant to the Amended and Restated Stock Purchase Agreement, Mr. Ray has the right to acquire an additional 2,237,222 shares of our common stock. In addition, Mr. Ray owns 1,000,000 shares of our Series A preferred stock which has the equivalent voting power of 250 million shares of our common stock. Consequently, Mr. Ray has total voting rights representing 252,185,150 shares of our common stock, which number exceeds our issued and outstanding common stock on the date of this Annual Report, even after considering the issuance of all of the shares potentially issuable upon conversion or exercise of all outstanding debentures, warrants and options described in this Annual Report.
(4)  Represent shares issuable pursuant to Presently Exercisable Rights.
(5)  Includes 425,000 shares issuable pursuant to Presently Exercisable Rights.
(6) Includes 63,825 shares currently issuable pursuant to a consulting agreement.
(7)  Include 200,000 shares issuable pursuant to Presently Exercisable Rights.
(8)  Include 100,000 shares issuable pursuant to Presently Exercisable Rights.
(9)  Include 100,000 shares issuable pursuant to Presently Exercisable Rights.
(10) The preferred shares held by Frost Bank do not have any voting rights. However, each share is convertible in one share of our common stock. Conversion rights with respect to the 500,000 shares of the Series C preferred stock do not begin until April 2007 and expire April 2009. Frost Bank has the right to demand registration of any shares of our common stock into which the preferred shares are converted. The address for Frost Bank is P.O. Box 1600, San Antonio, Texas 78296.

     Other than as stated herein, there are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Charys Holding Company, Inc.

     Other than as stated herein, there are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been several transactions between various officers, directors, and affiliates of Charys, specifically, Billy V. Ray, Jr., Richard Mangiarelli, Janet Risher, Richard Schmidt, Gerry Hall, and Michael J. Novak, all of which are more fully described in "Risk Factors" and "Description of Business" in Item 1 of this Annual Report.

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

ITEM 13.     EXHIBITS.

EXHIBIT
  NO.                                             IDENTIFICATION OF EXHIBIT
---------  ------------------------------------------------------------------------------------------------------------
 2.1*      Plan and Agreement of Merger Between Spiderboy International, Inc. and Charys Holding Company, Inc.
           dated June 25, 2005, filed as Attachment to Definitive Proxy Statement dated June 11, 2004, Commission file number 000-18292.
 2.2*      Amended and Restated Stock Purchase Agreement by and between Janet Risher, Richard Schmidt, and
           Billy V. Ray, Jr., dated May 25, 2004, filed as Exhibit 2.2 to an amended Form 8-K on June 1, 2004,
           Commission file number 000-18292.
 3.1*      Articles of Incorporation of Rogers Hardware and Lumber Company filed on February 11, 1959 with the
           State of Minnesota, filed as Exhibit 3.1 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
 3.2*      Certificate of Restated Articles of Incorporation of Rogers Hardware and Lumber Company filed on
           December 10, 1968 with the State of Minnesota, changing the corporate name to Component Systems,
           Inc., filed as Exhibit 3.2 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-
           18292.
 3.3*      Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc., filed as Exhibit 3.3 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
 3.4*      Modification of Statutory Requirements or Amendments of Articles of Incorporation of Prestine, Inc.
           filed on April 23, 1968 with the State of Minnesota, changing the corporate name to High Country
           Ventures, Inc., filed as Exhibit 3.4 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
 3.5*      Amendment of Articles of Incorporation of High Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc., filed as Exhibit 99.1 to an amended Form 8-K on March 7, 2001, Commission file number 000-18292.
 3.6*      Certificate of Designation, Preferences and Rights of Series A preferred stock of Spiderboy International,
           Inc. filed on February 24, 2004 with the State of Minnesota, filed as attachment D to amended
           Preliminary Proxy Statement on May 7, 2004, Commission file number 000-18292.
 3.7*      Certificate of Incorporation of Charys Holding Company, Inc. filed on April 16, 2004 with the State of
           Delaware, filed as Exhibit A to amended Preliminary Proxy Statement dated May 7, 2004, Commission file number 000-18292.
 3.8*      Certificate of Amendment of Certificate of Incorporation of Charys Holding Company, Inc. filed on May
           21, 2004 with the State of Delaware, filed as attachment C to Exhibit A of the Definitive Proxy Statement dated June 10, 2004, Commission file number 000-18292.
 3.9*      Certificate of Designation, Preferences and Rights of Series A preferred stock of Charys Holding
           Company, Inc. filed on April 28, 2004 with the State of Delaware, filed as attachment D to Definitive
           Proxy Statement dated June 10, 2004, Commission file number 000-18292.
 3.10*     Bylaws of Spiderboy.com, Inc., adopted April 28, 2004, filed as Exhibit B to amended Preliminary Proxy
           Statement dated May 7, 2004, Commission file number 000-18292.
 3.11*     Certificate of Exchange filed on October 13, 2000 with the State of Minnesota whereby Spiderboy.com,
           Inc. became a wholly-owned subsidiary of High Country Ventures, Inc., filed as Exhibit 3.11 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
 3.12*     Articles of Merger filed with the Delaware Secretary of State on June 30, 2004, filed as Exhibit 2.2 to
           Form 8-K on July 22, 2004, Commission file number 000-18292.
 3.13*     Articles of Merger filed with the Minnesota Secretary of State on July 1, 2004, filed as Exhibit 2.1 to
           Form 8-K on July 22, 2004, Commission file number 000-18292.
 4.1*      Certificate of Designation for Series B Preferred Stock, filed with the Secretary of State of Delaware on
           May 3, 2005, filed as Exhibit 4.1 to Form 8-K on May 25, 2005, Commission file number 000-18292.
 4.2*      Certificate of Designation for Series C Preferred Stock, filed with the Secretary of State of Delaware on
           May 3, 2005, filed as Exhibit 4.2 to Form 8-K on May 25, 2005, Commission file number 000-18292.
 4.3*      Certificate of Amendment  to the Certificate of Designation for Series B Preferred Stock, filed with the
           Secretary of State of Delaware effective July 25, 2005, filed as Exhibit 4.1 to Form 8-K on August 12,
           2005, Commission file number 000-18292.


 4.4*      Certificate of Amendment to the Certificate of Designation for Series C Preferred Stock, filed with the
           Secretary of State of Delaware effective July 25, 2005, filed as Exhibit 4.2 to Form 8-K on August 12,
           2005, Commission file number 000-18292.
 10.1*     Stock Purchase Agreement between Mark N. Pardo and Richard Mangiarelli and Richard Schmidt dated
           December 5, 2003, filed as Exhibit 2.1 to Form 8-K on December 12, 2003, Commission file number
           000-18292.
 10.2*     Promissory Note in the amount of $160,000 dated December 5, 2003, executed by Richard Mangiarelli,
           Richard Schmidt, and Spiderboy International, Inc., payable to the order of Mark N. Pardo, filed as
           Exhibit 10.1 to Form 8-K on December 12, 2003, Commission file number 000-18292.
 10.3*     Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy International, Inc., and
           Billy V. Ray, Jr., dated February 27, 2004 filed as Exhibit 2.1 to Form 8-K on March 10, 2004,
           Commission file number 000-18292.
 10.4*     Amended and Restated Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy
           International, Inc., and Billy V. Ray, Jr., dated May 25, 2004 filed as Exhibit 2.2 to Form 8-K/A on June
           1, 2004, Commission file number 000-18292.
 10.5*     Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2004 dated April 28, 2004, filed as attachment F to the Definitive Proxy Statement dated June 11, 2004, Commission file number
           000-18292.
 10.6*     Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
           Year 2004 dated April 28, 2004, filed as attachment G to the Definitive Proxy Statement dated June 11,
           2004, Commission file number 000-18292.
 10.7*     Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
           Inc., and Janet Risher dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated
           March 10, 2004, Commission file number 000-18292.
 10.8*     Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
           Inc., and Richard Schmidt dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.9*     Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
           Inc., and Paul Ferandell dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated
           March 10, 2004, Commission file number 000-18292.
 10.10*    Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
           Inc., and John Jordan dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated
           March 10, 2004, Commission file number 000-18292.
 10.11*    Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
           Inc., and Bruce Caldwell dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.12*    Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
           Inc., and Jimmy Villalobos dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.13*    Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
           Inc., and Ash Mascarenhas, dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.14*    Consulting Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy International,
           Inc., and Francis Zubrowski, dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.15*    Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
           International, Inc., and Janet Risher dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form
           8-K, dated March 10, 2004, Commission file number 000-18292.
 10.16*    Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
           International, Inc., and Richard Schmidt dated February 27, 2004, filed as Attachment E to Exhibit 2.1of
           Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.17*    Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
           International, Inc., and Paul Ferandell dated February 27, 2004, filed as Attachment E to Exhibit 2.1of
           Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.18*    Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
           International, Inc., and John Jordan dated February 27, 2004, filed as Attachment E to Exhibit 2.1of Form
           8-K, dated March 10, 2004, Commission file number 000-18292.


 10.19*    Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
           International, Inc., and Bruce Caldwell dated February 27, 2004, filed as Attachment E to Exhibit 2.1of
           Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.20*    Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
           International, Inc., and Jimmy Villalobos dated February 27, 2004, filed as Attachment E to Exhibit 2.1of
           Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.21*    Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
           International, Inc., and Ash Mascarenhas dated February 27, 2004, filed as Attachment E to Exhibit 2.1of
           Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.22*    Registration Rights Agreement Between Charys Holding Company, Inc.'s, predecessor, Spiderboy
           International, Inc., and Francis Zubrowski dated February 27, 2004, filed as Attachment E to Exhibit
           2.1of Form 8-K, dated March 10, 2004, Commission file number 000-18292.
 10.23*    Stock Purchase Agreement Between Charys Holding Company, Inc., Robert G. Barrow, Jr. and Mark D.
           Andrizzi dated April 21, 2004, filed as Exhibit 2.1 to Form 8-K on July 6, 2004, Commission file number
           000-18292.
 10.24*    Charter of Compensation Committee dated April 28, 2004, filed as Exhibit 10.25 to Form 10-KSB on
           August 17, 2004, Commission file number 00-18292.
 10.25*    Charter of Audit Committee dated April 28, 2004, filed as Exhibit 10.26 to Form 10-KSB on August 17,
           2004, Commission file number 00-18292.
 10.26*    Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Billy V. Ray, filed as Exhibit 10.28 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
 10.27*    Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Ben Holcomb, filed as Exhibit 10.29 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
 10.28*    Employment Agreement dated June 15, 2004 between Charys Holding company, Inc. and Raymond J.
           Smith, filed as Exhibit 10.30 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
 10.29*    Joint Venture Agreement between Ruby Belle, LLC, Ted C. Russell, and Charys Holding Company, Inc,
           filed as Exhibit 10.31 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
 10.30*    Option to Purchase Stock Agreement dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter, and Charys Holding Company, Inc., filed as Exhibit 10.32 to Form 10-KSB on
           August 17, 2004, Commission file number 00-18292.
 10.31*    Ground Lease dated May 26, 2004 between Realm Insurance Company, and Charys Holding Company,
           Inc. , filed as Exhibit 10.34 to Form 10-KSB on August 17, 2004, Commission file number 00-18292.
 10.32*    Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the
           Year 2004 dated July 19, 2004, filed as Exhibit 4.1 to a registration statement on Form S-8 on July 29,
           2004, Commission file number 333-117749.
 10.33*    Agreement and Contract for Sale dated April 29, 2005, between CCI Telecom, Inc. and CCI Associates,
           Inc., and filed as Exhibit 10.1 to Form 8-K on May 25, 2005, Commission file number 000-18292.
 10.34*    Agreement dated April 25, 2005, between Frost Bank, Contemporary Constructors, Inc., CCI Telecom,
           Inc., CCI Integrated Solutions, Inc., Berkshire Wireless, Inc., Michael J. Novak and Charys Holding
           Company, Inc., and filed as Exhibit 10.2 to Form 8-K on May 25, 2005, Commission file number 000-
           18292.
 10.35*    Real Estate Contract of Sale dated April 29, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys
           Holding Company, Inc., and filed as Exhibit 10.3 to Form 8-K on May 25, 2005, Commission file number
           000-18292.
 10.36*    Lease Contract dated May 1, 2005, between Gur Parsaad, CCI Telecom, Inc. and Charys Holding
           Company, Inc., and filed as Exhibit 10.4 to Form 8-K on May 25, 2005, Commission file number 000-
           18292.
 10.37*    Frost Registration Rights Agreement No.1 dated April 25, 2005, between The Frost National Bank and
           Charys Holding Company, Inc., and filed as Exhibit 10.5 to Form 8-K on May 25, 2005, Commission file number 000-18292.
 10.38*    Third Modification, Renewal and Extension Agreement between The Frost National Bank and
           Contemporary Constructors with respect to $2,177,083.45, dated January 1, 2005, and filed as Exhibit
           10.6 to Form 8-K on May 25, 2005, Commission file number 000-18292.
 10.39*    Third Modification, Renewal and Extension Agreement between The Frost National Bank and
           Contemporary Constructors with respect to $6,500,000.00, dated February 1, 2005, and filed as Exhibit
           10.7 to Form 8-K on May 25, 2005, Commission file number 000-18292.


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


 10.62*    Form of Employment Agreement between CCI Telecom, Inc. and Jimmy J. Taylor, dated March 4, 2005, filed as Attachment E to Exhibit 2.1 of Form 8-K on March 10, 2005, Commission file number 000-
           18292.
 10.63*    Form of Employment Agreement between CCI Telecom, Inc. and F. Dale Ponder, dated March 4, 2005, filed as Attachment E to Exhibit 2.1 of Form 8-K on March 10, 2005, Commission file number 000-
           18292.
 10.64*    Form of Employment Agreement between CCI Telecom, Inc. and Roger J. Benavides, dated March 4,
           2005, filed as Attachment E to Exhibit 2.1 of Form 8-K on March 10, 2005, Commission file number
           000-18292.
 10.65*    Employment Contract between Method IQ, Inc. and Jerry Harrison, dated December 22, 2005, filed as
           Exhibit 10.61 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
 10.66*    Employment Contract between Method IQ, Inc. and Gregory Buchholz, dated December 22, 2005, filed as Exhibit 10.62 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
 10.67*    Agreement and Plan of Merger by and among Charys Holding Company, Inc., LFC Acquisition
           Company, Inc., LFC, Inc., L. Ford Clark, Melysa B. Austin, and James E. Clark, Jr., dated April 24, 2006, filed as Exhibit 10.67 to Form 10-KSB on August 23, 2006, Commission file number 000-18292.
 10.68*    Securities Purchase Agreement by and between Charys Holding Company, Inc., and Gottbetter Capital
           Master, Ltd., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy
           Master Fund LLC, Casterligg Master Investments Ltd., and UBS O'Connor LLC F/B/O O'Connor Pipes
           Corporate Strategies Master Ltd., dated May 19, 2006, filed as Exhibit 10.68 to Form 10-KSB on August
           23, 2006, Commission file number 000-18292.
 10.69*    Securities Purchase Agreement by and among Charys Holding Company, Inc., Crochet & Borel Services,
           Inc. and Tony Crochet, effective May 1, 2006, and filed as Exhibit 10.1 to Form 8-K on June 8, 2006,
           Commission file number 000-18292.
 10.70*    Stock Purchase Agreement by and among Digital Communications Services, Inc., Billy B. Caudill and
           Daniel L. Osborne and Charys Holding Company, Inc., dated June 9, 2006, filed as Exhibit 10.70 to Form
           10-KSB on August 23, 2006, Commission file number 000-18292.
 10.71*    Employment Agreement between M. Ralph DeLucia and Charys Holding Company, Inc. , filed as Exhibit
           10.71 to Form 10-KSB on August 23, 2006, Commission file number 000-18292.
 10.72*    Settlement Agreement and Mutual Release dated June 5, 2006 by and between Lumbermens Mutual
           Casualty Company, Able Telecommunications & Power, Inc., Transportation Safety Contractors, Inc.,
           Georgia Electric Company (Able, TSC and GEC which are now known as Viasys Services, Inc.) and the parent company of Able, TSC and GEC, Charys Holding Company, Inc., and filed as Exhibit 10.1 to
           Form 8-K on June 14, 2006, Commission file number 000-18292.
 10.73*    Registration Rights Agreement dated June 2006 by and between the Registrant, and Lumbermens Mutual
           Casualty Company pursuant to that certain Settlement Agreement and Mutual Release by and among the Registrant, Lumbermens, Able Telecommunications & Power, Inc., Transportation Safety
           Controllers, Inc. and Georgia Electric Company, and filed as Exhibit 10.2 to Form 8-K on June 13, 2006,
           Commission file number 000-18292.
 10.74*    Certificate of Designation for Series D Convertible Preferred Stock filed May 19, 2006 with the Secretary of State of Delaware, and filed as Exhibit 2.1 to Form 8-K on May 23, 2006, Commission file number
           000-18292.
 10.75*    Press release issued May 22, 2006 announcing that a notice of redemption was delivered to the holders of the Registrant's 8% Secured Convertible Debenture issued on November 17, 2005 and that the Registrant had redeemed the aggregate principal amount of the debenture outstanding, plus accrued and unpaid interest up to and including May 19, 2006, and filed as Exhibit 99.1 to Form 8-K on May 23, 2006,
           Commission file number 000-18292.
 10.76*    Press release issued May 23, 2006 announcing details regarding the Redemption of the $4 Million
           Convertible Debenture issued November 2005 and the associated new sale of $13 million of its Series D
           Convertible Preferred Stock, and filed as Exhibit 99.2 to Form 8-K on May 23, 2006, Commission file number 000-18292.
 10.77*    Amended press release dated May 12, 2006 announcing satisfaction of "make-whole" provisions under agreements with CCI Telecom, Inc., CCI Associates, Ltd., and Method IQ, Inc., and filed as Exhibit 99.1 to Form 8-K on May 12, 2006, Commission file number 000-18292.
 10.78*    Initial press release dated May 11, 2006 announcing satisfaction of "make-whole" provisions under agreements with CCI Telecom, Inc., CCI Associates, Ltd., and Method IQ, Inc., and filed as Exhibit 99.2 to Form 8-K on May 12, 2006, Commission file number 000-18292.


 10.79*    Employee Stock Incentive Plan for the Year 2006, and filed as Exhibit 4.1 to Form S-8 on May 12, 2006,
           Commission file number 333-134091.
 10.80*    Non-Employee Consultants Retainer Stock Plan for the Year 2006, and filed as Exhibit 4.1 to Form S-8 on May 12, 2006, Commission file number 333-134091.
 10.81*    Quitclaim Deed, between Viasys Services, Inc. and VSI Real Estate Holding, Inc., dated February 15,
           2006, filed as Exhibit 10.63 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-
           18292.
 10.82*    Asset Purchase Agreement by and among Aeon Technologies, Ltd. and Contemporary Constructors
           Nevada, Inc., dated April 9, 2006, filed as Exhibit 10.64 to an amended Form 10-KSB on May 4, 2006,
           Commission file number 000-18292.
 10.83*    Office Lease by and between VSI Real Estate Holding, Inc., and Viasys Services, Inc., dated February 15,
           2006, filed as Exhibit 10.65 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-
           18292.
 10.84*    Secured Debenture of Charys Holding Company Inc. due December 22, 2006, filed as Exhibit 10.2 to an amended Form 8-K on December 27, 2005, Commission file number 000-18292.
 10.85*    Warrant to Purchase Common Stock of Charys Holding Company Inc. due December 22, 2008, filed as
           Exhibit 10.3 to an amended Form 8-K on December 27, 2005, Commission file number 000-18292.
 10.86*    Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2005, filed as Exhibit 4.1 to
           Form S-8 on December 19, 2005, Commission file number 333-130455.
 10.87*    Warrant  to  Purchase  Stock  issued  to Greater Bay Bank, N.A., dated August  1,  2005, filed as Exhibit
           10.1 to an amended Form 8-K on October 17, 2005, Commission file number 000-18292.
 10.88*    Amendment to Ground Lease dated November 30, 2004 between Realm Insurance Company, and Charys
           Holding Company, Inc., filed as Exhibit 10.36 to Form 10-QSB on March 22, 2005, Commission file number 000-18292.
 10.89*    Letter Agreement Between Charys Holding Company, Inc. and CCI Associates, LTD. dated March 4,
           2005, filed as Exhibit 10.38 to Form 10-QSB on March 22, 2005, Commission file number 000-18292.
 10.90*    Plan and Agreement of Triangular Between Charys Holding Company, Inc., Charys Acquisition
           Company, Inc. and CCI Telecom, Inc., filed as Exhibit 2.1 to Form 8-K on March 10, 2005, Commission
           file number 000-18292.
 10.91*    Deed of Trust Note between Viasys Services, Inc. and Comcorps, Inc, dated December 29, 2005, filed as
           Exhibit 10.91 to Form 10-KSB on August 23, 2006, Commission file number 000-18292.
 10.92*    Stock Purchase Agreement, dated June 20, 2006, between Ayin Holding Company Inc., a subsidiary of
           Charys Holding Company, Inc., Mitchell Site Acquisition, Inc., and Matthew B. Mitchell, filed as Exhibit
           10.1 to Form 8-K on June 27, 2006, Commission file number 000-18292.
 10.93*    Stock Purchase Agreement, dated June 20, 2006 between Ayin Holding Company Inc., a subsidiary of
           Charys Holding Company, Inc., Complete Tower Sources, Inc., and Lori H Mitchell, filed as Exhibit 10.2 to Form 8-K on June 27, 2006, Commission file number 000-18292.
 10.94*    Tower Asset Purchase Agreement and Tower Asset Exclusive Option Agreement, both dated June 20,
           2006 between Ayin Holding Company Inc., a subsidiary of Charys Holding Company, Inc., The Tower
           Company of Louisiana, LLC, and Lester Boheim, filed as Exhibit 10.3 to Form 8-K on June 27, 2006,
           Commission file number 000-18292.
 10.95*    Employment Agreement between Michael F. Oyster and Charys Holding Company, Inc., dated March 7,
           2006, filed as Exhibit 10.95 to Form 10-KSB on August 23, 2006, Commission file number 000-18292.
 10.96**   Charter of the Executive Committee of the Board of Directors of Charys Holding Company, Inc.
 10.97**   Amended Charter of the Compensation Committee of Charys Holding Company, Inc.
           Amended Charter of the Nominating and Corporate Governance Committee of Charys Holding Company,
 10.98**   Inc.
 10.99**   Amended Charter of the Audit Committee of Charys Holding Company, Inc.
 10.100**  Amended Charter of the Finance Committee of the Board of Directors of Charys Holding Company, Inc.
 14.1*     Code of Ethics, filed as Exhibit 14 to Form 10-KSB on August 17, 2004, Commission file number 000-
           18292.
 14.2**    Code of Business Conduct of Charys Holding Company, Inc.
 21.1*     Subsidiaries of the registrant.
 23.1*     Consent of Independent Certified Public Accountants.
 31.1**    Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
           18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 31.2**    Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
           18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.


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

---------------
*      Previously  filed
**     Filed  herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Miller, Ray, Houser & Stewart, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2006 were $275,000.

AUDIT-RELATED  FEES

     The aggregate audit-related fees billed Miller, Ray, Houser & Stewart, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2006 were $36,255.

ALL OTHER FEES

     There were no other fees billed by Miller, Ray, Houser & Stewart, LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHARYS HOLDING COMPANY, INC.

Date: August 28, 2006.
                                        By /s/ Billy V. Ray, Jr.
                                          ----------------------
                                           Billy V, Ray, Jr.
                                           Chief Executive Officer


                                        By /s/ Raymond J. Smith
                                          ---------------------
                                           Raymond J. Smith
                                           Chief Financial Officer

     As required under the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated:

       SIGNATURE                       TITLE                      DATE
----------------------  -----------------------------------  ---------------


/s/ Billy V. Ray, Jr.   Chairman, Chief Executive Officer,   August 28, 2006
----------------------             and Director
  BILLY V. RAY, JR.


 /s/ Raymond J. Smith   Vice President, Secretary and Chief  August 28, 2006
----------------------           Financial Officer
  RAYMOND J. SMITH


  /s/ Michael Oyster        Vice President and Director      August 28, 2006
----------------------
   MICHAEL OYSTER


/s/ Neil L. Underwood                Director                August 28, 2006
----------------------
  NEIL L. UNDERWOOD


   /s/ Dave Gergacz                  Director                August 28, 2006
----------------------
   DAVID S. GERGACZ


 /s/ Dennis C. Hayes                 Director                August 28, 2006
----------------------
   DENNIS C. HAYES


/s/ Catherine B. McKee               Director                August 28, 2006
----------------------
 CATHERINE B. MCKEE


  /s/ H. Alec McLarty                Director                August 28, 2006
----------------------
   H. ALEC MCLARTY