Form 10QSB
period 2006-07-31
CHARYS HOLDING CO INC
filed 2006-09-14
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2006.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2006, the issuer had 30,550,080 shares of its common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .   3
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   3
     Item 2.  Management's Discussion and Analysis, and Plan of Operation  16
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  28
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  29
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  29
     Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  31
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  32
     Item 4.  Submission of Matters to a Vote of Security Holders . . . .  32
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  32
     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  32
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 .  36
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 .  37
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 .  38
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 .  39

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                                  CHARYS HOLDING COMPANY, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                          JULY 31, 2006
                                           (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                    $      3,183,744
  Accounts receivables, net of allowance for doubtful accounts                       74,960,101
  Costs and estimated earnings in excess of billings on uncompleted
    contracts, net of contract loss provision                                         4,472,867
  Prepaid expenses                                                                    2,205,098
  Other current assets                                                                3,662,531
                                                                               -----------------
      Total current assets                                                           88,484,341
                                                                               -----------------

                                                                               -----------------
Property and equipment, net of accumulated depreciation
  and amortization                                                                   15,897,870
                                                                               -----------------

Other assets:
  Goodwill                                                                          147,107,363
  Amortizable intangible assets, net of accumulated amortization                      9,742,888
  Financing costs, net of accumulation amortization                                  21,160,088
  Other non-current assets                                                            3,973,559
                                                                               -----------------
      Total other assets                                                            181,983,898
                                                                               -----------------

        Total assets                                                           $    286,366,109
                                                                               =================

See notes to condensed consolidated financial statements.

                                  CHARYS HOLDING COMPANY, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                          JULY 31, 2006
                                           (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $     30,872,911
  Accrued expenses                                                                   11,345,827
  Accrued acquisition costs                                                          42,080,526
  Billings in excess of costs and estimated earnings on uncompleted contracts         1,091,404
  Deferred revenue                                                                    1,392,425
  Short-term borrowings:
    Unrelated parties                                                                22,723,402
    Related parties                                                                  24,936,171
  Current portion of long-term debt:
    Unrelated parties                                                                 1,332,652
    Related parties                                                                     465,192
                                                                               -----------------
      Total current liabilities                                                     136,240,510

Long-term debt:
  Unrelated parties                                                                   2,142,339
  Related parties                                                                       315,285

Mandatory redeemable preferred stock - Series D; $0.001 par value;
  1,300 shares authorized, issued and outstanding                                    13,000,000
                                                                               -----------------

        Total liabilities                                                           151,698,134
                                                                               -----------------

Stockholders' equity:
  Preferred stock; $0.001 par value; 5,000,000 shares authorized,
    1,500,000 shares issued and outstanding:
      Series A                                                                            1,000
      Series C                                                                              500
  Common stock; $0.001 par value; 300,000,000 shares authorized,
    17,069,804 issued and outstanding                                                    29,313
  Additional paid-in capital                                                        144,422,677
  Accumulated deficit                                                                (9,785,515)
                                                                               -----------------
    Total shareholders' equity                                                      134,667,975
                                                                               -----------------

        Total liabilities and shareholders' equity                             $    286,366,109
                                                                               =================

See notes to condensed consolidated financial statements.

                                     CHARYS HOLDING COMPANY, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                     Three Months Ended July 31,
                                                                 ------------------------------------
                                                                       2006               2005
                                                                 -----------------  -----------------
Net revenues                                                     $     25,045,404   $      6,055,196
Cost of revenues                                                       17,636,513          4,814,024
                                                                 -----------------  -----------------
  Gross profit                                                          7,408,891          1,241,172
                                                                 -----------------  -----------------

Operating expenses:
  General and administrative                                            5,777,202          1,407,971
  Depreciation and amortization                                         1,750,990            130,005
                                                                 -----------------  -----------------
    Total operating expenses                                            7,528,192          1,537,976
                                                                 -----------------  -----------------

                                                                 -----------------  -----------------
Income (loss) from operations                                            (119,301)          (296,804)
                                                                 -----------------  -----------------

Other income (expense):
  Gain on debt retirement                                                                  1,596,355
  Gain on sale of property and equipment, net                              17,229                  -
  Interest expense                                                     (3,449,271)          (105,195)
  Other income, net                                                         805.0              5,761
                                                                 -----------------  -----------------
    Total other (expense) income                                       (3,431,237)         1,496,921
                                                                 -----------------  -----------------

        Net (loss) income from operations, before income taxes         (3,550,538)         1,200,117

Income tax expense (benefit)                                                    -                  -
                                                                 -----------------  -----------------

Net (loss) earnings                                              $     (3,550,538)  $      1,200,117
                                                                 =================  =================


Per share data - basic:
  Net (loss) earnings                                            $          (0.15)  $           0.15
                                                                 =================  =================
  Weighted average common shares outstanding                           23,030,183          8,114,736
                                                                 =================  =================

Per share data - diluted:
  Net (loss) earnings                                            $          (0.15)  $           0.11
                                                                 =================  =================
  Weighted average common shares outstanding                           23,030,183         10,647,345
                                                                 =================  =================

See notes to condensed consolidated financial statements.

                                   CHARYS HOLDING COMPANY, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                    3 Months Ended July 31,
                                                             ------------------------------------
                                                                   2006               2005
                                                             -----------------  -----------------
Cash Flows From Operating Activities:
------------------------------------
Net (loss) earnings                                          $     (3,550,538)  $      1,200,117
Adjustments:
  Stock options expense                                               613,800                  -
  Stock issued for note interest                                       52,000                  -
  Income from debt retirement                                               -         (1,596,355)
  (Gain) loss on sale of property and equipment                       (17,229)               850
  Depreciation and amortization expense                             1,750,990            130,005
  Net change in current assets and liabilities                     23,095,753           (475,571)
                                                             -----------------  -----------------
        Net cash provided by (used in) operating activities        21,944,776           (740,954)
                                                             -----------------  -----------------

Cash Flows From Investing Activities:
------------------------------------
Purchase of property and equipment                                 (6,075,000)           (21,655)
Proceeds from sale of property and equipment                        1,282,541                  -
Cash acquired in acquisitions                                       1,200,127                  -
Decrease in other non-current assets                               (2,932,138)            37,599
                                                             -----------------  -----------------
        Net cash (used in) provided by investing activities        (6,524,470)            15,944
                                                             -----------------  -----------------

Cash Flows From Financing Activities:
------------------------------------
Proceeds from exercise of common stock options                         13,089                  -
Proceeds from sale of mandatory redeemable preferred stock         11,916,860                  -
(Increase) in capitalized financing costs, net                        265,191           (116,985)
Net proceeds (repayments) on short-term borrowings:
    Unrelated parties                                             (19,786,367)           (71,886)
    Related parties                                                (2,000,000)                 -
Net proceeds (repayments) on long-term debt:
    Unrelated parties                                              (3,968,281)           (21,538)
    Related parties                                                   (42,200)           (35,000)
                                                             -----------------  -----------------
        Net cash used in financing activities                     (13,601,708)          (245,409)
                                                             -----------------  -----------------

Net increase (decrease) in cash and cash equivalents                1,818,598           (970,419)
Cash and cash equivalents, beginning of period                      1,355,146          1,086,064
                                                             -----------------  -----------------

Cash and cash equivalents, end of period                     $      3,183,744   $        115,645
                                                             =================  =================

See notes to condensed consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                      (f/k/a Spiderboy International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JULY 31, 2006 AND 2005
                                   (Unaudited)

1.   BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited consolidated financial statements of Charys Holding Company, Inc. ("Charys" or the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 ("2006 Annual Report"). Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007.

2.   THE  COMPANY

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, as follows:

CCI  Telecom,  Inc.
Personnel  Resources  of  Georgia,  Inc.
Method  IQ,  Inc.
Viasys Services, Inc./Viasys Network Services, Inc. (collectively "Viasys") LFC, Inc.
Crochet  &  Borel  Services,  Inc.
Digital  Communications  Services,  Inc.
Ayin  Tower  Management,  Inc.
Ayin  Holding  Company,  Inc.

3.   GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 2006, the Company has a $48 million working capital deficit with a limited borrowing capacity. The present condition continues to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of certain acquired companies. Management's plan to improve its overall financial condition includes the following:

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

Specifically, Charys believes its access and expertise in the capital markets will result in additional working capital that will enable its present and future subsidiaries to increase revenue-generating activities, access and expertise which is typically constrained as individual private companies. It also believes continued strategic acquisitions of companies providing heretofore fragmented telecommunications construction and infrastructure services will provide the necessary integration to attain contracts of greater revenue volume and scope of services. Contract management operations of acquired companies will be reviewed and management replaced if necessary to improve gross profit performance to acceptable levels. In most cases, Charys intends to retain selling owners of acquired companies as senior management, who will receive a large majority of the purchase consideration by achieving specific revenue, gross profit and net income targets. Charys will seek reductions in employee costs by consolidating payroll, benefits, and employee insurance management for its subsidiaries under Personnel Resources of Georgia, Inc. ("PRG,") its PEO subsidiary. Business insurance and contract performance bonding, which represent significant expense to individual subsidiaries, will be centrally managed at the corporate level to achieve greater cost efficiencies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.  ACQUISITIONS

Crochet  &  Borel  Services,  Inc.
On June 5, 2006, the Company acquired all outstanding common stock of a Crochet & Borel Services, Inc. ("C&B") The C&B shareholders received cash of $1.0 million, a 4.74% short-term unsecured promissory note for $19 million, a contractual obligation for $40.5 million in additional cash consideration, and 7,258,000 shares of Charys common stock valued at a make-whole value of $12.50 per share (see Note 5). The Company determined the total cost of the acquisition at $160.0 million, with $38.7 million in net assets acquired, resulting in an excess of consideration over value received of $121.3 million. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible assets identified as having value was a non-compete agreement, which was valued at $3,250,000 and acquired customer relationships, which was valued at $760,000. Accordingly, these values were recorded in the purchase accounting as amortizable intangible assets, with the remainder of the excess consideration of $117.3 million recorded as goodwill as of the acquisition date. The non-compete agreement intangible asset is being amortized at a rate which approximates the remaining life of the underlying intangible asset, determined by the valuation to be one year. Customer relationships are being amortized over six years.

Digital  Communications  Services,  Inc.
Effective June 1, 2006, the Company acquired all outstanding common stock of Digital Communications Services, Inc. ("DCS"). As a result of the purchase, the Company incurred a contractual obligation to pay the DCS shareholders $640,000 and to issue $200,000 worth of shares of Charys common stock, based on the market price at closing. The Company determined the total cost of the acquisition at $840,000, with $412,369 in net liabilities assumed, resulting in an excess of consideration over value received of $1.3 million.

Summary  of  Assets  Acquired/Liabilities  Assumed
The following summary presents the estimated fair values of the assets acquired and liabilities assumed of the acquired companies as of the effective date of acquisitions:

                                                                               C&B          DCS
---------------------------------------------------------------------------------------------------
Current assets                                                             $153,204,698  1,445,833
Property and equipment                                                        2,290,833    108,784
Other non-current assets                                                         61,286
---------------------------------------------------------------------------------------------------
  Total assets acquired                                                     155,556,817  1,554,617
---------------------------------------------------------------------------------------------------
Current liabilities (other than debt obligations)                            84,889,189    983,958
Debt obligations - Current portion                                           31,580,107  1,013,028
Debt obligations - non-current portion                                          379,494          -
---------------------------------------------------------------------------------------------------
  Total liabilities assumed                                                 116,848,790  1,996,986
---------------------------------------------------------------------------------------------------
Net assets acquired (liabilities assumed)                                  $ 38,708,027   (442,369)
===================================================================================================
Total purchase price                                                        160,015,751    840,000
  Excess of purchase price over net assets acquired (Liabilities assumed)   121,307,724  1,252,369
  Less: Excess purchase price allocated to amortizable intangible assets      4,010,000          -
---------------------------------------------------------------------------------------------------
Goodwill                                                                   $117,297,724  1,252,369
---------------------------------------------------------------------------------------------------

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

                                            Three Months Ended July 31,
                                        ------------------------------------
                                              2006               2005
----------------------------------------------------------------------------
                                           (Unaudited)        (Unaudited)
Revenues                                $         25,149   $          11,293
Net (loss) earnings                     $         (3,623)  $           1,671
Basic (loss) earnings per share         $          (0.13)  $            0.11
Diluted (loss) earnings per share loss  $          (0.13)  $            0.08
----------------------------------------------------------------------------

Tower  Asset  Purchase
In addition to the business acquisitions described above, during the three months ended July 31, 2006, Ayin Holding Company Inc, a wholly-owned subsidiary of the Company entered into a Tower Asset Purchase Agreement and a Tower Asset Exclusive Option Agreement on June 20, 2006 to purchase 53 cell towers and related tower assets from The Tower Company of Louisiana, LLC ("TCLA") for an aggregate purchase price of $17,225,000 in cash, reflecting a price of $325,000 per cell tower. On July 11, 2006, the parties agreed to effect a partial closing on 19 of the 53 cell towers to be purchased under an agreement under the same terms and conditions of the Tower Asset Purchase Agreement. The aggregate purchase price for the 19 towers was $6,075,000, all of which was recorded to the cost of the towers, as the Company believes the price paid reflects the fair value of the towers purchased.

5.   COMMITMENTS  AND  CONTINGENCIES

Litigation  and  Claims

Dissenting  Former  CCI  Telecom,  Inc.  Shareholders
On April 18, 2005, as a result of the March 4, 2005 merger with CCI Telecom, Inc. ("CCI"), three former stockholders of CCI notified CCI of their intentions to pursue their rights as provided for under Nevada law demanding cash payment for their shares. The aggregate demand for cash payment by the three former stockholders is less than $250,000. The Company believes the former stockholders claims are without merit and intends to defend against this claim. The ultimate disposition and estimated loss exposure is not determinable at this time.

Lumbermen's  Mutual  Casualty  Company
In November 2005, Charys closed upon a contract with certain parties ("Sellers") to acquire the outstanding stock of Viasys Network Services Inc. and Viasys Services Inc. (collectively "Viasys") as discussed in detail in a Current Report on Form 8-K as filed with the Securities and Exchange Commission (the
"Acquisition Agreement"). At the time of closing this transaction, numerous lawsuits were pending against Viasys. The Acquisition Agreement requires Sellers to indemnify Charys for all losses that exceed an aggregate of $1 million which may be incurred in connection with one particular lawsuit that was pending at the time of the closing of the Acquisition Agreement, Lumbermen's Mutual Casualty Company ("Plaintiff") v. Able Telecommunications & Power, Inc. ("ATP"), Transportation Safety Contractors, Inc. ("TSC") and Georgia Electric Company ("GEC") filed in September 2003 in the United States District Court, Northern District of Georgia, Atlanta Division. ATP, GEC and TSC are predecessors of Viasys and are hereinafter referred to as Defendants. In the lawsuit, Plaintiff sought to recover approximately $4.5 million under a General Indemnity Agreement executed on March 6, 2000 between Plaintiff and Able Telecom Holding Corporation ("Able"), the former parent of Defendants. Plaintiff issued bonds on behalf of a subsidiary of Able, from the period of approximately April 2000 through August 2001. Plaintiff allegedly incurred various losses due to the subsidiaries' failure and inability to pay its subcontractors and suppliers on various jobs across the country and made various payments to bond claimants.

In May 2006, the parties entered into a settlement agreement which provided for a payment of $200,000 cash to the Plaintiff and the issuance of 400,000 shares of Charys common stock with registration rights, and with the obligation to issue up to an additional 100,000 shares of common stock if the market price of the stock is less than $4.83 per share as of the close of business on the date of the first day the shares can be publicly sold without restriction. The shares were valued at a current market price of $7.45, for a total value of $2.98 million. The effects of this settlement are included in the accompanying consolidated financial statements.

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

Government  Claim
On July 10, 2006 the Company received a letter from the New York Liquidation Bureau and the State of New York demanding the amount of $320,250 in rent on a lease between the Company and Realm National Insurance Company, which is in liquidation. The Company's position is that the conditions precedent to the effectiveness of the lease did not occur, in that the landlord did not obtain required permits to permit mining of minerals on the property that was intended. Accordingly, the Company believes there is no basis to the claim and no potential loss exposure.

Other  Contingencies

Contingent  Acquisition  Liabilities
The terms of the purchase agreements relating to the acquisition of CCI and LFC, Inc. ("LFC") provide for additional ("earn-out") consideration in cash or Charys common stock to the selling stockholders of these companies based on the companies achieving future financial performance targets as specified in the agreements. Under the CCI purchase agreement formula, the maximum amount of this earn-out liability is $5.4 million over fiscal years 2006 and 2007, with no additional consideration being earned during 2006. Earn-out liability for LFC is $11.2 million over fiscal years 2007 - 2009. Under generally-accepted accounting principles, additional consideration resulting in future periods from these earn-out contingencies, if any, will be recorded to goodwill at the time the contingency is resolved. Accordingly, the accompanying consolidated financial statements do not include any potential effects of these contingencies, which could be material.

Acquisition  "Make-Whole"  Contingencies
The purchase agreements for the acquisition of CCI, Method IQ, Inc. ("MIQ"), and the purchase of real estate from CCI Associates contain "make-whole" provisions, whereby Charys was committed to issuing additional common shares or paying cash to the sellers if the future market price of the Company's stock failed to achieve certain levels defined in the respective purchase agreements. The maximum additional consideration which could have been paid under the make-whole provisions relating to the CCI and MIQ acquisitions was $8.15 million. The maximum effect of the make-whole provision relating to the real estate purchase agreement was $905,000. The make-whole contingencies for MIQ and CCI had not been recorded, as they were also subject to the companies achieving future performance targets defined in the purchase agreements. The $905,000 make-whole contingency for CCI Associates real estate purchase was reflected in equity in the accompanying consolidated balance sheet, as required by generally accepted accounting principles. As of May 11, 2006, Charys' common stock price had achieved the value required under these purchase agreements and was relieved of any potential obligations for these make-whole contingencies.

The purchase agreement for the acquisition of C&B contains a make-whole provision, whereby Charys is committed to issuing additional common shares or paying cash to the seller if the future market price of the Company's stock fails to achieve a certain price level within a specific time period, as defined in the agreement (see Note 4). The maximum additional consideration which could be paid under the make-whole provision is approximately $91 million. Because the obligation to pay this additional consideration is not contingent upon future performance of C&B or other factors subject to uncertainty, the $91 million make-whole contingency has been reflected in equity in the accompanying consolidated balance sheet.

6.   RESERVES  FOR  CONTRACT  LOSSES

As more fully described in the Company's 2006 Annual Report, the Company had recorded a $2,906,000 reserve in the purchase accounting for the acquisition of Viasys to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the November 1, 2005 acquisition date. Subsequent to the acquisition, Viasys has utilized the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition. During the period February 1, 2006 to April 30, 2006, $1,472,000 of this reserve was utilized. During the three months ended July 31, 2006, Viasys utilized $946,464 of the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition.

7.   STOCKHOLDERS'  EQUITY

Stock-Based  Compensation
The Company has two incentive stock option plans under which, in combination, provide for compensatory grants of common stock options to employees, directors and independent consultants, and an option agreement with the Chief Executive Officer. The length of the option period under each plan is not to exceed ten years, and the exercise price must be at least 85% of the market price of the Company's common stock at the date of the grant. Options to purchase 7,327,222 are available under these plans and CEO agreement. Transactions under the plan and agreement are summarized below:

Outstanding at April 30, 2006                  4,482,057   0.40
Granted                                          280,000   8.15
Exercised                                        (56,908)  0.37
Forfeited                                        (28,085)  0.40
---------------------------------------------------------------
Outstanding at July 31, 2006                   4,677,064   1.04
===============================================================
Exercisable at July 31, 2006                           -      -
---------------------------------------------------------------
Remaining reserved for grant at July 31, 2006  1,540,000
---------------------------------------------------------------

Stock options granted to non-employee consultants was $25,000 and $0 in the three months ended July 31, 2006. and July 31, 2005 respectively. The fair value and expense recognized for these options was $139,500 and $0 in the three months ended July 31, 2006 and July 31, 2005 respectively.

Prior to February 1, 2006 the Company accounts for stock-based compensation to employees and directors in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", which allows the continued use of the intrinsic value method provided under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in lieu of a fair value measurement. The intrinsic method provides for the recognition of stock option expense at the value in which the market price exceeds that of the exercise price at the time the options are exercisable. In the three months ended July 31, 2005 there where no stock options issued to employees.

Effective February 1, 2006, the company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of February 1, 2006 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the three months ended July 31, 2006 was $474,300.

The company granted stock options during the three months ended July 31, 2006. In calculating the impact for options granted during the current reporting period, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Expected volatility has been calculated based on the historical volatility of the company's stock prior to the grant date. The expected term represents the option exercise period. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated life of the option grant. The option valuation variables for options granted in the three months ended July 31, 2006 are expected volatility of 129%, expected term of three years, and risk free interest rate of 4.88%.

Common  Stock  Warrants
During the three months ended July 31, 2006, the Company issued warrants totaling 4,333,333 shares of common stock to various investors in connection with the issue of the Series D preferred stock. Refer to Note 8 for further details on this transaction. The Company used the Black-Scholes options pricing model for measuring the fair value of these warrants, resulting in a total recorded value of $18.2 million to financing costs. The warrant valuation variables for these warrants are expected volatility of 81%, expected term of five years, and risk free interest rate of 4.42%.

Earnings  Per  Share
The computation of basic and diluted earnings per share is as follows for the three months ended July 31, 2006 and 2005.

                                                          Three Months Ended July 31, 2006
                                                         -----------------------------------
                                                               2006               2005
--------------------------------------------------------------------------------------------
NUMERATOR:
--------------------------------------------------------------------------------------------
Net (loss) earnings                                      $     (3,550,538)  $      1,200,117
--------------------------------------------------------------------------------------------

DENOMINATOR:
--------------------------------------------------------------------------------------------
  Weighted average shares outstanding - basic                  23,030,183          8,114,736

  Effect of dilutive securities - common stock options,
  warrants, convertible Series B and C preferred stock                  -          2,532,609
--------------------------------------------------------------------------------------------
Weighted average shares outstanding - diluted                  23,030,183         10,647,345
--------------------------------------------------------------------------------------------

NET (LOSS) EARNINGS PER SHARE OF COMMON STOCK:
--------------------------------------------------------------------------------------------
  Basic                                                  $          (0.15)  $           0.15
--------------------------------------------------------------------------------------------
  Diluted                                                $          (0.15)  $           0.11
--------------------------------------------------------------------------------------------

8.   REDEEMABLE  PREFERRED  STOCK

Termination  of  the  Highgate  House  Financing
On May 19, 2006, Charys and various investors executed a Securities Purchase Agreement whereby the investors, for a total consideration of $12.2 million, purchased 1,300 shares of Charys' newly created Series D preferred stock. In addition, the investors were issued warrants for the purchase of 4,333,333 shares of Charys' common stock. Each warrant has an expiration date five years from date of issue and may be exercised at a price of $6.24 per share, subject to adjustment. The Series D preferred stock accrues "special payments" at the rate of $416.67 per month per share, accruing beginning on November 6, 2006, and the first payment due on November 30, 2006. The shares of the Series D preferred stock also accrue a quarterly cash dividend on their stated value of $10,000 at a rate of eight percent per annum. The Series D preferred stock is subject to mandatory redemption for cash (at the conversion amount plus unpaid dividends but minus any special payments) on the 30 month anniversary of initial issuance, and the failure to redeem on such date triggers penalties, including three percent monthly interest. The Series D preferred stock is subject to optional redemption by the holders, at a premium, upon certain conditions as described in the Security Purchase Agreement. Contemporaneously with the execution and delivery of the agreement, the investors were granted registration rights with respect to the Registrable Securities (as defined in a Registration Rights Agreement), under the Securities Act of 1933 which required Charys to file a registration statement within 90 days of the Series D Closing Date and to have it declared effective within 90 days thereafter.

9.   SEGMENT  REPORTING

The Company's operations have been classified into five business segments, data and communication infrastructure, disaster restoration and remediation services, tower services and infrastructure services, technology implementation and integration and professional administrative services. This segmentation best describes the business activities of the Company and how management assesses the Company's performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company's 2006 Annual Report.

Summarized financial information by business segment for the three months ended July 31, 2006 and 2005 is presented below. All segment revenues were derived from external customers. No segment information for 2005 is depicted for disaster restoration and remediation services, tower services, and infrastructure services and technology implementation and integration. As more fully disclosed in the Company's 2006 Annual Report, the Company had no operations in these business segments until its purchase acquisitions of MIQ (technology implementation and integration) on November 1, 2005, LFC (tower services and infrastructure services) on April 30, 2006, and C&B (disaster restoration and remediation services) on May 1, 2006. Amounts are stated in thousands.

                                                  Three months Ended July 31,
                                             ------------------------------------
                                                   2006               2005
---------------------------------------------------------------------------------
Net revenues:
  Data and Communication Infrastructure      $         14,808   $          4,965
  Disaster Restoration and Remediation                  4,093                  -
  Tower Services and Infrastucture Services             2,684                  -
  Technology Implementation and Integration             2,532                  -
  Professional Administration Services                    928              1,090
---------------------------------------------------------------------------------
                                             $         25,045   $          6,055
=================================================================================
Depreciation and amortization:
  Data and Communication Infrastructure      $            533   $            123
  Disaster Restoration and Remediation                    967                  -
  Tower Services and Infrastucture Services                77                  -
  Technology Implementation and Integration               162                  -
  Professional Administration Services                     12                  7
---------------------------------------------------------------------------------
                                             $          1,751   $            130
=================================================================================
Income (Loss) from operations:
  Data and Communication Infrastructure      $            111   $            118
  Disaster Restoration and Remediation                    723                  -
  Tower Services and Infrastucture Services               711                  -
  Technology Implementation and Integration               (57)                 -
  Professional Administration Services                   (108)               (95)
---------------------------------------------------------------------------------
                                             $          1,380   $             23
=================================================================================
Interest expense:
  Data and Communication Infrastructure      $            243   $            102
  Disaster Restoration and Remediation                    553                  -
  Tower Services and Infrastucture Services                26                  -
  Technology Implementation and Integration                70                  -
  Professional Administration Services                      -                  3
---------------------------------------------------------------------------------
                                             $            892   $            105
=================================================================================
Segment assets:
  Data and Communication Infrastructure      $         43,719   $         13,812
  Disaster Restoration and Remediation                189,227                  -
  Tower Services and Infrastucture Services            16,686                  -
  Technology Implementation and Integration            12,408                  -
  Professional Administration Services                    437                578
---------------------------------------------------------------------------------
                                             $        262,477   $         14,390
=================================================================================
Goodwill:
  Data and Communication Infrastructure      $         20,450   $          3,975
  Disaster Restoration and Remediation                117,298                  -
  Tower Services and Infrastucture Services             4,066                  -
  Technology Implementation and Integration             5,293                  -
  Professional Administration Services                      -                  -
---------------------------------------------------------------------------------
                                             $        147,107   $          3,975
=================================================================================

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                         Three months Ended July 31,
                                                    ------------------------------------
                                                          2006               2005
----------------------------------------------------------------------------------------
Net revenues:
  Total for reportable segments                     $         25,045   $          6,055
  Corporate                                                        -                  -
----------------------------------------------------------------------------------------
  Total consolidated net revenues                   $         25,045   $          6,055
========================================================================================
Depreciation and amortization:
  Total for reportable segments                     $          1,751   $            130
  Corporate                                                        -                  -
----------------------------------------------------------------------------------------
  Total consolidated depreciation and amortization  $          1,751   $            130
========================================================================================
Income (Loss) from operations:
  Total for reportable segments                     $          1,380   $             23
  Corporate                                                   (1,499)              (320)
----------------------------------------------------------------------------------------
  Total consolidated loss from operations           $           (119)  $           (297)
========================================================================================
Interest expense:
  Total for reportable segments                     $            892   $           (105)
  Corporate                                                    2,557
----------------------------------------------------------------------------------------
  Total consolidated interest expense               $          3,449   $           (105)
========================================================================================
Segment assets:
  Total for reportable segments                     $        262,477   $         14,390
  Corporate                                                   23,889                 51
----------------------------------------------------------------------------------------
  Total consolidated assets                         $        286,366   $         14,441
========================================================================================
Goodwill:
  Total for reportable segments                     $        147,107   $          3,975
  Corporate                                                        -
----------------------------------------------------------------------------------------
  Total consolidated goodwill                       $        147,107   $          3,975
========================================================================================

10.  RELATED  PARTY  TRANSACTIONS

     - A short-term loan of $50,000 made to the Company by a shareholder during the year ended April 30, 2005 was exchanged for 240,000 common shares on June 6, 2005.

     - A former customer of PRG was owned by an officer of PRG. Net revenues (net of payroll costs) attributable to this customer were $0 and $43,489 for the three months ended July 31, 2006 and 2005.

     - PRG provides support services to a company owned by the officers of PRG. Fees paid to PRG by this related company were $106,746 and $43,993 during the three months ended July 31, 2006 and 2005. Amounts owed to PRG by this company, included in accounts receivable in the accompanying consolidated balance sheets, were $39,895 and $93,696 at July 31, 2006 and 2005.

     - PRG has a month-to-month operating lease for its office space with a PRG officer, who was an owner of a predecessor company of PRG. Rent expense under the lease was $5,200 and $3,900 for the three months ended July 31, 2006 and 2005.

     - Principal and interest payments totaling of $42,200 and $37,500 were made during the three months ended July 31, 2006 and 2005 relating to the PRG acquisition note payable to Charys' Chief Executive Officer.

     - The Company repaid $2 million of a seller promissory note relating to the MIQ acquisition during the three months ended July 31, 2006. The seller is a company owned by the current officers of MIQ.

     - The Company repaid a $1 million short-term loan from a company owned by an officer of Viasys during the three months ended July 31, 2006. The loan had been secured by real estate owned by Viasys, and was repaid upon sale of that property.

11.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

Non-Cash  Financing  and  Investing Activities -Three Months Ended July 31, 2005

     - A total of $310,224 in costs related to a new asset-based credit facility for CCI was capitalized, which included accrued expenses of $182,490 and a common stock warrant valued at $45,027. The cash portion of this transaction was $82,707, and is included in the accompanying 2005 consolidated statement of cash flows.

     - $2.05 million in CCI bank debt was retired in exchange for a $300,000 promissory note, preferred stock valued at $110,000, and $9,367 in accrued expenses relating to the retirement transaction. The cash portion of this transaction was $34,278, and is included in the accompanying 2005 consolidated statement of cash flows. In addition, accrued expenses of $100,000 were restructured into a short-term promissory note as a part of this debt restructuring.

     -    A  $50,000  short-term  loan  was  exchanged  for  common  stock.

Non-Cash  Financing  and Investing Activities - Three Months Ended July 31, 2006

     - The acquisition of C&B disclosed in Note 4 was substantially a non-cash transaction, in which $38.7 million of net assets, including cash of $1.2 million, were acquired by Charys paying $1 million in cash, issuing common stock and a promissory note to the seller, and incurring other contractual obligations to the seller.

     - The acquisition of DCS disclosed in Note 4 was a non-cash transaction, in which $440,000 of net liabilities were assumed by Charys incurring contractual obligations to issue stock and pay cash to the seller.

     - Common stock valued at $2 million was issued to settle an accrued acquisition expense.

     - Additional common stock consideration valued at $3.2 million was issued to the seller of MIQ, which the Company recorded to goodwill.

     - As disclosed in Note 5, the Company issued $3.0 million in common stock as part of the settlement of the Lumbermen lawsuit. The value of this stock, along with the $200,000 cash portion of the settlement, was recorded to Viasys goodwill, as this suit had represented an unreserved acquisition contingency.

12.  SUBSEQUENT EVENTS

C&B  Revolving  Credit  Facility
On August 28, 2006, the Company entered into a Senior Secured Revolving Credit Facility with New Stream Commercial Finance, LLC to provide up to $35 million to its wholly-owned subsidiary, C&B. The loan is secured by substantially all C&B assets, and the Company provided a pledge of the stock of C&B as additional collateral. Proceeds of the initial drawing on the revolver were used to refinance certain indebtedness of C&B and to repay a portion of a seller note issued at the closing of the C&B acquisition. The financing has a one-year term, and New Stream also received two million warrants to purchase shares of its common stock at $4.80 per share.

Convertible  Debt  Financing
On August 31, 2006, the Company closed a $20 million financing is in the form of subordinated convertible debt that carries a 10% coupon rate and a 24-month term, with the Debentures issued by Charys to a select group of new and existing institutional investors ("Investors"). The proceeds of the debt offering will be used to pay off sellers notes associated with previously closed acquisitions and to increase Charys' working capital position. Proceeds will also be used to make the initial cash payment of the previously announced acquisitions of Complete Tower Sources, Inc. and Mitchell Site Acquisition. Inc. The Investors received a senior security interest subordinate to existing security interests, granted to the banks and other senior debt lenders, in substantially all of the assets of Charys and its subsidiaries. In addition, the Investors received approximately five million Warrants at market to purchase shares of its common stock. Further details regarding this transaction are contained in the Company's Form 8-K filed on September 6, 2006.

Mitchell Site Acquisition, Inc. Acquisition
On September 5, 2006, Ayin Holding Company Inc. ("Ayin"), a wholly-owned subsidiary of Charys, completed the acquisition of the outstanding capital stock of Mitchell Site Acquisition, Inc. for $27 million, the specific terms and provisions for which are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB.

Complete Tower Sources, Inc. Acquisition
On September 5, 2006, Ayin completed the acquisition of the outstanding capital stock of Complete Tower Sources Inc. for $71 million, the specific terms and provisions for which are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking." Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2006 (FISCAL 2007) COMPARED TO THE THREE MONTHS ENDED JULY 31, 2005 (FISCAL 2006).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                    2007                2006           $ Change     % Change
                          ---------------------  ------------------  ------------  ----------
                Revenues  $25,045,404    100.0%  $6,055,196  100.0%  $18,990,208       313.6%

            Gross profit    7,408,891     29.6%   1,241,172   20.5%    6,167,719       496.9%

      Operating expenses    7,528,192     30.1%   1,537,976   25.4%    5,990,216       389.5%

   Other income(expense)   (3,431,237)  (13.7)%   1,496,921   24.7%   (4,928,158)    (329.2)%

            Net earnings  $(3,550,538)  (14.2)%  $1,200,117   19.8%  $(4,750,655)    (395.8)%

Net earnings per share:

                  Basic   $     (0.15)           $     0.15          $     (0.30)    (202.8)%

                Diluted   $     (0.15)           $     0.11          $     (0.26)    (240.2)%

     REVENUES. Consolidated revenues increased by $18,990,208 or 313.6% to $25,045,404 during the three months ended July 31, 2006 as compared to the same period in the prior year due mainly to the acquisition of Crochet and Borel Services, Inc. ("C&B"), Viasys Services, Inc. ("VSI"), LFC, Inc. ("LFC"), Digital Communication Services, Inc. ("DCS") and Method IQ, Inc. ("MIQ") . The following table presents our revenues by segment of the three months ended July 31, 2006 and 2005.

                                  2007                2006           $ Change     % Change
                          -------------------  ------------------  ------------  ----------
Technology
Implementation and
Integration Services      $ 2,531,791   10.1%  $        -    0.0%  $ 2,531,791          N/M

Data & Communication
Services                   14,807,855   59.1%   4,965,372   82.0%    9,842,483       198.2%

Tower and Infrastructure
Services                    2,683,635   10.7%           -    0.0%    2,683,635          N/M

Disaster Restoration and
Remediation Services        4,093,581   16.3%           -    0.0%    4,093,581          N/M

Professional
Administrative
Services                      928,542    3.7%   1,089,824   18.0%     (161,282)      -14.8%
                          -----------------------------------------------------------------

Total                     $25,045,404  100.0%  $6,055,196  100.0%  $18,990,208       313.6%
                          =================================================================

     Technology Implementation and Integration Services includes the revenues of Method IQ, Inc. for the three months ending July 31, 2006. Method IQ, Inc. was acquired effective November 1, 2005.

     Data and Communication Services revenues for the three month period ended July 31, 2006 are from CCI Telecom., Inc., Digital Communication Services, Inc., and Viasys Services, Inc. The Digital Communication Services, Inc. acquisition was effective June 9, 2006 and the Viasys Services, Inc. acquisition was effective on November 1, 2005.

     Tower and Infrastructure Services revenues includes LFC, Inc. for the three
month  period  ended  July 31, 2006   LFC, Inc. was acquired effective April 24,
2006.

     Disaster Restoration and Remediation Services include the revenues of Crochet and Borel Services, Inc. for the three months ending July 31, 2006.
Crochet  and  Borel  Services,  Inc  was  acquired  effective  May  1,  2006

     Professional Administrative Services revenues includes Personnel Resources of Georgia decreased by $161,282 or 14.8%, to $928,542. Over all gross client billings for the three months ended July 31, 2006 declined when compared to the same period in the prior year due mainly to a shift in customer and the types of services provided to those customers.

     GROSS PROFIT. Consolidated gross profit increased by $6,167,719 or 496.9% to $7,408,891 during the three months ended July 31, 2006. The increase is due directly to the acquisitions of MIQ, VSI, LFC, DCS and C&B which collectively reported gross profits of $6,423,728.

     OPERATING EXPENSES. Consolidated operating expenses increased by $5,990,216 or 389.5% to $7,528,192 for the three month period ended July 31, 2006 as compared to the sane period in the prior year. The following table presents our operating expenses for the three months ended July 31, 2006 and 2005.

                           2007             2006           $ Change   % Change
                  --------------------------------------  ----------  --------
General and
Administrative    $5,777,202   76.7%  $1,407,971   91.5%  $4,369,231    310.3%

Depreciation and
amortization       1,750,990   23.3%     130,005    8.5%   1,620,985   1246.9%
                  ------------------------------------------------------------

Total             $7,528,192  100.0%  $1,537,976  100.0%  $5,990,216    389.5%
                  ============================================================

     General and administrative expenses increased by $4,369,231 or 310.3% to $5,777,202 for the three month period ended July 31, 2006 as compared to the sane period in the prior year. The increase in expenses is a result of the following:

     - Holding Company expenses increased by $1,178,905 or 368.2% as a result of increased corporate activities related to acquisitions and financing during for the three month period ended July 31, 2006 as compared to the same period in the prior year.

     - The increased expenses are a direct result of the resent acquired companies MIQ, VSI, LFC, DCS and C&B. General and administrative expenses generated by these companies totaled $2,804,937 or 48.6% of the periods reported expense.

     Depreciation and amortization increased by $1,620,985 or 1246.9% to $1,750,990 for the three month period ended July 31, 2006. The increased expenses are a direct result of the MIQ, VSI, LFC, DCS and C&B acquisitions. Depreciation and amortization expense generated by these resent acquired companies totaled $1,666,563 or 95.2% of the periods reported expense.

     OTHER INCOME. Consolidated other income decreased by $4,928,158 from income of $1,496,921 the same period in the prior year to an expense of $3,431,237 for the three month period ended July 31, 2006. The following table presents our other income for the three months ended July 31, 2006 and 2005.

                             2007                2006           $ Change    % Change
                   -----------------------------------------  ------------  --------
Gain on debt
retirement         $         -     0.0%  $1,596,355   106.6%  $(1,596,355)  (100.0)%

Interest expense    (3,449,271)  100.5%    (105,195)   -7.0%   (3,344,076)   3178.9%

Gain (Loss) on
sale of property        17,229   (0.5)%         ---     0.0%       17,229        N/M

Other income, net          805     0.0%       5,761     0.4%       (4,956)   (86.0)%
                   -----------------------------------------------------------------

Total              $(3,431,237)  100.0%  $1,496,921   100.0%  $(4,928,158)  (329.2)%
                   =================================================================

     Gain on debt retirement in the amount of $1,596,355 during the three month period ended July 31, 2005 was a result of a transaction that closed on July 29, 2005 with Frost Bank relating to the retirement of the credit facility in the amount of $1.55 million that was due August 1, 2005. The terms of the Agreement are more fully described in the Company's 2005 Annual Report on Form 10-KSB. There where no such transactions during the three month period ended July 31, 2006

     Interest expense increased by $3,344,076 or 3178.9% to $3,449,271 for the three month period ended July 31, 2006 as compared to the same period in the prior year. The increased expenses are as a result of several factors:

     - The increased expenses are a direct result of the resent acquired companies MIQ, VSI, LFC, DCS and C&B. Interest expenses generated by these companies totaled $843,672 or 24.5% of the periods reported expense.

     - Also included in interest expense are redemption premiums totaling $845,381 paid to two lenders at the date the indebtedness was redeemed as provided in the Security Purchase Agreements.

     NET INCOME. As a result of the factors described above, net loss for the three month period ended July 31, 2006 was $3,550,538 as compared to net income of $1,200,117 for the three month period ended July 31, 2005.

     Net loss per common share on 23,030,083 basic and dilutive shares was $(0.15) for the three month period ended July 31, 2006. Net earnings per common share on 8.1 million basic shares was $0.15 and on 10.6 million diluted shares was $0.11 for the three month period ended July 31, 2005.

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

     At July 31, 2006, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $53,623,798 as compared to a deficiency of $31,137,683 at April 30, 2006.

The increase in the working capital deficiency of $22,486,115 is a direct result of the increase in debt related to acquisitions which is more fully described in the "Our Various Acquisitions and Related Transactions" sections of our Annual Report for April 30, 2006..

     As of three month period ended July 31, 2006, we increased our total debt outstanding to $51,915,041 from $26,099,733 at April 30, 2006. The increase by $25,815,308 in debt is a result of the following:

- The net increase in debt is a result of the acquisition of C&B and DCS which increased total debt at the end of the period by $33,599,866, and

- Was offset by a net reduction of 7,784,558 by all other subsidiaries at the end of the period.

     NET CASH USED BY OPERATING ACTIVITIES. Net cash used provided by operating actives was $21,944,776 for the three month period ended July 31, 2006 as compared to net cash used of $740,954 for the same period in the prior year.

     Net earnings loss of $3,550,538 for the three months ended July 31, 2006 was positively adjusted for the impact of stock option expenses and stock issued for interest of $665,800, a net $23,095,756 change in working capital, adjusted for $1,750,990 in amortization and depreciation expenses, offset by a net gain on the sale of property of $17,229.

     NET CASH PROVIDED BY INVESTING ACTIVITIES. Net cash used in investing activities was $6,524,470 during the three months ended July 31, 2006 as compared to net cash provided by investing activities of $15,944 during the same period during in the prior year. The net use of cash was impacted by the purchase of 19 towers for $6,075,000 offset by the sale of property and equipment of $1,282,541, cash acquired principally in the C&B acquisition of $1,200,127 and a decrease of $2,932,138 non-current assets.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash used in financing activities was $13,601,708 during the three months ended July 31, 2006 as compared to net cash provided of $245,409 during the same period during in the prior year. The net use of cash was impacted by the net repayment of $25,796,848 in borrowings plus a net decrease in capitalized costs of $265,191 offset by the sale of preferred stock in the net amount of $11,916,860 plus the proceeds from the exercise of common stock options by employees.

RECENT DEVELOPMENTS

     Recent  developments  are  as  follows:

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

CROCHET & BOREL SERVICES, INC. ACQUISITION

     On June 5, 2006 (the "Initial Closing Date"), Charys, Crochet & Borel Services, Inc., a Texas corporation, and Troy Crochet closed an agreement whereby Mr. Crochet sold to Charys 249 shares of Crochet & Borel Services (the "C&B Shares"), free and clear of any and all claims, liens, charges and encumbrances, and on June 15, 2006 (the "Second Closing Date"), Mr. Crochet sold to Charys an additional 251 C&B Shares.

     In consideration of the sale of all of the C&B Shares, we agreed to pay an aggregate consideration in an amount equal to $200,100,000 (the "Base Purchase Price") by delivery of (i) cash (the "Cash Consideration") and (ii) shares ("Stock Consideration") of our common stock.

     Payment of Cash Consideration. On May 3, 2006, we delivered cash consideration in an amount equal to $1,000,000 (the "Non-Refundable Cash Consideration"). On the Initial Closing Date, we delivered to Mr. Crochet a promissory note in the amount of $19,000,000, with an initial maturity date of July 15, 2006, which was subsequently amended to be the earlier of (i) the ten month anniversary of August 17, 2006, or (ii) such date as Charys has closed upon new equity or debt financing of between $175,000,000.00 and $200,000,000.00.. On the Final Determination Date as defined in the agreement, Charys will deliver to Mr. Crochet Cash Consideration in an amount equal to (A) $80,000,000 less (B) the sum of (1) the amount of any dividends paid by Crochet & Borel Services to Mr. Crochet from and after April 25, 2006, plus (2) the amount by which the audited net worth of Crochet & Borel Services as of December 31, 2005 set forth on the Final Statement of Net Worth is less than $75,000,000 (such amount being the "Final Determination Date Cash Consideration" and, collectively with the Non-Refundable Cash Consideration and the Initial Closing Cash Consideration, the "Aggregate Cash Consideration").

     Payment of Initial Stock Consideration. On May 3, 2006, we issued to Mr. Crochet Stock Consideration equal to 1,000,000 shares of our common stock (the "Non-Refundable Stock Consideration"). On the Initial Closing Date, we delivered to Mr. Crochet Stock Consideration equal to 3,000,000 shares of our common stock (the "Initial Closing Stock Consideration"). On the Second Closing Date, we delivered to Mr. Crochet Stock Consideration equal to 3,333,000 shares of our common stock, such amount being equal to 4,008,000 shares of our common stock (the "Second Closing Stock Consideration"), less (ii) the Stock Holdback (as defined below). The Non-Refundable Stock Consideration, the Initial Closing Stock Consideration and the Second Closing Stock Consideration (including the
Stock Holdback and any shares of our common stock withheld pursuant to the agreement, and collectively consisting of an aggregate of 8,008,000 shares of our common stock) are hereinafter referred to collectively as the "Initial Stock Consideration."

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

     Stock Holdback. As partial security of the obligations of Mr. Crochet under the agreement or otherwise arising under or relating to the agreement, Charys withheld a portion of the Second Closing Stock Consideration equal to 750,000 shares of our common stock (the "Stock Holdback"). On each of (i) the date that is nine months following the Second Closing Date, and (ii) the date that is 18 months following the Second Closing Date, Charys shall issue to Mr. Crochet 375,000 shares of our common stock (such amount being equal to one-half of the Stock Holdback) (each such issuance being a "Stock Holdback Issuance"), subject to the right of Charys to set-off against each Stock Holdback Issuance (each such set-off being a "Stock Holdback Issuance Set-Off") that number of shares of our common stock equal to the remainder of (A) the remainder of (1) the dollar value of any indemnification claims made by Seller pursuant to the agreement as of the date of each Stock Holdback Issuance, less (2) an amount equal to (a) the number of Shares of our common stock unissued as a result of any previous Stock Holdback Issuance Set-Off, multiplied by (b) Second Closing Date Market Price, divided by (B) the Second Closing Date Market Price.

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

     Use of Cash Consideration. Immediately following receipt of the Initial Closing Date Cash Consideration, Mr. Crochet assigned the Seller Note to Texas State Bank in lieu of the TSB Deposit (as defined of the agreement). Immediately upon the closing of the financing transactions contemplated by and among Charys, Mr. Crochet and AED Capital, Mr. Crochet deposited an amount equal to $15,000,000 into the cash collateral account maintained by Crochet & Borel Services with Texas State Bank pursuant to that certain Promissory Note dated May 5, 2006 between Texas State Bank and Crochet & Borel Services, Inc. and related Security Agreement (collectively, the "TSB Note") sufficient to ensure that Crochet & Borel Services is in full compliance with the terms of the TSB Note, including all covenants requiring the maintenance of funds in such cash collateral account.

     Spin-Off Agreement. Charys and Mr. Crochet are currently using commercially reasonable efforts to negotiate and execute an agreement regarding the potential spin-off of Crochet & Borel Services from Charys with terms and conditions to be mutually agreed upon by Charys and Mr. Crochet, substantially in accordance with the provisions of the agreement.

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

MITCHELL SITE ACQUISITION, INC. AGREEMENT

     Ayin Holding Company Inc., a wholly owned subsidiary of the Company entered into a stock purchase agreement on June 20, 2006 to purchase 100% of the capital stock of Mitchell Site Acq., Inc. ("MSAI"), for an aggregate purchase price of approximately $27,000,000. The purchase price is to be paid as follows: (i) $4.3 million in cash at closing, subject to a working capital adjustment, (ii) $5.4 million pursuant to promissory note, payable in three equal annual installments, subject to adjustment based on MSAI's performance against certain EBITDA targets, (iii) $13.5 million for the shareholder's personal goodwill, $8.2 million of which is to be paid in cash and $5.4 million pursuant to a promissory note, and subject to adjustment based on MSAI's performance against certain EBITDA targets, (iv) $3.5 million shall be paid as consideration for a noncompetition agreement with seller, $500,000 of which will be paid in Company common stock and $3 million of which will be paid in cash, and (v) an additional $787,500 will be paid directly to certain other individuals. The selling shareholder and the selling shareholder of CTSI will both enter into noncompetition agreements with MSAI, conditioned on the payment of the above referenced promissory notes. They shall also both enter into three year employment agreements with MSAI for which they shall not receive a base salary but shall be entitled to a combined bonus of up to $1 million per year based on MSAI's performance against certain EBITDA targets. The closing of the transaction occurred on August 15, 2006 $2 million initial payment and a seller note for $11,300,000 due September 30th, 2006; the Company has the right to two 30 day extensions of the due date of the Promissory Note and the extension fee for each such 30 day extension is $275,000.

COMPLETE TOWER SOURCES STOCK PURCHASE AGREEMENT

     Ayin Holding Company Inc., a wholly owned subsidiary of the Company entered into a stock purchase agreement on June 20, 2006 to purchase 100% of the capital stock of Complete Tower Sources, Inc. ("CTSI"), for an aggregate purchase price of $75,000,000. The purchase price is to be paid as follows: (i) $42.6 million in cash at closing, subject to a working capital adjustment, (ii) $4 million in common stock of the Company (allocable to a noncompetition agreement), and (iii) $28.4 million pursuant to a promissory note, payable in three equal annual installments plus accrued interest, subject to adjustment based on CTSI's performance against certain EBITDA targets. The selling shareholder and CTSI's president will also enter into noncompetition agreements with CTSI, conditioned on the payment of the above referenced promissory note. CTSI's current president will enter into a three year employment agreement with CTSI for which he shall not receive a base salary but shall be entitled to a bonus of up to $1 million per year based on CTSI's performance against certain EBITDA targets. The closing of the transaction occurred on the 15th day of August, 2006, with payment of a $5 million non-refundable down payment, and delivery of a promissory note in the principal amount of $23,755,852 due September 30th, 2006; however, the Company has the right to two 30 day extensions of the due date of the promissory note, upon payment of a non-refundable extension fee of $725,000 for each such extension.

TOWER COMPANY OF LOUISIANA, LLC AGREEMENT

     Ayin Holding Company Inc., a wholly owned subsidiary of the Company entered into a tower asset purchase agreement and a tower asset exclusive option agreement on June 20, 2006 to purchase 53 cell towers and related tower assets from The Tower Company of Louisiana, LLC ("TCLA") for an aggregate purchase price of $17,225,000 in cash, less any proratable lease items, reflecting a price of $325,000 per cell tower. On July 11, 2006, the parties agreed to effect a partial closing on 19 of the 53 cell towers to be purchased in connection with the tower asset purchase agreement under the same terms and conditions of the tower asset purchase agreement. On July 11, 2006, the parties agreed to effect a partial closing on 19 of the 53 cell towers to be purchased in connection with the tower asset purchase agreement under the same terms and conditions of the tower asset purchase agreement. The aggregate purchase price for the 19 towers was $6,042,309.

     Under the tower asset exclusive option agreement, Ayin Holding Company Inc. will have the exclusive option to purchase cell towers constructed or acquired by TCLA or any of TCLA's affiliates from time to time during the three-year period following the closing of the transaction. The purchase price for towers purchased during this three-year option term following closing shall be equal to: (i) $325,000 in cash per cell tower with a single broadband or broadband equivalent lessee that is a party to a lease or sublicense agreement on the tower sites; or (ii) for cell towers with more than one such equivalent lessee, an amount equal to $325,000 plus "x", where "x" equals an amount obtained by dividing the monthly revenue attributable to the additional lessee by $1,800, and multiplying such quotient by $75,000.

NEW  STREAMSENIOR  SECURED  REVOLVING  CREDIT  FACILITY

     On the August 28, 2006 Crochet & Borel Services, Inc. a wholly owned subsidiary of the Company ("C&B") entered into a $35,000,000 Senior Secured Revolving Credit Facility with New Stream Commercial Finance, LLC. The credit facility is secured by substantially all of C&B's assets and the Company provided a pledge of the stock of C&B as additional collateral. Proceeds of the initial drawing on the credit facility were used to refinance certain indebtedness of C&B. In addition C&B expects that the credit facility will support future growth and development initiatives, facilitate the purchase of additional revenue generating assets, and provide funds to repay a seller note issued at the closing of the C&B acquisition. The credit facility has a one-year term, and New Stream also received warrants to purchase 2,000,000 shares of Company common stock at a price of $4.80 per share.

GOTTBETTER  CAPITAL  SUBORDINATED  CONVERTIBLE  DEBT

     On the August 31, 2006, the Company closed a $20 million financing in the form of subordinated convertible debt that carries a 10% coupon rate and a 24-month term, with the Debentures issued by Charys to a select group of new and existing institutional investors ("Investors"). The proceeds of the debt offering will be used to pay off sellers notes associated with previously closed acquisitions and to increase Charys' working capital position. Proceeds will also be used to make the initial cash payment of the previously announced acquisitions of Complete Tower Sources, Inc. and Mitchell Site Acq. Inc. The Investors received a senior security interest subordinate to existing security interests, granted to the banks and other senior debt lenders, in substantially all of the assets of Charys and its subsidiaries. In addition the Investors received approximately five million Warrants at market to purchase shares of its Common Stock. The Debenture is convertible into Common Stock at 115% of the volume weighted average price prior to the Closing Date. The Company will make interest payments for the first 9 months, after which payments of principal and interest are scheduled to begin. The Company has the right to redeem the Debentures in cash any time prior to maturity upon three (3) business days prior written notice, at one hundred twenty percent (120%) of the principal amount redeemed for the initial twelve (12) months after the Closing Date and one hundred forty percent (140%) thereafter, plus the amount of any accrued but unpaid interest. In the event of any redemption of the Debenture, the Investors shall retain the Warrants and the "Registration Rights" that attached thereto. Additional conversion terms become effective if not redeemed or converted nine months after the Closing Date.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     Other Contingent Payments. We have entered into certain earn-out agreements as part of the consideration in each of the acquisitions to date. As of July 31, 2006, the maximum earn-out payable is $65 million payable over the next two years should each of the companies achieve the maximum results as provided for in the earn-out agreements.

     Capital Expenditures Commitments. As of July 31, 2006, Charys does not have any material capital expenditures commitments.

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

     OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR APRIL 30, 2006 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO

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

     Evaluation  of  Disclosure  and Controls and Procedures.  We carried out an
     -------------------------------------------------------
evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

     Changes  in  Internal  Controls  Over  Financial  Reporting.  There were no
     -----------------------------------------------------------
changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On July 10, 2006, we received a letter from the New York Liquidation Bureau and the State of New York demanding the amount of $320,250 in rent on a lease between Charys and Realm National Insurance Company which is in liquidation. Our position is that the conditions precedent to the effectiveness of the lease did not occur in that the landlord did not obtain required permits to permit mining of minerals on the property that was intended and therefore we intend to defend against this claim.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no sales of unregistered securities by Charys during the period covered by this quarterly report that were not reported on a Form 8-K for the period covered by this quarterly report.

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

     None.

ITEM 5.     OTHER INFORMATION.

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.                                          IDENTIFICATION OF EXHIBIT
-----------                                          -------------------------

10.1**       Certificate of Designation for Series D Convertible Preferred Stock filed May 19, 2006 with the Secretary of State of Delaware, filed as Exhibit 2.1 to Form 8-K on May 24, 2006, Commission file number 000-18292.
10.2**       Stock Purchase Agreement made and entered into as of June 5, 2006, effective as of May 1, 2006, by and among Charys Holding Company, Inc., Crochet & Borel Services, Inc., and Troy Crochet, filed as Exhibit
             10.1 to Form 8-K on June 8, 2006, Commission file number 000-18292.


10.3**       Settlement Agreement and Mutual Release dated June 5, 2006 by and between Lumbermens Mutual
             Casualty Company, Able Telecommunications & Power, Inc., Transportation Safety Contractors, Inc.,
             Georgia Electric Company (Able, TSC and GEC which are now known as Viasys Services, Inc.) and the parent company of Able, TSC and GEC, Charys Holding Company, Inc., filed as Exhibit 10.1 to Form 8-
             K on June 14, 2006, Commission file number 000-18292.
10.4**       Registration Rights Agreement dated June, 2006 by and between the Registrant, and Lumbermens Mutual
             Casualty Company pursuant to that certain Settlement Agreement and Mutual Release by and among the
             Registrant, Lumbermens, Able Telecommunications & Power, Inc., Transportation Safety Controllers,
             Inc. and Georgia Electric Company, filed as Exhibit 10.2 to Form 8-K on June 14, 2006, Commission file number 000-18292.
10.5**       Stock Purchase Agreement, dated June 20, 2006, between Ayin Holding Company Inc., a subsidiary of
             Charys Holding Company, Inc., Mitchell Site Acquisition, Inc., and Matthew B. Mitchell, filed as Exhibit
             10.1 to Form 8-K on June 27, 2006, Commission file number 000-18292.
10.6**       Stock Purchase Agreement, dated June 20, 2006 between Ayin Holding Company Inc., a subsidiary of
             Charys Holding Company, Inc., Complete Tower Sources, Inc., and Lori H Mitchell, filed as Exhibit 10.2 to Form 8-K on June 27, 2006, Commission file number 000-18292.
10.7**       Tower Asset Purchase Agreement and Tower Asset Exclusive Option Agreement, both dated June 20,
             2006 between Ayin Holding Company Inc., a subsidiary of Charys Holding Company, Inc., The Tower
             Company of Louisiana, LLC, and Lester Boheim, filed as Exhibit 10.3 to Form 8-K on June 27, 2006,
             Commission file number 000-18292.
31.1*        Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*        Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*        Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*        Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
99.1**       Amended press release dated May 12, 2006 announcing satisfaction of "make-whole" provisions under agreements with CCI Telecom, Inc., CCI Associates, Ltd., and Method IQ, Inc., filed as Exhibit 99.1 to
             Form 8-K on May 12, 2006, Commission file number 000-18292.
99.2**       Initial press release dated May 11, 2006, filed as Exhibit 99.2 to Form 8-K on May 12, 2006, Commission
             file number 000-18292.
99.3**       Press release issued May 22, 2006 announcing that a notice of redemption was delivered to the holders of the Registrant's 8% Secured Convertible Debenture issued on November 17, 2005 and that the Registrant had redeemed the aggregate principal amount of the debenture outstanding, plus accrued and unpaid interest up to and including May 19, 2006, filed as Exhibit 99.1 to Form 8-K on May 24, 2006,
             Commission file number 000-18292.
99.4**       Press release issued May 23, 2006 announcing details regarding the Redemption of the $4 Million
             Convertible Debenture issued November 2005 and the associated new sale of $13 million of its Series D
             Convertible Preferred Stock, filed as Exhibit 99.2 to Form 8-K on May 24, 2006, Commission file number 000-18292.
99.5**       Letter to Shareholders dated July 6, 2006, filed as Exhibit 99.1 to Form 8-K on July 17, 2006,
             Commission file number 000-18292.

_____________
*   Filed herewith.
**  Previously filed.

(b)  Reports on Form 8-K.

-    On May 10, 2006, we filed an 8-K correcting our IRS Employer Identification
     No.

- On May 12, 2006, we filed an 8-K announcing that on May 11, 2006 we fulfilled our obligations to the shareholders and owners of CCI Telecom, Inc., CCI Associates, Ltd., and Method IQ, Inc. relative to these companies or certain of their assets being acquired by Charys - removing over $10 million in contingent liabilities and canceling all obligations to issue additional common shares as part of the acquisition purchase prices.

- On May 24, 2006, we filed an 8-K announcing that on May 19, 2006, we and various investors executed a Securities Purchase Agreement whereby the investors, for a total consideration of $13 million, purchased 1,300 shares of the our Series D convertible preferred stock. In addition, the investors were issued warrants for the purchase of 4,333,333 shares of our common stock. In addition, we announced that on May 19, 2006, in connection with the associated sale of $13 million of our Series D Convertible Preferred Stock, we redeemed a $3.3 million Convertible Debenture issued to Highgate House Funds, Ltd. in November 2005 as part of the purchase of Viasys Network Services, Inc. and Viasys Services, Inc. in November 2005. We also announced the sale of unregistered securities and the designation of a Series D Convertible Preferred Stock.

- On June 8, 2006, we filed an 8-K announcing that on June 5, 2006, we, Crochet & Borel Services, Inc., and Troy Crochet closed an agreement whereby the seller sold to us shares of Crochet & Borel Services. We also announced the sale of unregistered securities.

- On June 14, 2006, we filed an 8-K announcing that on June 5, 2006, we executed a Settlement Agreement and Mutual Release with Lumbermens Mutual Casualty Company with respect to Able Telecommunications & Power, Inc., Transportation Safety Contractors, Inc., Georgia Electric Company which are now known as Viasys Services, Inc., a wholly-owned subsidiary of the registrant. We also announced the sale of unregistered securities.

- On June 27, 2006, we filed an 8-K announcing that on June 20, 2006, Ayin Holding Company, Inc., a wholly-owned subsidiary of the registrant executed agreements with Mitchell Site Acquisition, Inc., Complete Tower Sources, Inc., and The Tower Company of Louisiana, LLC.

- On July 17, 2006, we filed an 8-K announcing that on July 6, 2006, we issued a letter to stockholders summarizing accomplishments during fiscal 2006 and discussing our evolving business strategies.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHARYS HOLDING COMPANY, INC.

Dated:  September 14, 2006.

                                             By /s/ Billy V. Ray, Jr.
                                                --------------------------------
                                                Billy V. Ray, Jr.,
                                                Chief Executive Officer


                                             By /s/ Raymond J. Smith
                                                --------------------------------
                                                Raymond J. Smith,
                                                Chief Financial Officer