Form 10KSB/A
period 2006-04-30
CHARYS HOLDING CO INC
filed 2006-09-22
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2006.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                         ------    -------

                          COMMISSION FILE NO. 000-18292

                          CHARYS HOLDING COMPANY, INC.
                 (Name of small business issuer in its charter)


               DELAWARE                                 54-2152284
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


1117 PERIMETER CENTER WEST, SUITE N415                   30338
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

     Documents incorporated by reference: Items 1, 2, 3, and 4 of Part I and Items 5, 6, 7, 8, 8A, and 8B of Part II of this Form 10-KSB/A, Amendment No. 2 incorporate by reference the registrant's Form 10-KSB for the fiscal year ended April 30, 2006, filed on August 23, 2006. Items 9, 11, 12, and 14 of Part II of this Form 10-KSB/A, Amendment No. 2 incorporate by reference the registrant's Form 10-KSB/A, Amendment No. 1 for the fiscal year ended April 30, 2006, filed on August 28, 2006.

                                                     TABLE OF CONTENTS

Item 1.    Business.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.    Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 4.    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .   1
Item 5.    Market for Common Equity and Related Stockholder Matters.. . . . . . . . . . . . . . . . . . . . .   1
Item 6.    Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .   2
Item 7.    Financial Statements.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.. . . . . . .   2
Item 8A.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 8B.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
           Exchange Act.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 10.   Executive Compensation.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 12.   Certain Relationships and Related Transactions.. . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 13.   Exhibits.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 14.   Principal Accountant Fees and Services.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                EXPLANATORY NOTE

     On August 23, 2006, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the annual period ended April 30, 2006. On August 28, 2006, we filed with the Securities and Exchange Commission Amendment No. 1 to our Annual Report on Form 10-KSB/A. This Amendment No. 2 to our Annual Report on Form 10-KSB/A is being filed to correct information for Item 10 contained in Amendment No. 1 to our Annual Report on Form 10-KSB/A. The filing of this Form 10-KSB/A, Amendment No. 2, is not an admission that our Form 10-KSB for the year ended April 30, 2006, or our Amendment No. 1 to our Annual Report on Form 10-KSB/A, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB or our Amendment No. 1 to our Annual Report on Form 10-KSB/A. We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated by reference from the registrant's report on Form 10-KSB/A Amendment No. 1 dated August 28, 2006.

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

                                        ANNUAL COMPENSATION                 LONG TERM COMPENSATION

                                                                             AWARDS               PAYOUTS

                                                                   RESTRICTED      SECURITIES
NAME AND PRINCIPAL       FISCAL                     OTHER ANNUAL      STOCK        UNDERLYING        LTIP       ALL OTHER
POSITION                  YEAR    SALARY    BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS (#)   PAYOUTS    COMPENSATION

Billy V. Ray, Jr.,         2006  $156,500  $   -0-  $         -0-          -0-               -0-  $      -0-  $         -0-
Chairman, Chief            2005  $    -0-  $   -0-  $         -0-          -0-               -0-  $      -0-  $         -0-
Executive Officer, and     2004  $    -0-  $   -0-  $         -0-          -0-               -0-  $      -0-  $         -0-
Director (1)

Raymond J. Smith,          2006  $133,207  $   -0-  $         -0-          -0-               -0-  $      -0-  $         -0-
Vice President,            2005  $    -0-  $   -0-  $         -0-          -0-           450,000  $      -0-  $         -0-
Secretary, and Chief       2004  $    -0-  $   -0-  $         -0-          -0-           150,000  $      -0-  $         -0-
Financial Officer (2)

----------------------
(1) Mr. Ray's management contract commenced in 2004 and includes an automobile allowance of $500 per month.
(2) Mr. Smith's executive employment agreement commenced in 2004 and includes an automobile allowance of $500 per month.

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

- Pursuant to the terms of Mr. Smith's agreement with Charys, Mr. Smith serves as our vice president and chief financial officer. Mr. Smith's agreement automatically renews for an additional three year term at the conclusion of the initial or successive three year terms. Mr. Smith receives a base salary which varies according to the levels of our revenue. Mr. Smith is eligible to receive a bonus, car allowance and other benefits in addition to his base salary. As part of his compensation pursuant to the employment agreement, Mr. Smith also received an option to purchase 600,000 shares of our common stock as part of his agreement.

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

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             INDIVIDUAL GRANTS

NAME               NUMBER OF SECURITIES         % OF TOTAL        EXERCISE OR BASE PRICE   EXPIRATION DATE
                        UNDERLYING         OPTIONS/SARS GRANTED           ($/SH)
                   OPTIONS/SARS GRANTED   TO EMPLOYEES IN FISCAL
                            (#)                    YEAR
Billy V. Ray, Jr.                    -0-                     -0-                      -0-              N/A
Raymond J. Smith                     -0-                     -0-                      -0-              N/A

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS EXERCISE AND VALUATION TABLE

                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

NAME               SHARES ACQUIRED ON   VALUE REALIZED ($)     NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN-
                      EXERCISE (#)                            UNDERLYING UNEXERCISED      THE-MONEY OPTIONS/SARS
                                                              OPTIONS/SARS AT FY-END          AT FY-END ($)
                                                                       (#)              EXERCISABLE/UNEXERCISABLE
                                                            EXERCISABLE/UNEXERCISABLE
Billy V. Ray, Jr.                  -0-                 -0-                     -0-/-0-                     -0-/-0-
Raymond J. Smith                   -0-                 -0-                 600,000/-0-               2,400,000/-0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference from the registrant's report on Form 10-KSB/A Amendment No. 1 dated August 28, 2006.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the registrant's report on Form 10-KSB/A Amendment No. 1 dated August 28, 2006.

ITEM 13.    EXHIBITS.


   EXHIBIT
     NO.                                              IDENTIFICATION OF EXHIBIT
                                                      -------------------------
2.1*         Plan and Agreement of Merger Between Spiderboy International, Inc. and Charys Holding Company, Inc.
             dated June 25, 2005, filed as Attachment to Definitive Proxy Statement dated June 11, 2004, Commission file number 000-18292.
2.2*         Amended and Restated Stock Purchase Agreement by and between Janet Risher, Richard Schmidt, and
             Billy V. Ray, Jr., dated May 25, 2004, filed as Exhibit 2.2 to an amended Form 8-K on June 1, 2004,
             Commission file number 000-18292.
3.1*         Articles of Incorporation of Rogers Hardware and Lumber Company filed on February 11, 1959 with the
             State of Minnesota, filed as Exhibit 3.1 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.
3.2*         Certificate of Restated Articles of Incorporation of Rogers Hardware and Lumber Company filed on
             December 10, 1968 with the State of Minnesota, changing the corporate name to Component Systems,
             Inc., filed as Exhibit 3.2 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-
             18292.
3.3*         Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc., filed as Exhibit 3.3 to an amended Form 10-KSB on May 4, 2006, Commission file number 000-18292.


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


10.85*       Warrant to Purchase Common Stock of Charys Holding Company Inc. due December 22, 2008, filed as
             Exhibit 10.3 to an amended Form 8-K on December 27, 2005, Commission file number 000-18292.
10.86*       Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2005, filed as Exhibit 4.1 to
             Form S-8 on December 19, 2005, Commission file number 333-130455.
10.87*       Warrant  to  Purchase  Stock  issued  to Greater Bay Bank, N.A., dated August  1,  2005, filed as Exhibit
             10.1 to an amended Form 8-K on October 17, 2005, Commission file number 000-18292.
10.88*       Amendment to Ground Lease dated November 30, 2004 between Realm Insurance Company, and Charys
             Holding Company, Inc., filed as Exhibit 10.36 to Form 10-QSB on March 22, 2005, Commission file number 000-18292.
10.89*       Letter Agreement Between Charys Holding Company, Inc. and CCI Associates, LTD. dated March 4,
             2005, filed as Exhibit 10.38 to Form 10-QSB on March 22, 2005, Commission file number 000-18292.
10.90*       Plan and Agreement of Triangular Between Charys Holding Company, Inc., Charys Acquisition
             Company, Inc. and CCI Telecom, Inc., filed as Exhibit 2.1 to Form 8-K on March 10, 2005, Commission
             file number 000-18292.
10.91*       Deed of Trust Note between Viasys Services, Inc. and Comcorps, Inc, dated December 29, 2005, filed as
             Exhibit 10.91 to Form 10-KSB on August 23, 2006, Commission file number 000-18292.
10.92*       Stock Purchase Agreement, dated June 20, 2006, between Ayin Holding Company Inc., a subsidiary of
             Charys Holding Company, Inc., Mitchell Site Acquisition, Inc., and Matthew B. Mitchell, filed as Exhibit
             10.1 to Form 8-K on June 27, 2006, Commission file number 000-18292.
10.93*       Stock Purchase Agreement, dated June 20, 2006 between Ayin Holding Company Inc., a subsidiary of
             Charys Holding Company, Inc., Complete Tower Sources, Inc., and Lori H Mitchell, filed as Exhibit 10.2 to Form 8-K on June 27, 2006, Commission file number 000-18292.
10.94*       Tower Asset Purchase Agreement and Tower Asset Exclusive Option Agreement, both dated June 20,
             2006 between Ayin Holding Company Inc., a subsidiary of Charys Holding Company, Inc., The Tower
             Company of Louisiana, LLC, and Lester Boheim, filed as Exhibit 10.3 to Form 8-K on June 27, 2006,
             Commission file number 000-18292.
10.95*       Employment Agreement between Michael F. Oyster and Charys Holding Company, Inc., dated March 7,
             2006, filed as Exhibit 10.95 to Form 10-KSB on August 23, 2006, Commission file number 000-18292.
10.96*       Charter of the Executive Committee of the Board of Directors of Charys Holding Company, Inc., filed as
             Exhibit 10.96 to Form 10-KSB/A on August 28, 2006, Commission file number 000-18292.
10.97*       Amended Charter of the Compensation Committee of Charys Holding Company, Inc., filed as Exhibit
             10.97 to Form 10-KSB/A on August 28, 2006, Commission file number 000-18292.
10.98*       Amended Charter of the Nominating and Corporate Governance Committee of Charys Holding Company,
             Inc., filed as Exhibit 10.98 to Form 10-KSB/A on August 28, 2006, Commission file number 000-18292.
10.99*       Amended Charter of the Audit Committee of Charys Holding Company, Inc., filed as Exhibit 10.99 to
             Form 10-KSB/A on August 28, 2006, Commission file number 000-18292.
10.100*      Amended Charter of the Finance Committee of the Board of Directors of Charys Holding Company, Inc.,
             filed as Exhibit 10.100 to Form 10-KSB/A on August 28, 2006, Commission file number 000-18292.
14.1*        Code of Ethics, filed as Exhibit 14 to Form 10-KSB on August 17, 2004, Commission file number 000-
             18292.
14.2*        Code of Business Conduct of Charys Holding Company, Inc., filed as Exhibit 14.2 to Form 10-KSB/A on
             August 28, 2006, Commission file number 000-18292.
21.1*        Subsidiaries of the registrant, filed as Exhibit 21.1 to Form 10-KSB on August 23, 2006, Commision file number 000-18292.
23.1*        Consent of Independent Certified Public Accountants, filed as Exhibit 23.1 to Form 10-KSB on
             August 23, 2006, Commision file number 000-18292.
31.1**       Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**       Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**       Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**       Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

-------------------
*     Previously  filed
**     Filed  herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Incorporated by reference from the registrant's report on Form 10-KSB/A Amendment No. 1 dated August 28, 2006.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARYS HOLDING COMPANY, INC.

Date: September 22, 2006.
                                   By /s/ Billy V. Ray, Jr.
                                     --------------------------------------
                                       Billy V, Ray, Jr.
                                       Chief Executive Officer


                                   By /s/ Raymond J. Smith
                                     --------------------------------------
                                       Raymond J. Smith
                                       Chief Financial Officer

As required under the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated:

      SIGNATURE                        TITLE                        DATE
----------------------  -----------------------------------  ------------------
/s/ Billy V. Ray, Jr.   Chairman, Chief Executive Officer,   September 22, 2006
----------------------             and Director
  BILLY V. RAY, JR.


 /s/ Raymond J. Smith   Vice President, Secretary and Chief  September 22, 2006
----------------------           Financial Officer
   RAYMOND J. SMITH


  /s/ Michael Oyster        Vice President and Director      September 22, 2006
----------------------
    MICHAEL OYSTER


   /s/ John Jordan                   Director                September 22, 2006
----------------------
     JOHN JORDAN


/s/ Neil L. Underwood                Director                September 22, 2006
----------------------
  NEIL L. UNDERWOOD


 /s/ David S. Gergacz                Director                September 22, 2006
----------------------
   DAVID S. GERGACZ


   /s/ Gisle Larsen                  Director                September 22, 2006
----------------------
     GISLE LARSEN


 /s/ Dennis C. Hayes                 Director                September 22, 2006
----------------------
   DENNIS C. HAYES


/s/ Catherine B. McKee               Director                September 22, 2006
----------------------
  CATHERINE B. MCKEE


 /s/ H. Alec McLarty                 Director                September 22, 2006
----------------------
   H. ALEC MCLARTY