Form 10QSB
period 2006-10-31
CHARYS HOLDING CO INC
filed 2006-12-20
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2006.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2006, the issuer had 36,616,706 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one):
Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   3
    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .   3
    Item 2.  Management's Discussion and Analysis, and Plan of Operation. . .  19
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .  36
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  37
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  37
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. . .  39
    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  39
    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  39
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  41
    Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . .  45
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . .  46
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . .  47
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . .  48

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL  STATEMENTS.

                           CHARYS HOLDING COMPANY, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                 OCTOBER 31, 2006
                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                          $ 10,906,061
  Accounts receivables, net of allowance for doubtful accounts         51,374,485
  Costs and estimated earnings in excess of billings on uncompleted
    contracts, net of contract loss provision                           3,777,368
  Prepaid expenses                                                      2,428,161
  Other current assets                                                  4,291,041
                                                                     ------------
      Total current assets                                             72,777,116
                                                                     ------------

                                                                     ------------
Property and equipment, net of accumulated depreciation
  and amortization                                                     15,948,588
                                                                     ------------

Other assets:
  Goodwill                                                            138,874,389
  Amortizable intangible assets, net of accumulated amortization       12,201,057
  Financing costs, net of accumulation amortization                    47,359,385
  Acquisition costs                                                    42,496,003
  Other non-current assets                                                277,432
                                                                     ------------
      Total other assets                                              241,208,266
                                                                     ------------

          Total assets                                               $329,933,970
                                                                     ============

See notes to condensed consolidated financial statements.

                                CHARYS HOLDING COMPANY, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                      OCTOBER 31, 2006
                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 28,114,935
  Accrued expenses                                                               11,501,307
  Accrued acquisition costs                                                      44,002,715
  Billings in excess of costs and estimated earnings on uncompleted contracts       859,597
  Deferred revenue                                                                1,229,048
  Short-term borrowings:
    Unrelated parties                                                            12,540,372
    Related parties                                                              21,399,950
  Current portion of long-term debt:
    Unrelated parties                                                             1,197,972
    Related parties                                                                 460,892
                                                                               -------------
      Total current liabilities                                                 121,306,788

Long-term debt:
  Unrelated parties                                                              23,347,097
  Related parties                                                                   315,285

Mandatory redeemable preferred stock - Series D; $0.001 par value;
  1,300 shares authorized, issued and outstanding                                13,000,000
                                                                               -------------

          Total liabilities                                                     157,969,170
                                                                               -------------

Stockholders' equity:
  Preferred stock; $0.001 par value; 5,000,000 shares authorized,
    1,500,000 shares issued and outstanding:
      Series A                                                                        1,000
      Series C                                                                          500
  Common stock; $0.001 par value; 300,000,000 shares authorized,
    34,901,796 issued and outstanding                                                34,902
  Additional paid-in capital                                                    213,232,906
  Accumulated deficit                                                           (41,304,508)
                                                                               -------------
      Total shareholders' equity                                                171,964,800
                                                                               -------------

          Total liabilities and shareholders' equity                           $329,933,970
                                                                               =============

See notes to condensed consolidated financial statements.

                                           CHARYS HOLDING COMPANY, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                           Three Months Ended October 31,         Six Months Ended October 31,
                                       ------------------------------------  ------------------------------------
                                              2006               2005               2006               2005
                                       -----------------  -----------------  -----------------  -----------------
Net revenues                           $     16,805,656   $      5,222,246   $     41,851,060   $     11,277,444
Cost of revenues                             14,953,816          3,973,795         32,590,329          8,787,819
                                       -----------------  -----------------  -----------------  -----------------
  Gross profit                                1,851,840          1,248,451          9,260,731          2,489,625
                                       -----------------  -----------------  -----------------  -----------------

Operating expenses:
  General and administrative                  6,610,272          1,389,443         12,387,474          2,797,486
  Depreciation and amortization               2,140,068            127,678          3,891,058            257,682
                                       -----------------  -----------------  -----------------  -----------------
    Total operating expenses                  8,750,340          1,517,121         16,278,532          3,055,168
                                       -----------------  -----------------  -----------------  -----------------

                                       -----------------  -----------------  -----------------  -----------------
Income (loss) from operations                (6,898,500)          (268,670)        (7,017,801)          (565,543)
                                       -----------------  -----------------  -----------------  -----------------

Other income (expense):
  Loss on Impairment of goodwill            (17,157,767)                 -        (17,157,767)                 -
  Interest expense                           (7,556,162)          (114,855)       (11,005,433)          (220,051)
  Gain on debt retirement                             -            229,044                  -            229,044
  Gain on sale of property and
    equipment, net                               52,121                  -             69,350                  -
  Other income, net                              41,313           (106,560)            42,118          1,495,626
                                       -----------------  -----------------  -----------------  -----------------
      Total other (expense) income          (24,620,495)             7,629        (28,051,732)         1,504,619
                                       -----------------  -----------------  -----------------  -----------------

  Net Income (loss)
    before income taxes                     (31,518,995)          (261,041)       (35,069,533)           939,076

Income tax expense (benefit)                          -                  -                  -                  -
                                       -----------------  -----------------  -----------------  -----------------

Net (loss) earnings                    $    (31,518,995)  $       (261,041)  $    (35,069,533)  $        939,076
                                       =================  =================  =================  =================

Per share data - basic:
  Net (loss) earnings                  $          (1.02)  $          (0.03)  $          (1.30)  $           0.11
                                       =================  =================  =================  =================
  Weighted average common shares
    outstanding                              31,009,039          9,101,757         27,038,040          8,608,246
                                       =================  =================  =================  =================

Per share data - diluted:
  Net (loss) earnings                  $          (1.02)  $          (0.03)  $          (1.30)  $           0.08
                                       =================  =================  =================  =================
  Weighted average common shares
    outstanding                              53,180,331         12,471,322         44,334,137         11,559,333
                                       =================  =================  =================  =================

See notes to condensed consolidated financial statements.

                                   CHARYS HOLDING COMPANY, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                  Six Months Ended October 31,
                                                               ----------------------------------
                                                                     2006              2005
                                                               ----------------  ----------------
Cash Flows From Operating Activities:
-------------------------------------
Net (loss) earnings                                            $   (35,069,533)  $       939,076
Adjustments:
  Stock options expense                                                617,119                 -
  Stock issued for note interest                                        52,000                 -
  Income from debt retirement                                                -        (1,596,355)
  Loss on impairment of goodwill                                    17,157,767                 -
  (Gain) loss on sale of property and equipment                        (69,350)            4,624
  (Gain) on sale of discontinued operation                                   -          (229,044)
  Depreciation and amortization expense                              3,891,058           257,683
  Net change in current assets and liabilities                      40,694,093          (469,411)
                                                               ----------------  ----------------
          Net cash provided by (used in) operating activities       27,273,154        (1,093,427)
                                                               ----------------  ----------------

Cash Flows From Investing Activities:
-------------------------------------
Purchase of property and equipment                                  (7,004,847)         (116,153)
Proceeds from sale of property and equipment                         1,292,541                 -
Cash acquired in acquisitions                                        1,200,127                 -
(Increase) decrease in other non-current assets                     (8,822,766)         (223,889)
                                                               ----------------  ----------------
          Net cash provided by (used in) investing activities      (13,334,945)         (340,042)
                                                               ----------------  ----------------

Cash Flows From Financing Activities:
-------------------------------------
Proceeds from exercise of common stock options                          22,401            20,000
Proceeds from sale of restricted common stock                                -           557,320
Proceeds from sale of mandatory redeemable preferred stock          11,916,860                 -
(Increase) decrease in capitalized financing costs, net                265,191          (116,985)
Net proceeds (repayments) on short-term borrowings:
  Unrelated parties                                                (26,499,444)          223,447
  Related parties                                                   (7,147,599)                -
Net proceeds (repayments) on long-term debt:
  Unrelated parties                                                 17,101,797              (553)
  Related parties                                                      (46,500)          (70,750)
                                                               ----------------  ----------------
          Net cash provided by (used in) financing activities       (4,387,294)          612,479
                                                               ----------------  ----------------

Net increase (decrease) in cash                                      9,550,915          (820,990)
Cash and cash equivalents, beginning of period                       1,355,146         1,086,064
                                                               ----------------  ----------------

Cash and cash equivalents, end of period                       $    10,906,061   $       265,074
                                                               ================  ================

See notes to condensed consolidated financial statements.

                          CHARYS HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005
                                   (Unaudited)

1.   BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited consolidated financial statements of Charys Holding Company, Inc. ("Charys" or the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended April 30, 2006 ("2006 Annual Report"). Operating results for the three months and six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007.

2.   THE COMPANY

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, as follows:

CCI Telecom, Inc.
Personnel Resources of Georgia, Inc.
Method IQ, Inc.
Viasys Services, Inc./Viasys Network Services, Inc. (collectively "Viasys") LFC, Inc.
Crochet & Borel Services, Inc.
Digital Communications Services, Inc.
Ayin Tower Management, Inc./Ayin Holding Company, Inc. (collectively "Ayin")

3.   GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 2006, the Company has a $49 million working capital deficit with a limited borrowing capacity. The present condition continues to create uncertainty as to the Company's ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of certain acquired companies. Management's plan to improve its overall financial condition includes the following:

     - Increasing revenues at all operating subsidiaries, while maintaining or improving gross margins in the process.

     - Control, and in some cases reduce, general and administrative expenses that will not impede growth.

     - Seek additional sources of working capital through both debt and equity transactions to fund daily operations and acquisitions.

     - Acquire companies that fit the Company's business strategy and acquisition model.

Specifically, Charys believes its access and expertise in the capital markets will result in additional working capital that will enable its present and future subsidiaries to increase revenue-generating activities, access and expertise which is typically constrained as individual private companies. It also believes continued strategic acquisitions of companies providing heretofore fragmented telecommunications construction and infrastructure services will provide the necessary integration to attain contracts of greater revenue volume and scope of services. Management of acquired companies will be reviewed and management replaced if necessary to improve gross profit performance to acceptable levels. In most cases, Charys intends to retain selling owners of acquired companies as senior management, who will receive a large majority of the purchase consideration by achieving specific revenue, gross profit and net income targets.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.   ACQUISITIONS

Viasys  Acquisition  Settlement
Effective September 29, 2006, Charys and Viasys entered into a Mutual Release and Settlement Agreement (the "Viasys Settlement Agreement") with New Viasys Holdings LLC ("New Viasys"). Pursuant to the Viasys Settlement Agreement, the parties agreed to waive and release one another from certain closing conditions, payment obligations and indemnification claims under the Stock Purchase
Agreement of November 1, 2005 between Charys and New Viasys (the "Viasys Purchase Agreement"), by which Charys acquired Viasys from New Viasys. Furthermore, New Viasys agreed to cancel a $3.5 million subordinated secured note and related security agreement, to extend the deadlines until December 31, 2006 for Charys to secure a standby letter of credit and release of surety bond as required in the Viasys Purchase Agreement, and to release Charys from the indemnification claim arising out of the settlement reached by Charys with Lumbermen's Mutual Casualty Company in May 2006 (the "Lumbermen's Settlement"). In consideration for New Viasys' release of the foregoing obligations, Charys agreed to release to New Viasys 500,000 escrowed shares of the Company's registered common stock, and to issue to New Viasys an additional 225,000 shares of its registered common stock. These shares were issued in the names of Mel Harris and Steven Posner, two of the owners of New Viasys. Messrs. Harris and Posner were given the right during the 90-day period beginning on the first anniversary of the Viasys Settlement Agreement closing ("Closing") to require Charys to repurchase, at a price of $6.50 per share, any number of these shares they may specify. Charys also agreed to issue to Messrs. Harris and Posner at Closing convertible promissory notes in the amounts of $473,849 and $242,151, respectively. In addition, Charys agreed to pay to New Viasys at Closing, in immediately available funds, the sum of $372,424 and to pay within 60 days after Closing the amount of $426,333, including $93,000 in interest. The Company also agreed to release New Viasys from the indemnification claim that may arise out of the Lumbermen's Settlement. Further details on this settlement are contained in Form 8-K as filed on November 29, 2006.

The Company determined that the net settlement amount excluding the interest, resulted in an increase in goodwill of $2.3 million.

     Complete  Tower  Sources,  Inc./Mitchell  Site  Acquisition,  Inc.

     On October 27, 2006, the company and Ayin, a wholly-owned subsidiary the Company, executed a letter agreement ("Letter Agreement") with Matthew B. Mitchell and Lori H. Mitchell amending certain terms of the stock purchase agreements with respect to Ayin's acquisition of Complete Tower Sources, Inc. ("CTSI") and Mitchell Site Acquistion., Inc. ("MSAI") that closed on August 15, 2006.

     Pursuant to the Letter Agreement, the total sales price for CTSI is increased by $5 million to $76 million, to be paid as follows: (i) a newly issued promissory note dated October 20, 2006 to Lori H. Mitchell in the amount of $42,955,852 due on December 18, 2006; (ii) a newly issued promissory note dated October 20, 2006 to Lori H. Mitchell in the amount of $14,200,000 payable in two annual installments commencing December 10, 2007; (iii) the amount of $5,000,000 which has been paid to Lori H. Mitchell on September 1, 2006 and (iv) a sum of $13,844,148 to be paid to certain employees of CTSI within 5 days following December 18, 2006.

     Pursuant to the Letter Agreement, the total sales price for MSAI is increased by $2,000,000 to $29,000,000, to be paid as follows: (i) a newly issued promissory note dated October 20, 2006 to Matthew B. Mitchell in the amount of $20,812,500 due on December 18, 2006; (ii) a newly issued promissory note dated October 20, 2006 to Matthew B. Mitchell in the amount of $5,400,000 payable in two equal annual installments on December 10, 2007 and December 10, 2008; (iii) a newly issued good will purchase agreement promissory note dated October 20, 2006 to Matthew B. Mitchell in the amount of $2,700,000 payable in two annual installments commencing December 10, 2007; (iv) the amount of $2,000,000 which has been paid to Matthew B. Mitchell on September 1, 2006 and
(v) a sum of $787,500 to be paid to certain contractors of MSAI within 5 days following December 18, 2006.

     Pursuant to the Letter Agreement, all of the promissory notes that have been issued at closing shall be cancelled and replaced with the notes newly issued under the Letter Agreement. With respect to the cancellation and replacement of those closing notes due on September 30, 2006, the Company paid the Mitchells an extension payment of $2,000,000 on October 27, 2006 for their agreement to extend the payment date of new notes to December 18, 2006.

     On December 14, 2006, the Letter Agreement was amended to provide that amounts due on December 18, 2006 were extended until February 15, 2007.

     Due to the negotiations occurring subsequent to the original closing resulting in significant changes to the original terms and additions of material actions to be performed by Charys to consummate the acquisitions, the Company did not record the acquisitions of CTSI or MSAI as of October 31, 2006, and has not included the results of operations of these companies for the three months then ended in the accompanying 2006 consolidated financial statements. The deposits and extension payment made by Charys, totaling $9 million, was recorded to acquisition costs in the accompanying 2006 consolidated balance sheet.

Crochet  &  Borel  Services,  Inc.

     On June 5, 2006, the Company acquired all outstanding common stock of a Crochet & Borel, Inc. ("C&B") The C&B shareholders received cash of $1.0 million, a 4.74% short-term unsecured promissory note for $19 million, a contractual obligation for $40.5 million in additional cash consideration, and 7,258,000 shares of Charys common stock valued at a make-whole value of $12.50 per share. The Company determined the total cost of the acquisition at $151.2 million, with $38.7 million in net assets acquired, resulting in an excess of consideration over value received of $112.5 million. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was a non-compete agreement, which was valued at $500,000. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $112 million recorded as goodwill as of the acquisition date. The non-compete agreement intangible asset is being amortized at a rate which approximates the remaining life of the underlying intangible asset, determined by the valuation to be one year.

Digital  Communications  Services,  Inc.

     Effective June 1, 2006, the Company acquired all outstanding common stock of Digital Communications Services, Inc. ("DCS") The DCS shareholders received an interest-free, short-term unsecured promissory note of $640 thousand, and a contractual right to receive $200,000 worth of shares of Charys common stock based on the market price at closing. The Company determined the total cost of the acquisition at $840,000, with $442,369 in net liabilities assumed, resulting in an excess of consideration over value received of $1.3 million.

Summary  of  Assets  Acquired/Liabilities  Assumed

     The following summary presents the estimated fair values of the assets acquired and liabilities assumed of the acquired companies as of the effective date of acquisitions:

                                                                               C&B          DCS
---------------------------------------------------------------------------------------------------
Current assets                                                             $153,204,698  1,445,833
Property and equipment                                                        2,290,833    108,784
Other non-current assets                                                         61,286          -
---------------------------------------------------------------------------------------------------
  Total assets acquired                                                     155,556,817  1,554,617
---------------------------------------------------------------------------------------------------
Current liabilities (other than debt obligations)                            84,889,189    983,958
Debt obligations - current portion                                           31,580,107  1,013,028
Debt obligations - non-current portion                                          379,494          -
---------------------------------------------------------------------------------------------------
  Total liabilities assumed                                                 116,848,790  1,996,986
---------------------------------------------------------------------------------------------------
Net assets acquired (liabilities assumed)                                  $ 38,708,027   (442,369)
===================================================================================================
Total purchase price                                                        160,015,751    840,000
  Excess of purchase price over net assets acquired (liabilities assumed)   121,307,724  1,252,369
  Less: Excess purchase price allocated to amortizable intangible assets      4,010,000          -
---------------------------------------------------------------------------------------------------
Goodwill                                                                   $117,297,724  1,252,369
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

                                            Three Months Ended October 31,       Six Months Ended October 31,
                                        ------------------------------------  ----------------------------------
                                              2006               2005               2006              2005
----------------------------------------------------------------------------------------------------------------
                                           (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
Revenues                                $         16,806   $         122,280  $        41,955   $        133,573
Net (loss) earnings                     $        (32,870)  $          52,139  $       (36,493)  $         53,810
Basic (loss) earnings per share         $          (1.06)  $            3.18  $         (1.39)  $           3.39
Diluted (loss) earnings per share loss  $          (1.06)  $            2.47  $         (1.39)  $           2.54
----------------------------------------------------------------------------------------------------------------

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

     Acquisition  Costs

     Consideration paid to prospective Sellers and incurred acquisition-related service costs for uncompleted acquisitions are capitalized as acquisition costs until such time an acquisition is completed. Capitalized acquisition costs of $42.5 million as of October 31, 2006 substantially relate to the pending acquisitions of CTSI, MSAI, and the Cotton Companies (Note 13).

     5.  Impairment  of  Goodwill

Method  IQ,  Inc.
In the second quarter, the Company performed the annual test of impairment of the goodwill of Method IQ, Inc ("MIQ"). As of October 31, 2006 it was determined that the carrying value of the goodwill of MIQ exceeded the enterprise value of the implied goodwill utilizing the income approach of discounted cash flows. The discounted cash flows calculations were made utilizing various assumptions and estimates regarding future revenue and expenses, cash flow and discount rates. Based upon the Company's analysis a goodwill impairment loss of $2.3 million is being recorded as of October 31, 2006. This goodwill impairment is included in the loss on impairment of goodwill in the accompanying consolidated statement of operations for the three and six months ended October 31, 2006.
The  carrying  amount  of  goodwill  as  of  October  31,  2006  was $3,089,000.

Viasys Network Services, Inc. and Viasys Services, Inc.
In the second quarter, the Company performed the annual test of impairment of the goodwill of Viasys. As of October 31, 2006 it was determined that the carrying value of the goodwill of Viasys exceeded the enterprise value of the implied goodwill utilizing the income approach of discounted cash flows. The discounted cash flows calculations were made utilizing various assumptions and estimates regarding future revenue and expenses, cash flow and discount rates. Based upon the Company's analysis a goodwill impairment loss of $14.9 million is being recorded as of October 31, 2006. This goodwill impairment is included in the loss on impairment of goodwill in the accompanying consolidated statement of operations for the three and six months ended October 31, 2006. The carrying amount of goodwill as of October 31, 2006 was $3,992,000.

6.   DEBT

Revolving  Credit  Facility
On August 28, 2006, the Company entered into a Senior Secured Revolving Credit Facility ("the Loan Agreement") with New Stream Commercial Finance, LLC, ("New Steam"), to provide up to $35 million to its wholly-owned subsidiary, Crochet & Borel Services, Inc. ("C&B"). Advances are limited to a borrowing availability formula as defined in the Loan Agreement and bear interest at LIBOR plus 3%. Outstanding advances are secured by substantially all C&B assets, in addition to Charys' pledge of all capital stock of C&B. Proceeds of the initial drawing on the revolver were used to refinance certain indebtedness of C&B and to repay a portion of a seller note issued at the closing of the C&B acquisition. The financing has a one-year term. New Stream also received a warrant to purchase two million shares of Charys's common stock at $4.80 per share until August 28, 2011, valued by the Company at $7.7 million, along with registration rights pertaining to shares which may be purchased under this warrant (see Note 9 - Common Stock Warrants).

Convertible  Debt  Financing
On August 31, 2006, the Company closed a $21 million financing in the form of subordinated convertible debt that carries a 10% coupon rate and a 24-month term, with the Debentures issued by Charys to a select group of new and existing institutional investors ("Investors"). The proceeds of the debt offering will be used to pay off sellers notes associated with previously closed acquisitions and to increase Charys' working capital position. Proceeds will also be used to make the initial cash payment of the previously announced acquisitions of CTSI and MSAI. The Investors received a senior security interest subordinate to existing security interests, granted to the banks and other senior debt lenders, in substantially all of the assets of Charys and its subsidiaries. In addition, the Investors received warrants to purchase approximately five million shares of Charys' common stock, valued by the Company at $19.0 million (see Note 9 - Common Stock Warrants).

Secured  Note.
On October 10, 2006, the Company entered into a secured note agreement with JED Family Trust c/o Imperium Partner Group in the amount of $500,000. The note bears interest of 10% per annum. The note was necessary to secure proceeds for the purposes of a deposit on the Cotton Companies acquisition. Refer to note 13 for further details on the Cotton Companies transaction. The secured note was executed and guaranteed by Charys's Chief Executive Officer.

Financing  Costs
Costs related to completed or in-progress non-acquisition financing activities are capitalized as financing costs. These costs are amortized to interest expense over the term of the related debt instrument. Substantially all financing costs as of October 31, 2006 represent the amortized fair value of common stock warrants granted in association with the issue of Series D redeemable preferred stock in the first quarter of FY07 and the convertible debt and revolving credit facilities disclosed above, which are being amortized over periods ranging from 24 to 30 months. The annual interest expense to be amortized relating to these warrants is as follows:

Fiscal Years Ending
    April 30,
-------------------
      2007           $19,716,106
      2008            21,508,479
      2009             5,441,616

7.   COMMITMENTS  AND  CONTINGENCIES

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

     Government  Claim

     On July 10, 2006 the Company received a letter from the New York Liquidation Bureau and the State of New York demanding the amount of $320,250 in rent on a lease between the Company and Realm National Insurance Company. The Company's position is that notwithstanding provisions in the lease to the contrary, the conditions precedent to the effectiveness of the lease did not occur, in that the landlord did not obtain required permits to permit mining of minerals on the property that was intended. Accordingly, the Company believes it may have defenses to the claim.

Other  Contingencies

Contingent  Acquisition  Liabilities
The terms of the purchase agreements relating to the acquisition of CCI, C&B and LFC, Inc. ("LFC") provide for additional ("earn-out") consideration in cash or Charys common stock to the selling stockholders of these companies based on the companies achieving future financial performance targets as specified in the agreements. Under the CCI purchase agreement formula, the maximum amount of this earn-out liability is $5.4 million over fiscal years 2006 and 2007, with no additional consideration being earned during 2006. Earn-out liability for LFC is $11.2 million over fiscal years 2007 - 2009. Under the C&B purchase agreement formula, the maximum amount of this earn-out liability is $84.2 million over fiscal years 2007, 2008 and 2009. Under generally-accepted accounting principles, additional consideration resulting in future periods from these earn-out contingencies, if any, will be recorded to goodwill at the time the contingency is resolved. Accordingly, the accompanying consolidated financial statements do not include any potential effects of these contingencies, which could be material.

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

The purchase agreement for the acquisition of C&B contains a make-whole provision, whereby Charys is committed to issuing additional common shares or paying cash to the seller if the future market price of the Company's stock fails to achieve $12.50 per share within a specific time period, as defined in the agreement (see Note 4 - Crochet & Borel Services, Inc.). The maximum additional consideration which could be paid under the make-whole provision is approximately $91 million. Because the obligation to pay this additional consideration is not contingent upon future performance of C&B or other factors subject to uncertainty, the $91 million make-whole contingency has been reflected in equity in the accompanying consolidated balance sheet.

     Lumbermen's  Settlement

     In May 2006, the Company and New Viasys Holdings, LLC entered into a settlement agreement with Lumbermen's Insurance Company which provided for a payment of $200,000 cash to the Plaintiff and the issuance of 400,000 shares of Charys common stock with registration rights, and with the obligation to issue up to an additional 100,000 shares of common stock if the market price of the stock is less than $4.83 per share as of the close of business on the date of the first day the shares can be publicly sold without restriction. The shares were valued at a current market price of $7.45, for a total value of $2.98 million. The effects of this settlement are included in the accompanying consolidated financial statements.

8.   RESERVES  FOR  CONTRACT  LOSSES

As more fully described in the Company's 2006 Annual Report, the Company had recorded a $2,906,000 reserve in the purchase accounting for the acquisition of Viasys to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the November 1, 2005 acquisition date. Subsequent to the acquisition, Viasys has utilized the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition. During the period February 1, 2006 to April 30, 2006, $1,472,000 of this reserve was utilized. During the three months and six months ended October 31, 2006, Viasys utilized $0 and $946,464 respectively of the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition.

9.   STOCKHOLDERS' EQUITY

Common  Shares  Issued  Under  Consulting  and  Purchase  Agreements
The Company issued 3,193,500 shares of Charys' common stock at a per share market price ranging from $3.07 to $3.80 for an aggregate value of $8,345,550 to consultants for general consulting services, 400,000 shares of Charys' common stock at a per share market price of $3.25 for an aggregate value of $1,300,000 to the sellers of Cotton as a down payment, and at the first closing an additional 1,955,531 shares of Charys' common stock at a per share make-whole price of $15.00 for an aggregate value of $29,332,965 as provided for in the Cotton purchase agreement.

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

                                                                 Weighted
                                                                 Average
                                                    Shares    Exercise Price
----------------------------------------------------------------------------
Outstanding at April 30, 2006                     4,482,057             0.58
Granted                                             280,000             8.15
Exercised                                          (115,077)            0.38
Forfeited                                           (68,569)            0.40
----------------------------------------------------------------------------
Outstanding at October 31, 2006                   4,578,411             1.05
============================================================================
Exercisable at October 31, 2006                   4,285,551             0.79
----------------------------------------------------------------------------
Remaining reserved for grant at October 31, 2006  1,540,000
----------------------------------------------------------------------------

During the three months ending October 31, 2006 and 2005, no stock options were granted to non-employee consultants.. During the six months ending October 31, 2006 and 2005, stock options granted to non-employee consultants were 25,000 and 0 respectively. The fair value and expense recognized for these options was $139,500 and $0 in the six months ended October 31, 2006 and 2005 respectively.

Prior to February 1, 2006 the Company accounts for stock-based compensation to employees and directors in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", which allows the continued use of the intrinsic value method provided under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in lieu of a fair value measurement. The intrinsic method provides for the recognition of stock option expense at the value in which the market price exceeds that of the exercise price at the time the options are exercisable. Had compensation cost for the Plan been determined on the fair value of the options on the grant date, the company's net income and earnings per share would have been as follows for the three and six months ended October 31, 2005.

                                                                        Three Months       Six Months Ended
                                                                      Ended October 31,      October 31,
------------------------------------------------------------------------------------------------------------
                                                                            2005                 2005
------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS) , AS REPORTED                                    $         (261,041)  $         939,076
  Deduct:
    Total stock based employee expense determined under fair value
      method for all awards, net of related tax effects                               0             (10,529)
------------------------------------------------------------------------------------------------------------
  PROFORMA NET EARNINGS (LOSS)                                       $         (261,041)  $         928,547
------------------------------------------------------------------------------------------------------------

  NET (LOSS) EARNINGS PER SHARE OF COMMON STOCK:
    Basic - as reported                                              $            (0.03)  $            0.11
------------------------------------------------------------------------------------------------------------
    Basic - pro forma                                                $            (0.03)  $            0.11
------------------------------------------------------------------------------------------------------------

    Diluted - as reported                                            $            (0.03)  $            0.08
------------------------------------------------------------------------------------------------------------
    Diluted - pro forma                                              $            (0.03)  $            0.08
------------------------------------------------------------------------------------------------------------

Effective February 1, 2006, the company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of February 1, 2006 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the three and six months ended October 31, 2006 was $474,300 and $477,619, respectively.

The company granted no stock options during the three months ended October 31, 2006. In calculating the impact for options granted during the current reporting period and prior reporting periods, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Expected volatility has been calculated based on the historical volatility of the company's stock prior to the grant date. The expected term represents the option exercise period The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated life of the option grant.

Common  Stock  Warrants
During the three months ended October 31, 2006, the Company issued warrants totaling 7,081,671 shares of common stock to various financing institution and private parties in connection with financing activities and in connection with the issue of Convertible debt and the entering into a Senior Secured Revolving Credit Facility ("the Loan Agreement") with New Stream. Refer to Note 6 for further details on this transaction. The Company used the Black-Scholes options pricing model for measuring the fair value of these warrants, resulting in a total recorded value of $26.7 million to financing costs. The warrant valuation variables for these warrants are expected volatility of 124%, expected term of five years, and risk free interest rate of 5.11%.

Earnings  Per  Share
The computation of basic and diluted earnings per share is as follows for the three and six months ended October 31, 2006 and 2005.

                                                      Three Months Ended October 31,       Six Months Ended October 31,
                                                  ------------------------------------  ---------------------------------
                                                         2006               2005               2006             2005
-------------------------------------------------------------------------------------------------------------------------
 NUMERATOR:
-------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                               $    (31,518,995)  $       (261,041)  $   (35,069,533)  $       939,076
-------------------------------------------------------------------------------------------------------------------------

  DENOMINATOR:
-------------------------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding - basic           31,009,039          9,101,757        27,038,040         8,608,246

  Effect of dilutive securities - common stock          22,171,292          3,369,565        17,296,097         2,951,087
    options, warrants,
    convertible preferred stock
-------------------------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding - diluted         53,180,331         12,471,322        44,334,137        11,559,333
-------------------------------------------------------------------------------------------------------------------------

  NET (LOSS) EARNINGS PER SHARE OF COMMON STOCK:
-------------------------------------------------------------------------------------------------------------------------
    Basic                                         $          (1.02)  $          (0.03)  $         (1.30)  $          0.11
-------------------------------------------------------------------------------------------------------------------------
    Diluted                                       $          (1.02)  $          (0.03)  $         (1.30)  $          0.08
-------------------------------------------------------------------------------------------------------------------------

10.  SEGMENT REPORTING

The Company's operations have been classified into five business segments, data and communication infrastructure, disaster restoration and remediation services, tower services and infrastructure services, technology implementation and integration and professional administrative services. This segmentation best describes the business activities of the Company and how management assesses the Company's performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company's 2006 Annual Report. Summarized financial information by business segment for the three months and six months ended October 31, 2006 and 2005 is presented below. All segment revenues were derived from external customers. No segment information for 2005 is depicted for disaster restoration and remediation services, tower services, and infrastructure services and technology implementation and integration. As more fully disclosed in the Company's 2006 Annual Report, the Company had no operations in these business segments until its purchase acquisitions of MIQ (technology implementation and integration) on November 1, 2005, LFC (tower services and infrastructure services) on April 30, 2006, and C&B (disaster restoration and remediation services) on May 1, 2006. Amounts are stated in thousands.

                                                 Three Months Ended October 31,       Six Months Ended October 31,
                                             ------------------------------------  ----------------------------------
                                                   2006               2005               2006              2005
---------------------------------------------------------------------------------------------------------------------
Net revenues:
  Data and Communication Infrastructure      $          9,210   $          4,347   $        24,018   $         9,313
  Disaster Restoration and Remediation                  2,554                  -             6,647                 -
  Tower Services and Infrastucture Services             2,144                  -             4,828                 -
  Technology Implementation and Integration             1,983                  -             4,515                 -
  Professional Administration Services                    915                875             1,843             1,964
---------------------------------------------------------------------------------------------------------------------
                                             $         16,806   $          5,222            41,851   $        11,277
=====================================================================================================================
Depreciation and amortization:
  Data and Communication Infrastructure      $            505   $            119   $         1,038   $           241
  Disaster Restoration and Remediation                    967                  -             1,934                 -
  Tower Services and Infrastucture Services               500                  -               577                 -
  Technology Implementation and Integration               155                  -               317                 -
  Professional Administration Services                     12                 10                24                17
---------------------------------------------------------------------------------------------------------------------
                                             $          2,139   $            129   $         3,890   $           258
=====================================================================================================================
Income (Loss) from operations:
  Data and Communication Infrastructure      $         (3,573)  $            204   $        (3,462)  $           204
  Disaster Restoration and Remediation                   (888)                 -              (165)                -
  Tower Services and Infrastucture Services              (301)                 -               410                 -
  Technology Implementation and Integration              (420)                 -              (477)                -
  Professional Administration Services                    (24)                (2)             (132)             (106)
---------------------------------------------------------------------------------------------------------------------
                                             $         (5,207)  $            202   $        (3,827)  $            98
=====================================================================================================================
Interest expense:
  Data and Communication Infrastructure      $            516   $             94   $           759   $           196
  Disaster Restoration and Remediation                    (70)                 -               483                 -
  Tower Services and Infrastucture Services               297                  -               323                 -
  Technology Implementation and Integration                55                  -               125                 -
  Professional Administration Services                      0                  5                 0                 8
---------------------------------------------------------------------------------------------------------------------
                                             $            798   $             99   $         1,690   $           204
=====================================================================================================================
Segment assets:
  Data and Communication Infrastructure      $         28,599   $         11,215   $        28,599   $        11,215
  Disaster Restoration and Remediation                187,054                  -           187,054                 -
  Tower Services and Infrastucture Services            16,514                  -            16,514                 -
  Technology Implementation and Integration            10,046                  -            10,046                 -
  Professional Administration Services                    173                573               173               573
---------------------------------------------------------------------------------------------------------------------
                                             $        242,386   $         11,788   $       242,386   $        11,788
=====================================================================================================================
Goodwill:
  Data and Communication Infrastructure      $         10,486   $          3,975   $        10,486   $         3,975
  Disaster Restoration and Remediation                125,299                  -           125,299                 -
  Tower Services and Infrastucture Services                 0                  -                 0                 -
  Technology Implementation and Integration             3,089                  -             3,089                 -
  Professional Administration Services                      -                  -                 -                 -
---------------------------------------------------------------------------------------------------------------------
                                             $        138,874   $          3,975   $       138,874   $         3,975
=====================================================================================================================

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company's consolidated totals (amounts stated in thousands):

                                                       Three Months Ended October 31,        Six Months Ended October 31,
                                                    ------------------------------------  ----------------------------------
                                                          2006               2005               2006              2005
----------------------------------------------------------------------------------------------------------------------------
Net revenues:
  Total for reportable segments                     $         16,806   $          5,222   $        41,851   $        11,277
  Corporate                                                        -                  -                 -                 -
----------------------------------------------------------------------------------------------------------------------------
  Total consolidated net revenues                   $         16,806   $          5,222   $        41,851   $        11,277
============================================================================================================================
Depreciation and amortization:
  Total for reportable segments                     $          2,139   $            129   $         3,890   $           258
  Corporate                                                        1                  -                 1                 -
----------------------------------------------------------------------------------------------------------------------------
  Total consolidated depreciation and amortization  $          2,140   $            129   $         3,891   $           258
============================================================================================================================
Income (Loss) from operations:
  Total for reportable segments                     $         (5,207)  $            202   $        (3,827)  $            98
  Corporate                                                   (1,692)              (320)           (3,191)             (664)
----------------------------------------------------------------------------------------------------------------------------
  Total consolidated loss from operations           $         (6,899)  $           (118)  $        (7,018)  $          (566)
============================================================================================================================
Interest expense:
  Total for reportable segments                     $            798   $             99   $         1,690   $           204
  Corporate                                                    6,759                  -             9,316                16
----------------------------------------------------------------------------------------------------------------------------
  Total consolidated interest expense               $          7,556   $             99   $        11,005   $           220
============================================================================================================================
Segment assets:
  Total for reportable segments                     $        242,386   $         11,907   $       242,386   $        11,907
  Corporate                                                   87,548                191            87,548               191
----------------------------------------------------------------------------------------------------------------------------
  Total consolidated assets                         $        329,934   $         12,098   $       329,934   $        12,098
============================================================================================================================
Goodwill:
  Total for reportable segments                     $        138,874   $          3,975   $       138,874   $         3,975
  Corporate                                                        -                                    -
----------------------------------------------------------------------------------------------------------------------------
  Total consolidated goodwill                       $        138,874   $          3,975   $       138,874   $         3,975
============================================================================================================================

11.  RELATED PARTY TRANSACTIONS

     - A short-term loan of $50,000 made to the Company by a shareholder during the year ended April 30, 2005 was exchanged for 240,000 common shares on June 6, 2005.

     - A former customer of PRG was owned by an officer of PRG. Net revenues (net of payroll costs) attributable to this customer were $0 and $34,553 for the three months ended October 31, 2006 and 2005, and $0 and $78,905 for the six months ended October 31, 2006 and 2005.

     - PRG provides support services to a company owned by the officers of PRG. Fees paid to PRG by this related company were $132,867 and $44,670 during the three months ended October 31, 2006 and 2005, and $239,613 and $88,663 during the six months ended October 31, 2006 and 2005. Amounts owed to PRG by this company, included in accounts receivable in the accompanying consolidated balance sheets, were $0 and $61,824 at October 31, 2006 and 2005.

     - PRG has a month-to-month operating lease for its office space with a PRG officer, who was an owner of a predecessor company of PRG. Rent expense under the lease was $3,900 and $3,900 during the three months ended October 31, 2006 and 2005, and $9,100 and $7,800 for the six months ended October 31, 2006 and 2005.

     - Principal and interest payments totaling of $0 and $42,200 were made during the three and six months ended October 31, 2006 and 2005 relating to the PRG acquisition note payable to Charys' Chief Executive Officer.

     - On October 10, 2006, the Company entered into a secured note agreement with JED Family Trust c/o Imperium Partner Group in the amount of $500,000. The secured note was executed and guaranteed by Charys's Chief Executive Officer. Refer to Note 6 for further details.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash  Financing  and Investing Activities -Six Months Ended October 31, 2005

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

     - The Company sold all the common stock of a subsidiary, Innovative Corporate Solutions, Inc. ("ICS"), issuing 40,000 shares of its common stock valued at $9,200 in exchange for transferring the net liabilities ICS to the buyer in the amount of $238,044.

Non-Cash  Financing and Investing Activities - Six Months Ended October 31, 2006

     - The acquisition of C&B effective May 1, 2006 was substantially a non-cash transaction, in which $38.7 million of net assets, including cash of $1.2 million, were acquired by Charys paying $1 million in cash, issuing common stock and a promissory note to the seller, and incurring other contractual obligations to the seller.

     - The acquisition of DCS was a non-cash transaction, in which $440,000 of net liabilities were assumed by Charys incurring contractual obligations to issue stock and pay cash to the seller.

     - Common stock valued at $2 million was issued to settle an accrued acquisition expense.

     - Additional common stock consideration valued at $3.2 million was issued to the seller of MIQ, which the Company recorded to goodwill.

     - As disclosed in Note 7, the Company issued $3.0 million in common stock as part of the settlement of the Lumbermen lawsuit. The value of this stock, along with the $200,000 cash portion of the settlement, was recorded to Viasys goodwill, as this suit had represented an unreserved acquisition contingency.

     - Common stock warrants valued at $26.7 million were granted relating to the Series D redeemable preferred stock and new C&B revolving credit facility (Note 9 - Common Stock Warrants).

     - Common stock valued at $32.1 million was issued relating to the subsequent purchase agreement with Cotton Holdings 1, Inc. and related companies (Note 13).

     - $2.8 million in common stock was issued and $3.1 million in short-term obligations were incurred in exchange for cancellation of a $3.5 million Viasys acquisition note (Note 4 - Viasys Acquisition Settlement).

13.  SUBSEQUENT EVENTS

Ayin Tower Management Services, Inc. Revolving Credit Agreement
As more fully described on Form 8-K filed on November 17, 2006, on November 8, 2006, Ayin entered into a Loan and Security Agreement (the "Loan Agreement") with New Stream, providing up to $14 million revolving credit which expires on November 8, 2008. The actual amount of credit available is subject to quarterly adjustments based upon a formula defined in the Loan Agreement. Advances made under the Loan Agreement may be used to refinance Ayin's existing indebtedness or for transaction expenses, working capital and other general corporate purposes. Outstanding advances bear a floating interest rate of LIBOR plus 4.85%, as well as a monthly facility fee of 0.65%, and are secured by all assets of Ayin. In connection with the Loan Agreement, Charys entered into an agreement to pledge all of its capital stock in Ayin as collateral and issued New Stream a five-year warrant to purchase 600,000 shares of Charys' common stock.

     Complete  Tower  Sources,  Inc./Mitchell Site Acquisition, Inc. Acquisition

     As disclosed in the Current Report on Form 8-K/A filed with the Securities and Exchange Commission by the Company on November 17, 2006, the Company and Ayin executed a letter agreement on October 27, 2006 (the "October 27, 2006 Letter Agreement") with Matthew B. Mitchell and Lori H. Mitchell amending certain terms of the stock purchase agreements with respect to Ayin's acquisition of CTSI and MSAI. Pursuant to the October 27, 2006 Letter Agreement, certain agreements were reached among the parties, including without limitation an agreement by Ayin to do the following on or prior to November 24, 2006 (collectively, the "November Obligation"): (i) pay off CTSI's obligations to the Whitney National Bank up to $2,400,000 and any obligations under any credit cards belonging to CTSI and (ii) cause all personal guarantees that back the Whitney National Bank loan and the credit card obligations to be cancelled.

     On November 24, 2006, the Company and Ayin executed a letter agreement with Lori H. Mitchell and Matthew B. Mitchell extending the deadline for the November Obligation from November 24, 2006 until November 27, 2006. On December 14, 2006, the Company and Ayin executed a letter agreement with Lori H. Mitchell and Matthew B. Mitchell extending the deadline for the November Obligation from December 18, 2006 until February 15, 2007.

Cotton Holdings 1, Inc, Cotton Commercial USA, LP, Cotton Restoration of Central Texas, LP Stock and Limited partnership Purchase Agreement.
On December 8, 2006 Charys, Cotton Holdings 1, Inc ("Cotton Holdings"), Cotton Commercial USA, LP ("Cotton Commercial"), Cotton Restoration of Central Texas, LP ("Cotton Restoration"), Bryan Michalsky, Kames Scaife, Randall Thomas, Daryn Ebrecht, and Peter Bell (collectively "Cotton"), Blake Stansell (a/k/a Frank Blakely Stansell) and Chad Weigman (collectively, the "Cotton Commercial Sellers") and Johnny Slaughter and Russell White (collectively, the "Cotton Restoration Sellers" and, together with the Cotton Holdings Sellers and Cotton Commercial Sellers, (the "Sellers") executed a stock and limited partnership interest purchase agreement. The first closing occurred December 8, 2006, whereby the Sellers sold to Charys 40% of the Cotton equity interests [First Equity Interests]. At the First Closing, in consideration for the purchase of the First Equity Interests, Purchaser paid to the Sellers the sum of $24,000,000 (the "First Closing Cash Consideration") in the form of (i) $14,000,000 in cash and (ii) a promissory note (the "Seller Note") in the original principal amount of $10,000,000 payable to Sellers due and payable on the 90th day following the First Closing Date or if earlier, upon Purchaser obtaining "Permanent Financing" as described in the Seller Note. The Seller Note [a] bears interest from the First Closing Date at a rate of 9% per annum, [b] is guaranteed by the Acquisition Subsidiary, the Cotton Group Companies and Crochet and Borel, [c] is secured by a first pledge and lien (the "Pledge") against the First Equity Interests, a first lien security interest ("Cotton Lien") against the assets of the Cotton Group Companies and a subordinate lien security interest ("C&B Lien") against the assets of Crochet and Borel. At the First Closing the parties executed all necessary guaranty agreements, security agreements, pledge agreements, UCC financing statements and intercreditor agreements as needed to perfect the Pledge, Cotton Lien and C&B Lien in favor of Sellers.

At the Second Closing, in consideration for the purchase of the Second Equity Interests, Purchaser shall (i) pay to the Sellers the cash sum of $22,754,406 (the "Second Closing Cash Consideration") in immediately available federal funds delivered via wire transfer to the accounts of Sellers pursuant to wire transfer instructions to be delivered to Purchaser at or prior to the Second Closing. In return for Sellers agreeing to accept the Seller Note (rather than all cash at the First Closing) and in consideration of Sellers agreement to sell to Purchaser the Second Equity Interests, Purchaser agreed that, on or before the Second Closing Date, the Cotton Group Companies will (1) execute and deliver to certain Sellers (as reflected in the Agreement) a waiver and full release of certain liabilities and notes receivable from such Sellers, their spouses, and certain related companies including (without limitation) Cotton Development, LP, Cotton Development 2, LP, Cotton Dev. GP, LLC, and T double HB, LLC and (2) pay to Bryan Michalsky the sum of $840,000 in full satisfaction of all amounts owed to Bryan Michalsky under his current employment agreement, which shall be terminated and replaced by a new employment agreement in accordance with this Agreement.

In addition, pursuant to the Agreement, Purchaser granted to Sellers the exclusive right and option, at their sole discretion, to purchase the First Equity Interests from Purchaser if the Second Closing does not occur for any reason except default of Sellers, by giving notice to Purchaser within 60 days following the Second Closing Date, on the following terms and conditions:

     - Sellers' shall pay to Purchaser cash consideration of $14,000,000, in immediately available federal funds; and

     - Sellers' shall assign, transfer, and convey to Purchaser the Closing Stock Consideration (i.e., 1,555,532 shares), being in unregistered form as issued to Sellers at the First Closing; and

     - The closing of the purchase of the First Equity Interests shall take place within 5 business days following the delivery of the Option Notice to Purchaser, at which the consideration set forth above shall be delivered to Purchaser and Purchaser shall transfer, assign, convey and deliver to the Sellers the First Equity Interests, free and clear of any liens, claims and encumbrances of any kind, and thereafter, the parties hereto shall have no further rights or obligations under this Agreement except as set forth herein; and

     - Sellers may not exercise their purchase option if the cause of the failure of the Second Closing to occur is (i) a material breach by Sellers of a provision of this Agreement, or (ii) Sellers refusal to consummate the Second Closing without cause. In the event that Sellers do not exercise their purchase option, the parties agreed that the principal amount of the Seller Note will be reduced to $5,000,000.

Florida  Tel-Con,  Inc.
On December 18, 2006 Ayin Holding Company Inc, purchased from Edwin Rock and Tammy Rock all of the issued and outstanding shares of Florida Tel-Con, Inc. a Florida corporation, for the total consideration of $3,350,000 payable as follows: (a) $700,000 payable by issuance of approximately 292,000 shares of common stock of Charys and the balance in the form of an unsecured promissory note due in 60 days.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended April 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2006 (FISCAL 2007) COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2005 (FISCAL 2006).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                     2007                  2006           $ Change     % Change
                          -----------------------  -------------------  -------------  ---------
                Revenues  $ 16,805,656     100.0%  $5,222,246   100.0%  $ 11,583,410      221.8%

            Gross profit     1,851,840      11.0%   1,248,451    40.1%       603,389       48.3%

      Operating expenses     8,750,340      52.1%   1,517,121    38.8%     7,233,219      476.8%

   Other income(expense)   (24,620,495)  (146.5)%       7,629   (0.3)%   (24,628,124)        N/M

            Net earnings  $(31,518,995)  (187.5)%    (261,041)    1.1%  $(31,257,954)        N/M

 Net earnings per share:

                   Basic  $      (1.02)            $    (0.03)          $      (0.99)  (3300.0)%

                 Diluted  $      (1.02)            $    (0.03)          $      (0.99)  (3300.0)%

     REVENUES. Consolidated revenues increased by $11,583,410 or 221.8% to $16,805,656 during the three months ended October 31, 2006 as compared to the same period in the prior year due mainly to the acquisition of Crochet and Borel Services, Inc. ("C&B"), Viasys Services, Inc./Viasys Nework Services ("Viasys"), LFC, Inc. ("LFC"), Digital Communication Services, Inc. ("DCS") and Method IQ, Inc. ("MIQ") . The following table presents our revenues by segment of the three months ended October 31, 2006 and 2005.

                                  2007                2006            $Change   % Change
                          ---------------------------------------  ------------ ---------
Technology
Implementation and
Integration Services      $ 1,983,114   11.8%  $        -    0.0%  $ 1,983,114        N/M

Data & Communication
Services                    9,210,159   54.8%   4,347,399   83.2%    4,862,760     111.9%

Tower and Infrastructure
Services                    2,144,526   12.8%           -    0.0%    2,144,526        N/M


Disaster Restoration and
Remediation Services        2,553,191   15.2%           -    0.0%    2,553,191        N/M

Professional
Administrative
Services                      914,666    5.4%     874,847   16.8%       39,819       4.6%
                          ---------------------------------------------------------------

Total                     $16,805,656  100.0%  $5,222,246  100.0%  $11,583,410     221.8%
                          ===============================================================

     Technology Implementation and Integration Services includes the revenues of MIQ, Inc. for the three months ending October 31, 2006. MIQ, Inc. was acquired effective November 1, 2005.

     Data and Communication Services revenues for the three month period ended October 31, 2006 are from CCI, DCS, and Viasys. The DCS acquisition was effective June 9, 2006 and the Viasys acquisition was effective on November 1, 2005.

     Tower and Infrastructure Services revenues includes LFC for the three month
period  ended  October  31,  2006   LFC  was  acquired effective April 24, 2006.

     Disaster Restoration and Remediation Services include the revenues of C&B for the three months ending October 31, 2006. C&B was acquired effective May 1, 2006

     Professional Administrative Services revenues, which includes PRG, increased by $39,819 or 4.6%, to $914,666. The overall gross client billings for the three months ended October 31, 2006 increased $54,094 when compared to the same period in the prior year due mainly to a shift in customer and the types of services provided to those customers.

     GROSS PROFIT. Consolidated gross profit increased by $603,389 or 48.3% to $1,851,840 during the three months ended October 31, 2006. The increase is due directly to the acquisitions of MIQ, Viasys, LFC, DCS and C&B which collectively reported gross profits of $413,959.

     OPERATING EXPENSES. Consolidated operating expenses increased by $7,233,219 or 476.8% to $8,750,340 for the three month period ended October 31, 2006 as compared to the sane period in the prior year. The following table presents our operating expenses for the three months ended October 31, 2006 and 2005.

                          2007                2006         $Change    % Change
                  --------------------------------------  ----------  ---------
General and
Administrative    $6,610,272   75.5%  $1,389,443   91.6%  $5,220,829     375.7%

Depreciation and
amortization       2,140,068   24.5%     127,678    8.4%   2,012,390    1576.1%
                  -----------------------=======----====-----------------------

Total             $8,750,340  100.0%  $1,517,121  100.0%  $7,233,219     476.8%
                  =============================================================

     General and administrative expenses increased by $5,220,829 or 375.7% to $6,610,272 for the three month period ended October 31, 2006 as compared to the same period in the prior year. The increase in expenses is a result of the following:

     - Holding Company expenses increased by $1,922,262 or 561.1% as a result of increased corporate activities related to acquisitions and financing during for the three month period ended October 31, 2006 as compared to the same period in the prior year.

     - The increased expenses are a direct result of the recent acquired companies MIQ, Viasys, LFC, DCS and C&B. General and administrative expenses generated by these companies totaled $3,264,514 or 49.4% of the periods reported expense.

     Depreciation and amortization increased by $2,012,390 or 1576.1% to $2,140,068 for the three month period ended October 31, 2006. The increased expenses are a direct result of the MIQ, Viasys, LFC, DCS and C&B acquisitions. Depreciation and amortization expense generated by these recent acquired companies totaled $1,934,874 or 90.4% of the periods reported expense.

     OTHER INCOME. Consolidated other income decreased by $24,628,124 from income of $7,629 the same period in the prior year to an expense of $24,620,495 for the three month period ended October 31, 2006. The following table presents our other income for the three months ended October 31, 2006 and 2005.

                                 2007                 2006             $Change     % Change
                       --------------------------------------------  -------------  ---------
Gain on sale of
Discontinued
Operations             $          -     0.0%  $ 229,044     3002.3%  $   (229,044)   (100.0)%

Loss on Impairment of
goodwill                (17,157,767)   69.7%          -        0.0%   (17,157,767)        N/M

Interest expense         (7,556,162)   30.7%   (114,855)  (1505.5)%    (7,441,307)  (6478.9)%

Gain (Loss) on
sale of property             52,121   (0.2)%          -        0.0%        52,121         N/M

Other income, net            41,313   (0.2)%   (106,560)  (1396.8)%       147,873    (138.8)%
                       ----------------------------------------------------------------------

Total                  $(24,620,495)  100.0%  $   7,629      100.0%  $(24,628,124)        N/M
                       ======================================================================

     Gain on the sale of discontinued operations in the amount of $229,044 during the three month period ended October 31, 2005 was a result of the sale of Innovative Corporate Strategies, Inc. effective August 1, 2005.

     SFAS No. 142 requires us to review the recorded values of our goodwill for impairment on an annual basis. Goodwill arises from the purchase price exceeding the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions. We completed our annual evaluation during the three months ended October 31, 2006 and recorded an impairment charge of $17,157,767 in order to reduce the carrying value of goodwill to it's respective fair market value. The impairment charge consists of an impairment in the amount of $14,899,162 for VSI and an impairment in the amount of $2,258,605 for MIQ.

     Interest expense increased by $7,441,307 or 6478.9% to $7,556,162 for the three month period ended October 31, 2006 as compared to the same period in the prior year. The increased expenses are as a result of several factors:

     - Interest expense accrued and paid for the period increased 1155.6% to $1,442,152 as compared to the previous year.

     - Also included in interest expense are redemption premiums totaling $324,406 paid to two lenders at the date the indebtedness was redeemed as provided in the Security Purchase Agreements.

     - Also included in interest expense is the cost of warrants issued to certain lenders totaling $5,191,579.

     - Also included in interest expense is the amortization of financing costs totaling $338,025.

     - Also included in interest expense is the cost of accrued dividends related to the Series D preferred stock in the amount of $260,000.

     NET INCOME. As a result of the factors described above, net loss for the three month period ended October 31, 2006 was $31,518,995 as compared to net loss of $261,041 for the three month period ended October 31, 2005.

     Net loss per the weighted average common share on 31.0 million basic and dilutive shares was $1.02 for the three month period ended October 31, 2006. Net loss per the weighted average common share on 9.1 million basic and dilutive shares was $0.03 for the three month period ended October 31, 2005.

SIX MONTHS ENDED OCTOBER 31, 2006 (FISCAL 2007) COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2005 (FISCAL 2006).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

                                     2007                 2006           $ Change     % Change
                          ----------------------  -------------------  -------------  ---------
Revenues                  $ 41,851,058    100.0%  $11,277,444  100.0%  $ 30,573,614      271.1%

Gross profit                 9,260,730     22.1%    2,489,625   22.1%     6,771,105      272.0%

Operating expenses          16,278,531     38.9%    3,055,168   27.1%    13,223,363      432.8%

Other income(expense)      (10,893,965)  (26.0)%    1,504,619   13.3%   (12,398,584)   (824.0)%

Net earnings              $(35,069,533)  (83.8)%      939,076    8.3%  $(36,008,609)  (3834.5)%

Net earnings per share:

Basic                     $      (1.30)           $      0.11          $      (1.41)  (1281.8)%

Diluted                   $      (1.30)           $      0.08          $      (1.38)  (1725.0)%

     REVENUES. Consolidated revenues increased by $30,573,615 or 271.1% to $41,851,059 during the six months ended October 31, 2006 as compared to the same period in the prior year due mainly to the acquisition of C&B, Viasys, LFC, DCS and MIQ. The following table presents our revenues by segment of the six months ended October 31, 2006 and 2005.

                                   2007                2006           $ Change     % Change
                          ----------------------------------------  ------------  ---------
Technology
Implementation and
Integration Services      $ 4,514,904   10.8%  $         -    0.0%  $ 4,514,904         N/M

Data & Communication
Services                   24,018,015   57.4%    9,312,771   82.6%   14,705,244      157.9%

Tower and Infrastructure
Services                    4,828,160   11.5%            -    0.0%    4,828,160         N/M

Disaster Restoration and
Remediation Services        6,646,772   15.9%            -    0.0%    6,646,772         N/M

Professional
Administrative
Services                    1,843,208    4.4%    1,964,673   17.4%     (121,465)     (6.2)%
                          -----------------------------------------------------------------

Total                     $41,851,059  100.0%  $11,277,444  100.0%  $30,573,615      271.1%
                          =================================================================

     Technology Implementation and Integration Services includes the revenues of MIQ, Inc. for the six months ending October 31, 2006. MIQ, Inc. was acquired effective November 1, 2005.

     Data and Communication Services revenues for the six month period ended October 31, 2006 are from CCI, DCS, and Viasys. The DCS acquisition was effective June 9, 2006 and the Viasys acquisition was effective on November 1, 2005.

     Tower  and  Infrastructure Services revenues includes LFC for the six month
period  ended  October  31,  2006   LFC  was  acquired effective April 24, 2006.

     Disaster Restoration and Remediation Services include the revenues of C&B for the six months ending October 31, 2006. C&B was acquired effective May 1, 2006

     Professional Administrative Services revenues, which includes PRG, decreased by $121,465 or 6.2%, to $1,843,208. The overall gross client billings for the six months ended October 31, 2006 decreased $1,490,844 when compared to the same period in the prior year due mainly to a shift in customer and the types of services provided to those customers.

     GROSS PROFIT. Consolidated gross profit increased by $6,771,105 or 272.0% to $9,260,730 during the six months ended October 31, 2006. The increase is due directly to the acquisitions of MIQ, Viasys, LFC, DCS and C&B which collectively reported gross profits of $6,837,687.

     OPERATING EXPENSES. Consolidated operating expenses increased by $13,223,363 or 432.8% to $16,278,531 for the six month period ended October 31, 2006 as compared to the same period in the prior year. The following table presents our operating expenses for the six months ended October 31, 2006 and 2005.

                           2007               2006           $Change    % Change
                  ---------------------------------------  -----------  ---------
General and
Administrative    $12,387,474   76.1%  $2,797,486   91.6%  $ 9,589,988     342.8%


Depreciation and
amortization        3,891,058   23.9%     257,682    8.4%    3,633,376    1410.0%
                  ---------------------------------------------------------------

Total             $16,278,532  100.0%  $3,055,168  100.0%  $13,223,364     432.8%
                  ===============================================================

     General and administrative expenses increased by $9,589,988 or 342.8% to $12,387,474 for the six month period ended October 31, 2006 as compared to the same period in the prior year. The increase in expenses is a result of the following:

     - Holding Company expenses increased by $3,101,168 or 467.9% as a result of increased corporate activities related to acquisitions and financing during for the six month period ended October 31, 2006 as compared to the same period in the prior year.

     - The increased expenses are a direct result of the recent acquired companies MIQ, Viasys, LFC, DCS and C&B. General and administrative expenses generated by these companies totaled $6,069,450 or 49.0% of the periods reported expense.

     Depreciation and amortization increased by $3,633,376 or 1410.0% to $3,891,058 for the six month period ended October 31, 2006. The increased expenses are a direct result of the MIQ, Viasys, LFC, DCS and C&B acquisitions. Depreciation and amortization expense generated by these recent acquired companies totaled $3,601,437 or 92.6% of the periods reported expense.

     OTHER INCOME. Consolidated other income decreased by $29,556,351 from income of $1,504,619 the same period in the prior year to an expense of $28,051,732 for the six month period ended October 31, 2006. The following table presents our other income for the six months ended October 31, 2006 and 2005.

                                 2007                2006              $Change     % Change
                       -------------------------------------------  -------------  ---------
Gain on debt
retirement             $        ---     0.0%  $1,495,626     99.4%  $ (1,495,626)   (100.0)%

Loss on Impairment of
goodwill                (17,157,767)   61.2%         ---      0.0%   (17,157,767)        N/M

Gain on sale of
Discontinued
Operations                      ---     0.0%     229,044     15.2%      (229,044)   (100.0)%

Interest expense        (11,005,433)   39.2%    (220,051)  (14.6)%   (10,785,382)    4901.3%

Gain (Loss) on
sale of property             69,350   (0.2)%         ---      0.0%        69,350         N/M

Other income, net            42,118   (0.2)%         ---      0.0%        42,118         N/M
                       ---------------------------------------------------------------------

Total                  $(28,051,732)  100.0%  $1,504,619    100.0%  $(29,556,351)  (1964.4)%
                       =====================================================================

     Gain on debt retirement in the amount of $1,495,626 during the six month period ended October 31, 2005 was a result of a transaction that closed on July 29, 2005 with Frost Bank relating to the retirement of the credit facility in the amount of $1.55 million that was due August 1, 2005. The terms of the Agreement are more fully described in the Company's 2005 Annual Report on Form 10-KSB. On July 29, 2005, Frost Bank released all debt security interests and liens relating to the credit line in consideration for the completion of the Agreement and having received from Charys a one-time cash payment of $2.5 million, a $300,000 promissory note from Charys in favor of Frost Bank, and 500,000 shares of Charys Series C preferred stock. The note bears interest at 12%, with accrued interest and principal due on August 28, 2006. There were no such transactions during the six month period ended October 31, 2006

     Upon completion of the transaction with Frost Bank, the Company recorded the cancellation of the remaining $2.05 million balance of the Frost Bank credit obligation. The Company also recorded debt and costs associated with the debt retirement, including the $300,000 promissory note, a fair value of $110,000 for the preferred stock issued and $43,645 in expenses associated with the retirement transaction, resulting in a net gain on the term loan retirement of $1.6 million for the three months ended July 31, 2005, as shown in the accompanying consolidated statement of operations.

     In addition to the debt retirement consideration, the Company executed a $100,000 promissory note in favor of Frost Bank for unpaid interest and legal fees. The note bears interest at 12%, with accrued interest and principal due on January 27, 2006.

     SFAS No. 142 requires us to review the recorded values of our goodwill for impairment on an annual basis. Goodwill arises from the purchase price exceeding the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions. We completed our annual evaluation during the second quarter of fiscal year 2007 and recorded an impairment charge of $17,157,767 in order to reduce the carrying value of goodwill to it's respective fair market value. The impairment charge consists of an impairment in the amount of $14,899,162 for VSI and an impairment in the amount of $2,258,605 for MIQ.

     Gain on the sale of discontinued operations in the amount of $229,044 during the six month period ended October 31, 2005 was a result of the sale of Innovative Corporate Strategies, Inc. effective August 1, 2005.

     Interest expense increased by $10,785,382 or 4901.3% to $11,005,433 for the six month period ended October 31, 2006 as compared to the same period in the prior year. The increased expenses are as a result of several factors:

     - Interest expense accrued and paid for the period increased 1027.8% to $2,481,840 as compared to the previous year.

     - Also included in interest expense are redemption premiums totaling $1,169,787 paid to two lenders at the date the indebtedness was redeemed as provided in the Security Purchase Agreements.

     - Also included in interest expense is the cost of warrants issued to certain lenders totaling $5,324,449.

     - Also included in interest expense is the amortization of financing costs totaling $1,558,868.

     - Also included in interest expense is the cost of accrued dividends related to the Series D preferred stock in the amount of $470,489.

     NET INCOME. As a result of the factors described above, net loss for the six month period ended October 31, 2006 was $35,069,533 as compared to net income of $939,076 for the six month period ended October 31, 2005.

     Net loss per weighted average common share on 27.0 million basic and dilutive shares was $1.30 for the six month period ended October 31, 2006. Net income per weighted average common share on 8.6 million basic shares was $0.11 and on 11.6 million diluted shares was $0.08 for the six month period ended October 31, 2005.

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

     At October 31, 2006, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $55,248,873 as compared to a deficiency of $31,157,683 at April 30, 2006. The increase in the working capital deficiency of $24,091,190 is a direct result of the increase in debt related to acquisitions which is more fully described in the "Our Various Acquisitions and Related Transactions" sections of our Annual Report for April 30, 2006

     During the six month period ended October 31, 2006, we increased our total debt outstanding to $59,261,568 from $25,924,223 at April 30, 2006. The increase by $33,337,345 in debt is a result of the following:

- The net increase in debt is a result of the acquisition of C&B and DCS which increased total debt at the end of the period by $29,285,974, and

- Was offset by a net reduction of $4,041,371 by all other subsidiaries at the end of the period.

     At October 31, 2006 the Company had cash of $10,906,061 as compared $1,355,146 at April 30, 2006. The following explains the factors effecting the change in the Companies cash balance:

     NET CASH USED BY OPERATING ACTIVITIES. Net cash provided by operating actives was $27,273,154 for the six month period ended October 31, 2006 as compared to net cash used of $1,093,427 for the same period in the prior year.

     Net loss of $35,069,533 for the six months ended October 31, 2006 was positively adjusted for the impact of non cash items including: stock option expenses of $617,119, stock issued to pay interest of $52,000, a net $40,694,093 change in working capital, adjusted for $3,891,058 in Amortization and depreciation expenses, and the loss on the impairment of goodwill of $17,157,767: offset by a net gain on the sale of property of $69,350.

     NET CASH PROVIDED BY INVESTING ACTIVITIES. Net cash used in investing activities was $13,334,945 during the six months ended October 31, 2006 as compared to net cash used in investing activities of $340,042 during the same period during in the prior year. The net use of cash was impacted by the purchase of assets (principally the 19 towers) for $7,004,847 and the increase on non-current assets in the amount of 48,822,766; offset by the net sale of property and equipment in the amount of $1,292,541 plus cash acquired principally in the C&B acquisition of $1,200,127.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash used in financing activities was $4,387,294 during the three months ended October 31, 2006 as compared to net cash provided of $612,479 during the same period during in the prior year. The net use of cash was impacted by the net repayment of $16,591,746 in borrowings offset by a net reduction in capitalized costs of $265,191, the sale of preferred stock in the net amount of $11,916,860 and the proceeds from the exercise of common stock options by employees in the amount of $22,401.

RECENT DEVELOPMENTS

     Recent developments are as follows:

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

     Registration Rights. Contemporaneously with the execution and delivery of the agreement, the investors were granted registration rights with respect to the Registrable Securities (as defined in a Registration Rights Agreement), under the Securities Act of 1933 which required Charys to file a registration statement within 90 days of the Series D Closing Date and to have it declared effective within 90 days thereafter. The Company is in default of its obligation to file the foregoing a registration statement.

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

     In addition, in connection with our Series D convertible preferred stock, we issued 4,333,333 warrants for the purchase of our common stock with an exercise price of $6.24, which is equal to the volume weighted average price on the May 22, 2006 closing date. This brings the average price of the 8,666,666 shares of restricted shares common stock potentially issuable to $4.625 per share. If the warrants are fully exercised, we would generate in excess of $27 million in additional equity.

CROCHET & BOREL SERVICES, INC. ACQUISITION

     On June 5, 2006, Charys, C&B, a Texas corporation, and Troy Crochet closed an agreement whereby Mr. Crochet sold to Charys 249 shares of C&B, free and clear of any and all claims, liens, charges and encumbrances, and (b) on the Second Closing Date, Mr. Crochet agreed to sell to Charys an additional 251 C&B Shares.

     In consideration of the sale of all of the C&B Shares, we agreed to pay an aggregate consideration in an amount equal to $200,100,000 (the "Base Purchase Price") by delivery of (i) cash (the "Cash Consideration") and (ii) shares ("Stock Consideration") of our common stock.

     Payment of Cash Consideration. On May 3, 2006, we delivered cash consideration in an amount equal to $1,000,000 (the "Non-Refundable Cash Consideration"). On June 5, 2006, which was the Initial Closing Date, we delivered to Mr. Crochet a promissory note in the amount of $19,000,000 with an initial maturity date of July 15, 2006, which was subsequently amended to be the earlier of (i) the ten month anniversary of August 17, 2006, or (ii) such date as the Company has closed upon new equity or debt financing of between $175,000,000 and $200,000,000 ("Initial Closing Date Cash Consideration). On the Final Determination Date as defined in the agreement, Charys will deliver to Mr. Crochet Cash Consideration in an amount equal to (A) $80,000,000 less (B) the sum of (1) the amount of any dividends paid by Crochet & Borel Services to Mr. Crochet from and after April 25, 2006, plus (2) the amount by which the audited net worth of Crochet & Borel Services as of December 31, 2005 set forth on the Final Statement of Net Worth is less than $75,000,000 (such amount being the "Final Determination Date Cash Consideration" and, collectively with the Non-Refundable Cash Consideration and the Initial Closing Cash Consideration, the "Aggregate Cash Consideration").

     Payment of Initial Stock Consideration. On May 3, 2006, we issued to Mr. Crochet Stock Consideration equal to 1,000,000 shares of our common stock (the "Non-Refundable Stock Consideration"). On June 5, 2006, we delivered to Mr. Crochet Stock Consideration equal to 3,000,000 shares of our common stock (the "Initial Closing Stock Consideration"). On the Second Closing Date, the Company issued to Mr. Crochet 3,258,000 shares of the Company's common stock, such amount being equal to 4,008,000 shares of the Company's common stock (the "Second Closing Stock Consideration"), less the sum of the stock holdback (as discussed below). The Non-Refundable Stock Consideration, the Initial Closing Stock Consideration and the Second Closing Stock Consideration (including the Stock Holdback and any shares of the Company's common stock withheld pursuant to the agreement, and collectively consisting of an aggregate of 8,008,000 shares of the Company's common stock) are hereinafter referred to collectively as the "Initial Stock Consideration."

     Aggregate Cash Consideration Adjustment Mechanism. On July 31, 2006, Mr. Crochet delivered to Charys a statement (the "Statement of Net Worth") setting forth the net worth of C&B as of December 31, 2005, prepared from the Audited Financial Statements for the period ended December 31, 2005 (the "Determination Date Financial Statements") and in accordance with the agreement.

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

MITCHELL SITE ACQUISITION, INC. AGREEMENT

     On June 20, 2006, the Company's wholly-owned subsidiary, Ayin, executed an agreement (the "MSAI Stock Purchase Agreement") with Matthew B. Mitchell, the seller, for acquisition of 100 percent of the issued and outstanding capital stock of MSAI for $27 million, payable as follows:

     - $9,712,500 total at closing for the MSAI shares, payable $4,312,500 in cash (the "Cash Component") and a promissory note (the "SPA Note") in the amount of $5,400,000 payable in three equal annual installments of $1,800,000, plus accrued interest and subject to adjustment pursuant to the SPA Note

     - $13,500,000 for the seller's personal shareholder goodwill ($8,000,000 in cash upfront and a promissory note in the amount of $5,400,000 (the "Goodwill Note"), payable in three equal annual installments of $1,800,000, plus accrued interest and subject to adjustment pursuant to the Goodwill Note;

     - $3,000,000 in cash and $500,000 in value of shares of the Company's common stock divided by the average closing trading price per share of the Company's common stock for the ten trading days ending on the closing date (such cash amount and shares to be delivered to the seller at the closing as consideration for the seller entering into a non-competition agreement); and

     - $787,500 in cash to be paid directly to the MSAI contractors listed on a schedule to the agreement to be paid directly to the contractors five days after the closing.

     On August 15, 2006, the Company closed the acquisition and paid to the seller part of the Cash Component in the amount of $2,000,000, with the balance of $13,412,500 payable to seller in the form of a promissory note with a maturity date of September 30, 2006 (the "Closing Promissory Note"). In the event the Company fails to satisfy the full amount due under the Closing Promissory Note by the maturity date, the Company shall have the right to extend the Closing Notes Payment Date for up to two (2) consecutive periods of thirty
(30) days each (each 30-day period an "Extension Period"), subject to a payment, upon exercise, of $275,000 to seller as consideration for each Extension Period exercised by the Company. In addition, on the closing date, the Company delivered to the seller the SPA Note in the amount of $5,400,000 and the Goodwill Note in the amount of $5,400,000. Both the seller and Lori H. Mitchell entered into employment agreements with MSAI at the closing. The seller shall serve as MSAI's president and Lori H. Mitchell shall serve as its vice-president. Under the terms of the agreements, both Lori Mitchell and the seller shall receive no base salary, but shall be entitled to participate in a bonus program which compares the year-end audited financials of MSIA to the projected financial performance of MSIA. The bonus payable each year shall be split between Lori Mitchell and the seller, and shall be no less than $250,000, but no more than $1 million (in the aggregate). Any bonus due shall be payable in cash, to the extent a cash payment is permitted by the loan agreements (if not, the bonus shall be paid in the Company's common stock). Both the seller and Lori Mitchell also executed non-compete agreements at the closing. The non-competition provisions under the employment agreements and the non-compete agreements shall terminate in the event Ayin fails to make a payment under either of the MSAI promissory notes where such payment is not prohibited by the loan agreements to which Charys or MSAI is a party. In consideration for Mr. Mitchell entering into this non-compete agreement, the Company agreed to issue 72,939 shares of common stock to Mr. Mitchell. The number of shares to be issued will further be subject to adjustment based on future stock price. Upon the conclusion of the Adjustment Period, 500,000 shall be divided by the average closing trading price of the Company's common stock during the Adjustment Period (the "Stock Quotient"). If the Stock Quotient is greater than the number of shares that were initially issued to the seller, then the Company shall issue additional shares equal to such difference; provided, however: (i) the maximum number of additional shares that the Company shall be required to issue shall not exceed two percent (2%) percent of the total issued and outstanding shares of the Company's common stock as of the last day of the Adjustment Period, and
(ii) if the average closing trading price of the Parent Common Stock for any fifteen (15) days during the Adjustment Period exceeds $6.85, or the average closing trading price per share of the Company's common stock for the last ten trading days ending on the closing, the adjustment shall automatically terminate and be of no further force and effect. For purposes hereof, the "Adjustment Period" shall mean the 90 calendar days following the effectiveness of the first filed registration statement providing for the registration of the shares issued to the seller.

     On October 27, 2006, the Company and Ayin executed a letter agreement (the "October 27, 2006 Letter Agreement") with Matthew B. Mitchell and Lori H. Mitchell amending certain terms of the stock purchase agreements with respect to Ayin's acquisitions of both CTSI and MSAI (the transaction described in item 27 below). Pursuant to the October 27, 2006 Letter Agreement, the total sales price for MSAI was increased by $2,000,000 to $29,000,000, to be paid as follows: (i) a newly issued promissory note dated October 20, 2006 to Matthew B. Mitchell in the amount of $20,812,500 due on December 18, 2006; (ii) a newly issued promissory note dated October 20, 2006 to Matthew B. Mitchell in the amount of $2,700,000 payable in two annual installments commencing December 10, 2007; (iii) a newly issued goodwill purchase agreement promissory note dated October 20, 2006 to Matthew B. Mitchell in the amount of $2,700,000 payable in two annual installments commencing December 10, 2007; (iv) the amount of $2,000,000 which has been paid to Matthew B. Mitchell on September 1, 2006, and (v) a sum of $787,500 to be paid to certain contractors of MSAI within 5 days following December 18, 2006. Furthermore, all of the promissory notes that had been issued at closing were cancelled and replaced with the notes newly issued under the October 27, 2006 Letter Agreement. With respect to the cancellation and replacement of those closing notes due on September 30, 2006, the Company paid the Mitchells an extension payment of $2,000,000 on October 27, 2006 for their agreement to extend the payment date of new notes to December 18, 2006. On December 14, 2006, the Company and Ayin executed a letter agreement with Lori H. Mitchell and Matthew B. Mitchell extending the deadline for the November Obligation from December 18, 2006 until February 15, 2007.

     Specific terms and provisions for this contingent acquisition are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB and on Form 8K filed December 7, 2006.

COMPLETE TOWER SOURCES AGREEMENT

     On June 20, 2006, Ayin entered into a stock purchase agreement (the "CTSI Stock Purchase Agreement") with CTSI, a Louisiana corporation and the seller, Lori H. Mitchell, whereby Ayin agreed to purchase all of the issued and outstanding capital stock of CTSI for the aggregate purchase price of $71 million (not including the consideration due to seller for entering into the non-competition agreement, as specified below), subject to adjustment as provided in the CTSI Stock Purchase Agreement. The purchase price shall be payable at the closing as follows:

     - A cash amount equal to $42,600,000 (the "Purchase Price Cash Component") shall be paid to the seller in immediately available funds; and

     - A promissory note (the "CTSI SPA Note") in a principal amount equal to $28,400,000 (the "Purchase Price Note Component"), payable in three equal annual installments of $9,466,666 bearing simple interest at a rate equal to nine percent, and subject to adjustment pursuant to the CTSI SPA Note based upon CTSI's future performance against specified EBITDA targets.

     On August 15, 2006, the Company closed the acquisition and paid to the seller part of the Purchase Price Cash Component in the amount of $5,000,000, with the balance of $23,775,852 to seller in the form of a promissory note with a maturity date of September 30, 2006 (the "CTSI Closing Promissory Note"). In the event the Company fails to satisfy the full amount due under the CTSI Closing Promissory Note by the maturity date, the Company shall have the right to extend the Closing Notes Payment Date for up to two (2) Extension Periods, subject to a payment, upon exercise, of $725,000 to Seller as consideration for each Extension Period exercised by the Company. In addition, on the closing date, the Company delivered to the seller the CTSI SPA Note in the amount of $28,400,000.

     In addition to the foregoing, in consideration for the seller entering into a non-competition agreement, the Company agreed to issue 583,516 shares of the Company's common stock to the seller. The number of shares to be issued will be subject to adjustment based on the Company's future stock price. Upon the conclusion of the Adjustment Period, 4,000,000 shall be divided by the average closing trading price of the Company's common stock during the Adjustment Period (the "Stock Quotient"). If the Stock Quotient is greater than the number of shares that were initially issued to the seller, then the Company shall issue additional shares equal to such difference; provided, however: (i) the maximum number of additional shares that the Company shall be required to issue shall not exceed two percent (2%) percent of the total issued and outstanding shares of the Company's common stock as of the last day of the Adjustment Period, and
(ii) if the average closing trading price of the Parent Common Stock for any fifteen (15) days during the Adjustment Period exceeds $6.85, or the average closing trading price per share of the Company's common stock for the last ten trading days ending on the closing, the adjustment shall automatically terminate and be of no further force and effect. For purposes hereof, the "Adjustment Period" shall mean the 90 calendar days following the effectiveness of the first filed registration statement providing for the registration of the shares issued to the seller.

     Carrol Castille has entered into an employment agreement with CTSI at the closing to serve as CTSI's president. Under the terms of the employment agreement, Carrol Castille shall receive no base salary, but shall be entitled to participate in a bonus program which compares the year-end audited financials of CTSI to the projected financial performance of CTSI. The bonus payable to Carrol Castille shall be no less than $250,000, but no more than $1,000,000. Any bonus due shall be payable in cash, to the extent a cash payment is permitted by the loan agreements (if not, the bonus shall be paid in the Company's common stock). Carrol Castille also entered into a non-compete agreement at closing. The non-competition provisions under Carrol Castille's employment agreement and non-compete agreement shall terminate in the event Ayin fails to make a payment under the CTSI SPA Note where such payment is not prohibited by the loan agreements to which Charys or CTSI is a party.

     Pursuant to the October 27, 2006 Letter Agreement (described in item 26 above), the total sales price for CTSI was increased by $5,000,000 to $76,000,000, to be paid as follows: (i) a newly issued promissory note dated October 20, 2006 to Lori H. Mitchell in the amount of $42,955,852 due on December 18, 2006; (ii) a newly issued promissory note dated October 20, 2006 to Lori H. Mitchell in the amount of $14,200,000 payable in two annual installments commencing December 10, 2007; (iii) the amount of $5,000,000 which has been paid to Lori H. Mitchell on September 1, 2006 and (iv) a sum of $13,844,148 to be paid to certain employees of CTSI within 5 days following December 18, 2006. Furthermore, all of the promissory notes that had been issued at closing were cancelled and replaced with the notes newly issued under the Letter Agreement. With respect to the cancellation and replacement of those closing notes due on September 30, 2006, as stated above, the Company paid the Mitchells an extension payment of $2,000,000 on October 27, 2006 for their agreement to extend the payment date of new notes to December 18, 2006. Also pursuant to the October 27, 2006 Letter Agreement, Ayin agreed that it would do the following on or prior to November 24, 2006: (i) pay off CTSI's obligations to the Whitney National Bank up to $2,400,000 and any obligations under any credit cards belonging to CTSI, and (ii) cause all personal guarantees that back the Whitney Bank loan and the credit card obligations to be cancelled (collectively, the "November Obligation").

     On November 24, 2006, the Company and Ayin executed a letter agreement with Matthew B. Mitchell and Lori H. Mitchell extending the deadline for the November Obligation from November 24, 2006 until November 27, 2006. Then, on December 1, 2006, the Company and Ayin executed another letter agreement with Matthew B. Mitchell and Lori H. Mitchell again extending the deadline for the November Obligation from November 27, 2006 until December 18, 2006. Then on December 14, 2006, the Company and Ayin executed a letter agreement with Lori H. Mitchell and Matthew B. Mitchell extending the deadline for the November Obligation from December 18, 2006 until February 15, 2007.

     Specific terms and provisions for this contingent acquisition are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB and on Form 8K filed December 7, 2006.

TOWER COMPANY OF LOUISIANA, LLC AGREEMENT

     On June 20, 2006, Ayin executed a Tower Asset Purchase Agreement ("APA") and Tower Asset Exclusive Option Agreement ("Option Agreement") with The Tower Company of Louisiana, LLC ("TCLA"), and Boihem Investment Company, LLC, as sole member of TCLA (the "Seller"). At the closing of the APA, Ayin will purchase 53 of TCLA's cell towers and related tower assets for a fixed sum per tower (as detailed below). The agreements are subject to the Company having obtained third party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction.

     Under the APA, the purchase price shall equal $325,000 per cell tower (for a total of $17,225,000 in cash at the closing) less proratable items such as prepaid rent, utilities, taxes and maintenance fees.

     On July 11, 2006, the parties agreed to effect a partial closing on 19 of the 53 cell towers to be purchased in connection with the APA pursuant to a letter agreement, dated July 11, 2006, which specified the specific 19 towers and related assets being purchased and the terms and conditions applicable to the sale. Ayin has completed its purchase of this initial tranche of 19 towers, having wired $6,142,309 in cash to the Seller, such sum representing the purchase price for the 19 towers less the proratable items stipulated under the partial closing letter agreement.

     Under the Option Agreement, Ayin will have the exclusive option to purchase cell towers constructed or acquired by TCLA or any of TCLA's affiliates from time to time during the three-year period following the closing of the transaction. The purchase price for towers purchased during this three-year option term following closing shall be equal to: (i) $325,000 in cash per cell tower with a single broadband or broadband equivalent lessee that is a party to a lease or sublicense agreement on the tower sites; or (ii) for cell towers with more than one such equivalent lessee, an amount equal to $325,000 plus "x", where "x" equals an amount obtained by dividing the monthly revenue attributable to the additional lessee by $1,800, and multiplying such quotient by $75,000.

     Regardless as to whether Ayin exercises its option to purchase any tower asset grouping, CTSI and MSAI will have the right to perform all site acquisition and construction functions for any towers constructed by TCLA during the Option Term.

     Specific terms and provisions for this contingent acquisition are more fully disclosed in Charys' 2006 Annual Report on Form 10-KSB.

COTTON HOLDINGS 1, INC, COTTON COMMERCIAL USA, LP, COTTON RESTORATION OF CENTRAL TEXAS, LP STOCK AND LIMITED PARTNERSHIP PURCHASE AGREEMENT.

     On December 8, 2006 Charys, Cotton Holdings 1, Inc ("Cotton Holdings"), Cotton Commercial USA, LP ("Cotton Commercial"), Cotton Restoration of Central Texas, LP ("Cotton Restoration"), Bryan Michalsky, Kames Scaife, Randall Thomas, Daryn Ebrecht, and Peter Bell (collectively "Cotton"), Blake Stansell (a/k/a Frank Blakely Stansell) and Chad Weigman (collectively, the "Cotton Commercial Sellers") and Johnny Slaughter and Russell White (collectively, the "Cotton Restoration Sellers" and, together with the Cotton Holdings Sellers and Cotton Commercial Sellers, (the "Sellers") executed a stock and limited partnership interest purchase agreement. The first closing occurred December 8, 2006, whereby the Sellers sold to Charys 40% of the Cotton equity interests [First Equity Interests]. At the First Closing, in consideration for the purchase of the First Equity Interests, Purchaser paid to the Sellers the sum of $24,000,000 (the "First Closing Cash Consideration") in the form of (i) $14,000,000 in cash and (ii) a promissory note (the "Seller Note") in the original principal amount of $10,000,000 payable to Sellers due and payable on the 90th day following the First Closing Date or if earlier, upon Purchaser obtaining "Permanent Financing" as described in the Seller Note. The Seller Note [a] bears interest from the First Closing Date at a rate of 9% per annum, [b] is guaranteed by the Acquisition Subsidiary, the Cotton Group Companies and Crochet and Borel, [c] is secured by a first pledge and lien (the "Pledge") against the First Equity Interests, a first lien security interest ("Cotton Lien") against the assets of the Cotton Group Companies and a subordinate lien security interest ("C&B Lien") against the assets of Crochet and Borel. At the First Closing the parties executed all necessary guaranty agreements, security agreements, pledge agreements, UCC financing statements and intercreditor agreements as needed to perfect the Pledge, Cotton Lien and C&B Lien in favor of Sellers.

     At the Second Closing, in consideration for the purchase of the Second Equity Interests, Purchaser shall (i) pay to the Sellers the cash sum of $22,754,406 (the "Second Closing Cash Consideration") in immediately available federal funds delivered via wire transfer to the accounts of Sellers pursuant to wire transfer instructions to be delivered to Purchaser at or prior to the Second Closing. In return for Sellers agreeing to accept the Seller Note (rather than all cash at the First Closing) and in consideration of Sellers agreement to sell to Purchaser the Second Equity Interests, Purchaser agreed that, on or before the Second Closing Date, the Cotton Group Companies will (1) execute and deliver to certain Sellers (as reflected in the Agreement) a waiver and full release of certain liabilities and notes receivable from such Sellers, their spouses, and certain related companies including (without limitation) Cotton Development, LP, Cotton Development 2, LP, Cotton Dev. GP, LLC, and T double HB, LLC and (2) pay to Bryan Michalsky the sum of $840,000 in full satisfaction of all amounts owed to Bryan Michalsky under his current employment agreement, which shall be terminated and replaced by a new employment agreement in accordance with this Agreement.

     In addition, pursuant to the Agreement, Purchaser granted to Sellers the exclusive right and option, at their sole discretion, to purchase the First Equity Interests from Purchaser if the Second Closing does not occur for any reason except default of Sellers, by giving notice to Purchaser within 60 days following the Second Closing Date, on the following terms and conditions:

     - Sellers' shall pay to Purchaser cash consideration of $14,000,000, in immediately available federal funds; and

     - Sellers' shall assign, transfer, and convey to Purchaser the Closing Stock Consideration (i.e., 1,555,532 shares), being in unregistered form as issued to Sellers at the First Closing; and

     - The closing of the purchase of the First Equity Interests shall take place within 5 business days following the delivery of the Option Notice to Purchaser, at which the consideration set forth above shall be delivered to Purchaser and Purchaser shall transfer, assign, convey and deliver to the Sellers the First Equity Interests, free and clear of any liens, claims and encumbrances of any kind, and thereafter, the parties hereto shall have no further rights or obligations under this Agreement except as set forth herein; and

     - Sellers may not exercise their purchase option if the cause of the failure of the Second Closing to occur is (i) a material breach by Sellers of a provision of this Agreement, or (ii) Sellers refusal to consummate the Second Closing without cause. In the event that Sellers do not exercise their purchase option, the parties agreed that the principal amount of the Seller Note will be reduced to $5,000,000.

     Likewise on December 8, 2006, the Company executed a Note and Warrant Purchase Agreement dated as of December 4, 2006 and each of the purchasers of the subordinated convertible promissory notes of the Company whose names are set forth on Exhibit A attached to the Note and Warrant Purchase Agreement. A copy of the Note and Warrant Purchase Agreement was attached to a Current Report on Form 8-K filed on December 14, 2006. As a placement agent fee Cypress Advisors, LLC received $250,000.

NEW  STREAMSENIOR  SECURED  REVOLVING  CREDIT  FACILITY

     On August 28, 2006, C&B entered into a $35,000,000 Senior Secured Revolving Credit Facility with New Stream. The credit facility is secured by substantially all of C&B's assets and the Company provided a pledge of the stock of C&B as additional collateral. Proceeds of the initial drawing on the credit facility were used to refinance certain indebtedness of C&B. In addition C&B expects that the credit facility will support future growth and development initiatives, facilitate the purchase of additional revenue generating assets, and provide funds to repay a seller note issued at the closing of the C&B acquisition. The credit facility has a one year term, and New Stream also received warrants to purchase 2,000,000 shares of Charys common stock at a price of $4.80 per share.

     Specific terms and provisions for this credit facility are more fully disclosed in Form 8K filed on September 8, 2006.

GOTTBETTER CAPITAL SUBORDINATED CONVERTIBLE DEBT

     On August 31, 2006, the Company closed a $21 million financing in the form of subordinated convertible debt that carries a 10% coupon rate and a 24 month term, with the Debentures issued by Charys to a select group of new and existing institutional investors ("Investors"). The proceeds of the debt offering will be used to pay off sellers notes associated with previously closed acquisitions and to increase Charys' working capital position. Proceeds will also be used to make the initial cash payment of the previously announced acquisitions of CTSI and MSAI The Investors received a senior security interest subordinate to existing security interests, granted to the banks and other senior debt lenders, in substantially all of the assets of Charys and its subsidiaries. In addition the Investors received approximately five million Warrants at market to purchase shares of its Common Stock. The Debenture is convertible into Common Stock at 115% of the volume weighted average price prior to the Closing Date. The Company will make interest payments for the first 9 months, after which payments of principal and interest are scheduled to begin. The Company has the right to redeem the Debentures in cash any time prior to maturity upon 3 business days prior written notice, at 120% of the principal amount redeemed for the initial 12 months after the Closing Date and 140% thereafter, plus the amount of any accrued but unpaid interest. In the event of any redemption of the Debenture, the Investors shall retain the Warrants and the "Registration Rights" that attached thereto. Additional conversion terms become effective if not redeemed or converted nine months after the Closing Date. On November 9, 2006 the Company closed upon an additional $1,052,632 of note financing to Imperium Master Fund Limited, an additional investor. The GAO Note is convertible into the Company's common stock at an initial conversion price of $4.88 resulting in approximately 215,703 shares issuable upon conversion of the GAO note. In connection with the GAO financing, the Company issued warrants to the GAO investor to acquire approximately 254, 084 shares of the Company's common stock with an exercise price of $4.44 per share. The GAO joined the security interest granted to the Investors.

     Specific terms and provisions for this credit facility are more fully disclosed in Form 8K filed on September 6, 2006.

NEW  STREAMSENIOR  SECURED  REVOLVING  CREDIT  FACILITY

     On November 7, 2006, the Company and Ayin entered into a Senior Secured Multi Draw Term loan Facility with New Stream up to a maximum amount of $14,000,000 secured by all assets of Ayin and guaranteed by the Company; in connection with the foregoing the Company granted to Lender warrants equal to 250,000 shares with an exercise price determined by the market price on the closing date.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     Other Contingent Payments. We have entered into certain earn-out agreements as part of the consideration in each of the acquisitions to date. As of October 31, 2006, the maximum earn-out payable is $65 million payable over the next two years should each of the companies achieve the maximum results as provided for in the earn-out agreements.

     Capital Expenditures Commitments. As of October 31, 2006, Charys does not have any material capital expenditures commitments.

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

     Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

     Changes in Internal Controls Over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL  PROCEEDINGS.

     1. Charys' subsidiary, Viasys Services, Inc. ("VSI"), which we acquired in November 2005, is a defendant in two separate lawsuits (one of which also joins Charys as a defendant), both of which arise out of a dispute over fees for legal representation of VSI prior to the acquisition and relate to work done chiefly by one attorney who worked first for the law firm of Sites & Harbison
LLC (S&H") and who then left to work at the law firm of Troutman Sanders LLP. At the time of the acquisition there was outstanding litigation against Viasys, and S&H was the law firm handling Viasys' litigation until the primary S&H counsel on the case departed for Troutman Sanders in the spring of 2005. Both firms have filed suit against VSI in the Superior Court of Fulton County, Georgia alleging non payment of approximately $1,000,000 in the aggregate, an amount which we believe is excessive in light of the services performed and the results obtained. The suits are denominated Stites & Harbison, PLLC v. Viasys Services, Inc., Civil Action File No. 2006CV112997[the "Sites Litigation"], and Troutman Sanders LLP v. Viasys Services, Inc. and Charys Holding Co., Inc., Civil Action File No. 2006CV118343 [the "Troutman Litigation"]. The Troutman Litigation has been settled pursuant to a Settlement and Release agreement pursuant to which the Company agreed to pay $475,000 in common stock of the Company. In the event that the shares are sold for a sum less than net $475,000, Charys will promptly make up the difference between net $475,000 and the amount received through the sale of the shares. The Sites Litigation has been settled pursuant to a Settlement and Release agreement pursuant to which the Company agreed to pay $275,000 in common stock of the Company. In the event that the shares are sold for a sum less than net $275,000, Charys will promptly make up the difference between net $275,000 and the amount received through the sale of the shares.

     2. LVI Environmental Services vs Crochet & Borel Services Inc and Charys. On September 19, 2006, Charys was served with a demand for arbitration arising out of the following: in 2005 Plaintiff entered into contracts with C&B for construction projects in Texas, Mississippi, Louisiana and Florida for restoration, debris removal and abatement work from hurricanes and claim they are owed $12,619,558.33 and the arbitration demand claims Charys guaranteed payment of $5,619,558.33. The arbitration demand indicates that Plaintiff's have filed suit in District Court of Jefferson County Texas.

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

ITEM 3. DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On September 28, 2006, the Registrant held the 2006 Annual Meeting of its Stockholders for the following purposes:

-    To  elect  four  persons  as  Class  B directors to our Board of Directors;

- To approve and adopt the Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2006 and Non-Employee Consultants Retainer Stock Plan for the Year 2006;

- To approve and adopt the Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2005;

- To ratify the appointment of Miller, Ray, Houser & Stewart LLP as our independent public accounting firm for the fiscal year ended April 30, 2007.

     Our Board of Directors fixed the close of business on September 6, 2006 as the record date for the determination of stockholders entitled to notice of, and to vote at, the Annual Meeting.

     Four Class B directors were elected at the Annual Meeting to hold office with a three-year term expiring in 2009 and thereafter until their successors are elected. Our Board of Directors is divided into three classes, each of whose members serve for staggered three-year terms. Of the current directors, three Class A directors have terms expiring at the fiscal 2008 annual meeting, four Class B directors have terms expiring at this Annual Meeting and two Class C directors have terms expiring at the fiscal 2007 annual meeting. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. There are no family relationships among any of the directors, director nominees or the executive officers of the Registrant.

     The  Board of Directors nominated H. Alec McLarty, Neil L. Underwood, David
S. Gergacz and Catherine B. McKee as Class B directors at the Annual Meeting. Shares represented by executed Proxies were voted, if authority to do so is not withheld, for the election of the nominees named above. If, however, any of the proposed Class B directors are unable to serve, or for good cause decline to serve at the time of the Annual Meeting, the Proxy may be voted for a substitute nominee designated by the Board of Directors to fill the vacancy. Each person nominated for election agreed to serve if elected, and the Registrant has no reason to believe that any of the nominees for election will not be available to serve his or her prescribed term.

     Effective July 13, 2006, Richard Mangiarelli voluntarily resigned as a Class C director of the Registrant. Mr. Mangiarelli did not resign due to any disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

     The number of votes cast for, against or withheld with respect to each of the nominees for Class B directors to our Board of Directors, was as follows: H. Alec McLarty, votes cast For 14,410,656, votes cast Against 0, votes withheld 1,065, number of abstentions 0, and broker non-votes 0; Neil L. Underwood votes cast For 14,310,656, votes cast Against 0, votes withheld 101,065, number of abstentions 0, and broker non-votes 0; David S. Gergacz, votes cast For 14,410,656, votes cast Against 0, votes withheld 1,065, number of abstentions 0, and broker non-votes 0; and Catherine B. McKee, votes cast For 14,410,656, votes cast Against 0, votes withheld 1,065, votes number of abstentions 0, and broker non-votes 0.

     Continuing Class A Directors consisted of Gisle Larsen, Dennis C. Hayes, and Michael Oyster.

     Continuing  Class  C  Directors  consisted  of  Billy  V. Ray, Jr. and John
Jordan.

     The number of votes cast for, against or withheld with respect to the approval of the Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2006 and Non-Employee Consultants Retainer Stock Plan for the Year 2006, was as follows: votes cast For 14,330,721, votes cast Against 0, votes withheld 0, number of abstentions 1,000, and broker non-votes 0.

     The number of votes cast for, against or withheld with respect to the approval of the Charys Holding Company, Inc. Non-Employee Directors and
Consultants  Retainer  Stock  Plan  for  the  Year  2005,  was  as  follows:

votes cast For 14,230,721, votes cast Against 100,000, votes withheld 0, number of abstentions 1,000, and broker non-votes 0.

     The number of votes cast for, against or withheld with respect to the appointment of Miller, Ray, Houser & Stewart LLP as our independent public accounting firm for the fiscal year ended April 30, 2007, was as follows: votes cast For 14,230,701, votes cast Against 0, votes withheld 0, number of abstentions 101,020, and broker non-votes 0.

ITEM 5. OTHER  INFORMATION.

     None.

ITEM 6. EXHIBITS.

  EXHIBIT
    NO.                                             IDENTIFICATION OF EXHIBIT
  -------                                           -------------------------
   10.1**    Securities Purchase Agreement made and entered into as of August 30, 2006, by and among Charys olding Company, Inc. and various investors, filed as Exhibit 10.1 to Form 8-K on September 6, 2006,
             Commission file number 000-18292.
   10.2**    Registration Rights Agreement dated as of August 30, 2006, by and among Charys Holding Company,
             Inc. and various investors, filed as Exhibit 10.2 to Form 8-K on September 6, 2006, Commission file number 000-18292.
   10.3**    Form of Senior Secured Convertible Note between Charys Holding Company, Inc. and Gottbetter Capital
             Finance, LLC, dated August 31, 2006, filed as Exhibit 10.3 to Form 8-K on September 6, 2006,
             Commission file number 000-18292.
   10.4**    Form of Security Agreement between Charys Holding Company, Inc. and Gottbetter Capital Finance,
             LLC, dated August 30, 2006, filed as Exhibit 10.4 to Form 8-K on September 6, 2006, Commission file number 000-18292.
   10.5**    Warrant to Purchase Common Stock of Charys Holding Company, Inc., dated August 30, 2006, filed as
             Exhibit 10.5 to Form 8-K on September 6, 2006, Commission file number 000-18292.
   10.6**    Irrevocable Transfer Agent Instructions, dated August 30, 2006, filed as Exhibit 10.6 to Form 8-K on
             September 6, 2006, Commission file number 000-18292.
   10.7**    Loan and Security Agreement dated as of August 28, 2006 between Crochet & Borel Services, Inc. and
             New Stream Commercial Finance, LLC, filed as Exhibit 10.1 to Form 8-K on September 8, 2006,
             Commission file number 000-18292.
   10.8**    Pledge Agreement, dated as of August 28, 2006 between Charys Holding Company,  Inc.  and  New
             Stream  Commercial  Finance,  LLC, filed as Exhibit 10.2 to Form 8-K on September 8, 2006,
             Commission file number 000-18292.
   10.9**    Intercreditor Agreement dated as of August 30, 2006 between New Stream  Commercial  Finance,  LLC and  Gottbetter  Capital  Finance, LLC, in its capacity as agent pursuant to the Noteholder Documents for the  Noteholders  (in  such capacity, together with its successors and assigns,  in  such  capacity,  the
             "Noteholder  Agent"), filed as Exhibit 10.3 to Form 8-K on September 8, 2006, Commission file number
             000-18292.
   10.10**   Charys Holding Company, Inc. Stock Purchase Warrant issued August 28,  2006  granting  to  New
             Stream  Commercial  Finance the right to purchase  2,000,000  shares  of  the  Registrant's  common stock, filed as Exhibit 10.4 to Form 8-K on September 8, 2006, Commission file number 000-18292.
   10.11**   Power of Attorney executed by Crochet & Borel Services, Inc. to New Stream  Commercial  Finance,
             LLC,  dated  August  28,  2006, filed as Exhibit 10.5 to Form 8-K on September 8, 2006, Commission file number 000-18292.
   10.12**   Letter to The Tower Company of Louisiana, LLC from Ayin Holding Company Inc., dated July 11, 2006, filed as Exhibit 10.1 to Form 8-K/A on September 11, 2006, Commission file number 000-18292.
   10.13**   Letter to Complete Tower Sources, Inc. and Mitchell Site Acq., Inc. from Ayin Holding Company, Inc.
             and Charys Holding Company. Inc, as Parent, dated August 15, 2006, filed as Exhibit 10.2 to Form 8-K/A on September 11, 2006, Commission file number 000-18292.
   10.14**   Charys Holding Company, Inc. and Ayin Holding Company, Inc. Promissory Note issued to Matthew B.
             Mitchell, in the amount of $13,412,500, dated August 15, 2006, filed as Exhibit 10.3 to Form 8-K/A on
             September 11, 2006, Commission file number 000-18292.


   10.15**   Charys Holding Company, Inc. and Ayin Holding Company, Inc. Promissory Note issued to Lori H.
             Mitchell, in the amount of $23,755,852, dated August 15, 2006, filed as Exhibit 10.4 to Form 8-K/A on
             September 11, 2006, Commission file number 000-18292.
   10.16**   Ayin Holding Company, Inc. Promissory Note issued to Lori Mitchell, in the amount of $28,400,000, dated August 15, 2006, filed as Exhibit 10.5 to Form 8-K/A on September 11, 2006, Commission file number 000-18292.
   10.17**   Ayin Holding Company, Inc. Stock Purchase Agreement Promissory Note, in the amount of $5,400,000, dated August 15, 2006, filed as Exhibit 10.6 to Form 8-K/A on September 11, 2006, Commission file number 000-18292.
   10.18**   Ayin Holding Company, Inc. Goodwill Purchase Agreement Promissory Note, in the amount of
             5,400,000, dated August 15, 2006, filed as Exhibit 10.7 to Form 8-K/A on September 11, 2006,
             Commission file number 000-18292.
   10.19**   Goodwill Purchase Agreement between Ayin Holding Company, Inc. and Matthew B. Mitchell, dated
             August 15, 2006, filed as Exhibit 10.8 to Form 8-K/A on September 11, 2006, Commission file number
             000-18292.
   10.20**   Employment Agreement between Mitchell Site Acq., Inc. and Matthew B. Mitchell, dated August 15,
             2006, filed as Exhibit 10.9 to Form 8-K/A on September 11, 2006, Commission file number 000-18292.
   10.21**   Employment Agreement between Mitchell Site Acq., Inc. and Lori H. Mitchell, dated August 15, 2006, filed as Exhibit 10.10 to Form 8-K/A on September 11, 2006, Commission file number 000-18292.
   10.22**   Employment Agreement between Complete Tower Sources, Inc. and Carrol Castille, dated August 15,
             2006, filed as Exhibit 10.11 to Form 8-K/A on September 11, 2006, Commission file number 000-18292.
   10.23**   Non-Competition Agreement by and among Matthew B. Mitchell and Ayin Holding Company Inc., dated
             August 15, 2006, filed as Exhibit 10.12 to Form 8-K/A on September 11, 2006, Commission file number
             000-18292.
    10.24**  Non-Competition Agreement by and among Lori H. Mitchell and Ayin Holding Company Inc., dated
             August 15, 2006, filed as Exhibit 10.13 to Form 8-K/A on September 11, 2006, Commission file number
             000-18292.
   10.25**   Pledge Agreement by and between Charys Holding Company, Inc., Ayin Holding Company Inc., and
             Lori H. Mitchell, dated August 15, 2006, filed as Exhibit 10.14 to Form 8-K/A on September 11, 2006,
             Commission file number 000-18292.
   10.26**   Pledge Agreement by and between Charys Holding Company, Inc., Ayin Holding Company Inc., and
             Matthew B. Mitchell, dated August 15, 2006, filed as Exhibit 10.15 to Form 8-K/A on September 11,
             2006, Commission file number 000-18292.
   10.27**   Stock and Limited Partnership Interest Purchase Agreement made and entered into as of September 1,
             2006, by and among Charys Holding Company, Inc., COTTON HOLDINGS 1, INC., a Delaware
             corporation (the "Cotton Holdings"), COTTON COMMERCIAL USA, LP, a Texas limited partnership
             ("Cotton Commercial"), COTTON RESTORATION OF CENTRAL TEXAS, LP, a Texas limited partnership ("Cotton Restoration"), Bryan Michalsky, James Scaife, Randall Thompson, Daryn Ebrecht
             and Pete Bell (collectively, the "Cotton Holdings Sellers"), Chad Weigman and Blake Stansell
             (collectively, the "Cotton Commercial Sellers") and Johnny Slaughter and Russell White (collectively, the
             "Cotton Restoration Sellers" and, together with the Cotton Holdings Sellers and Cotton Commercial
             Sellers, the "Sellers"), filed as Exhibit 10.1 to Form 8-K on September 15, 2006, Commission file number
             000-18292.
   31.1*     Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   31.2*     Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   32.1*     Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
   32.2*     Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

________
*   Filed herewith.
**  Previously filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHARYS HOLDING COMPANY, INC.

Dated:  December 20, 2006.

                                        By /s/ Billy V. Ray, Jr.
                                          --------------------------------------
                                           Billy V. Ray, Jr.,
                                           Chief Executive Officer


                                        By /s/ Raymond J. Smith
                                          --------------------------------------
                                           Raymond J. Smith,
                                           Chief Financial Officer