Form 10QSB
period 2007-01-31
CHARYS HOLDING CO INC
filed 2007-03-26
CIK 845879

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 0-18292

CHARYS HOLDING COMPANY, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2152284 (I.R.S. Employer Identification No.)

1117 Perimeter Center West, Suite N415 Atlanta, Georgia (Address of principal executive offices)	30338 (Zip Code)
(678) 443-2300

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 28, 2007, the issuer had 40,264,710 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No  ☒

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Charys Holding Company, Inc.
Condensed Consolidated Balance Sheet
January 31, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$919,894
Accounts receivables, net of allowance for doubtful accounts	49,310,279

Costs and estimated earnings in excess of billings on uncompleted
contracts, net of contract loss provision	3,283,366
Prepaid expenses	1,878,244
Other current assets	3,969,301
Total current assets	59,361,084

Property and equipment, net of accumulated depreciation
and amortization	15,306,308

Other assets:
Goodwill	208,646,779
Amortizable intangible assets, net of accumulated amortization	11,076,963
Financing costs, net of accumulated amortization	130,352,187
Acquisition costs	11,100,467
Investment, other	3,103,164
Other non-current assets	403,162
Total other assets	364,682,722

Total assets	$439,350,114

See notes to consolidated financial statements.

Charys Holding Company, Inc.
Condensed Consolidated Balance Sheet
January 31, 2007
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$28,760,369
Accrued expenses	15,539,810
Accrued acquisition costs	2,370,376
Billings in excess of costs and estimated earnings on uncompleted contracts	893,748
Deferred revenue	1,738,182
Short-term borrowings:
Unrelated parties	15,283,154
Related parties	31,699,950
Current portion of long-term debt:
Unrelated parties	985,793
Related parties	478,587
Total current liabilities	97,749,969

Long-term debt:
Unrelated parties	33,741,386
Related parties	48,021,799

Mandatory redeemable preferred stock - Series D; $0.001 par value;
1,300 shares authorized, issued and outstanding	13,000,000

Total liabilities	192,513,154

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized,
1,500,000 shares issued and outstanding:
Series A	1,000
Series C	500
Common stock; $0.001 par value; 300,000,000 shares authorized,
38,807,457 issued and outstanding	38,807
Additional paid-in capital	320,736,778
Accumulated deficit	(73,940,125)
Total shareholders' equity	246,836,960

Total liabilities and shareholders' equity	$439,350,114

See notes to condensed consolidated financial statements.

Charys Holding Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net revenues	$15,047,705	$21,769,487	$57,023,579	$33,046,927
Cost of revenues	13,284,408	17,719,156	45,993,686	26,506,973
Gross profit	1,763,297	4,050,331	11,029,893	6,539,954

Operating expenses:
General and administrative	6,415,476	2,870,934	19,069,964	5,548,319
Depreciation and amortization	2,172,943	382,768	5,802,852	640,449
Total operating expenses	8,588,419	3,253,702	24,872,816	6,188,768
Income (loss) from operations	(6,825,122)	796,629	(13,842,923)	351,186

Other income (expense):
Loss on Impairment of goodwill	-	-	(17,157,767)	-
Interest expense	(25,665,284)	(410,063)	(36,670,717)	(630,115)
Earnings in Investment	(197,028)	-	(197,028)	-
Gain on sale of discontinued operations	-	-	-	229,044
Gain on sale of property and equipment, net	39,864	6,260	109,214	18,068
Other income (expense), net	11,954	(27,930)	54,072	1,335,789
Total other (expense) income	(25,810,494)	(431,733)	(53,862,226)	952,786
Net (loss) income from operations, before income taxes	(32,635,616)	364,896	(67,705,149)	1,303,972

Income tax expense (benefit)	-	-	-	-
Net (loss) earnings	$(32,635,616)	$364,896	$(67,705,149)	$1,303,972

Per share data - basic:
Net (loss) earnings	$(0.87)	$0.03	$(2.22)	$0.13
Weighted average common shares outstanding	37,397,568	12,379,768	30,491,216	9,813,681
Per share data - diluted:
Net (loss) earnings	$(0.87)	$0.02	$(2.22)	$0.11
Weighted average common shares outstanding	37,397,568	16,953,137	30,491,216	12,227,268

See notes to condensed consolidated financial statements.

Charys Holding Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended January 31,
	2007	2006
Cash Flows From Operating Activities:
Net (loss) earnings	$(67,705,149)	$1,303,972
Adjustments:
Stock options expense	694,685	31,891
Stock issued for note interest	52,000	108,538
Income from debt retirement	-	(1,596,355)
Loss on impairment of goodwill	17,157,767	-
Loss on investment in affiliate - Cotton Companies	197,028	-
Amortization of financing costs to interest	33,554,170	-
(Gain) loss on sale of property and equipment	(69,350)	(18,068)
(Gain) on sale of discontinued operation	-	(226,110)
Depreciation and amortization expense	5,802,852	640,451
Net change in current assets and liabilities	33,612,526	(2,686,977)
Net cash provided by (used in) operating activities	23,296,529	(2,442,658)

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,150,267)	(257,778)
Proceeds from sale of property and equipment	1,292,541	-
Investment in affiliate - Cotton Companies	(14,000,000)	-
Cash acquired in acquisitions	1,200,127	363,346
(Increase) decrease in other non-current assets	(8,822,766)	(1,060,152)
Net cash used in investing activities	(27,480,365)	(954,584)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	22,401	70,000
Proceeds from sale of restricted common stock	-	859,120
Proceeds from sale of mandatory redeemable preferred stock	11,916,860	-
Proceeds from exercise of common stock warrants	220,676	-
(Increase) decrease in capitalized financing costs, net	265,191	(116,985)
Net proceeds (repayments) on short-term borrowings:
Unrelated parties	(19,069,242)	1,650,501
Related parties	(7,147,599)	1,100,000
Net proceeds (repayments) on long-term debt:
Unrelated parties	17,586,797	137,573
Related parties	(46,500)	(111,250)
Net cash provided by financing activities	3,748,584	3,588,959

Net increase (decrease) in cash	(435,252)	191,717
Cash and cash equivalents, beginning of period	1,355,146	1,086,064

Cash and cash equivalents, end of period	$919,894	$1,277,781

See notes to condensed consolidated financial statements.

Charys Holding Company, Inc.
Notes to Consolidated Financial Statements

Three and Nine Months Ended January 31, 2007 and 2006
(Unaudited)

1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of Charys Holding Company, Inc. (“Charys” or the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended April 30, 2006 (“2006 Annual Report”). Operating results for the three months and nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007.

2.  The Company

The accompanying consolidated financial statements include the accounts of Charys and its wholly-owned subsidiaries, as follows:

CCI Telecom, Inc. (“CCI”)
Personnel Resources of Georgia, Inc. (“PRG”)
Method IQ, Inc. (“MIQ”)
Viasys Services, Inc./Viasys Network Services, Inc. (collectively “Viasys”)
LFC, Inc. (“LFC”)
Crochet & Borel Services, Inc. (“C&B”)
Digital Communications Services, Inc. (“DCS”)
Ayin Tower Management, Inc./Ayin Holding Company, Inc.  (collectively “Ayin”)

3.  Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of January 31, 2007, we had a $38 million working capital deficit with a limited borrowing capacity. The present condition continues to create uncertainty as to our ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of certain acquired companies. Our plan to improve our overall financial condition includes the following:

•	Increasing revenues at all operating subsidiaries, while maintaining or improving gross margins in the process.

•	Control, and in some cases reduce, general and administrative expenses that will not impede growth.

•	Seek additional sources of working capital through both debt and equity transactions to fund daily operations and acquisitions.

•	Acquire companies that fit the Company’s business strategy and acquisition model.

Specifically, we believe our access and expertise in the capital markets will result in additional working capital that will enable our present and future subsidiaries to increase revenue-generating activities. We also believe continued strategic acquisitions of companies providing heretofore fragmented telecommunications construction and infrastructure services and disaster restoration and remediation will provide the necessary integration to attain contracts of greater revenue volume and scope of services. Management of acquired companies will be reviewed and management replaced if necessary to improve gross profit performance to acceptable levels. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4. Acquisitions

Cotton Companies

On September 8, 2006, we originally executed an agreement to acquire 100% of the interests in Cotton Holdings 1, Inc., its subsidiaries and certain affiliated partnerships (“Cotton Companies” or “Cotton”) for $75 million, payable in the form of cash, promissory notes and shares of our common stock, with allowances for various adjustments. The original closing date for the purchase was to be September 22, 2006.  However, by mutual agreement, the original purchase agreement was amended and restated whereby, on December 8, 2006, we acquired a 40% interest in each of the Cotton Companies.

The consideration for the 40% interest was $14 million in cash, a secured promissory note in the amount of $10 million due on March 8, 2007 or earlier if permanent financing was obtained by us, and 1,555,532 shares of our common stock. The shares received by the sellers of the Cotton Companies carry piggyback registration rights. The remaining 60% interest in each of the Cotton Companies was to be purchased by us by March 8, 2007 for $32.2 million in cash. We completed the acquisition of the remaining interests in the Cotton Companies in the fourth quarter of fiscal 2007.

In this current quarter, we accounted for our 40% investment in the Cotton Companies under the equity method of accounting. Total consideration and costs incurred for this acquisition was $49.5 million. Our 40% interest in the carrying value of Cotton’s net assets was $3.3 million, resulting in an excess of purchase price over net assets of $46.2 million. We did not attribute any excess purchase price to underlying equity in the net assets, as we believe the carrying value of the net assets to represent fair value. Accordingly, the $46.2 million excess purchase price was recorded to goodwill in its entirety. During the fourth quarter of fiscal 2007, the amounts recorded as goodwill in the acquisition of the Cotton Companies will be evaluated and allocated to intangible assets based on their estimated fair values. During the period from December 8, 2006 to January 31, 2007, Cotton’s reported net loss was $492,571. Our interest in this loss was $197,000, for which we reduced our initial $3.3 million carrying value in this investment.

Summarized unaudited information for the Cotton Companies as of January 31, 2007 and for the period December 8, 2006 to January 31, 2007 is as follows:

Current assets	$11,598,181
Property and equipment, net	3,811,634
Total assets	$15,409,815

Current liabilities	$5,839,875
Long-term debt	1,252,030
Shareholders' equity	8,317,910
Total liabilities and shareholders' equity	$15,409,815

Revenues, net	$6,250,899
Cost of services	3,791,179
Gross profit	2,459,720

General and administrative expense	2,716,946
Other expense, net	235,345

Net loss	$(492,571)

Crochet & Borel Services, Inc.

Effective May 2006, we purchased all of the outstanding shares of C&B (the “C&B Shares”) from Troy D. Crochet pursuant to a stock purchase agreement (the “C&B Purchase Agreement”).  The consideration for the C&B Shares was 8,008,000 shares of our common stock and $78,932,514, composed of $1 million in cash payable at closing, a “Seller Note” in the amount of $19 million and cash consideration of $57,562,848 which is payable on January 31, 2009 (the “Final Determination Date Cash Consideration”).  On January 12, 2007, we amended the C&B Purchase Agreement to combine the Seller Note and the Final Determination Date Cash Consideration into a single promissory note (“C&B Note”) in the amount of $77,932,514 bearing interest at the rate of 4.74% per annum and payable as provided under the terms of the note agreement. The C&B Note is secured by a security agreement pursuant to which we and our wholly-owned subsidiaries, C&B and Ayin Holdings, granted Mr. Crochet a security interest in certain assets subject to all liens on any collateral of any grantor existing on the date of the security agreement.

The 8,008,000 shares of our common stock Mr. Crochet is to receive were split into two components:  (1) 7,258,000 shares that were issued to Mr. Crochet on the closing date, and (2) 750,000 shares that we have agreed to issue to Mr. Crochet within 15 days after the closing of the private offering of our securities (see Note 11- Subsequent Events).  The actual number of shares of our common stock that Mr. Crochet may receive is subject to adjustment as provided in the C&B Purchase Agreement.  The shares of our common stock issued and to be issued to Mr. Crochet have registration rights.

Complete Tower Sources, Inc./Mitchell Site Acq, Inc.

On October 27, 2006, Charys and Ayin executed a letter agreement (“Letter Agreement”) with Matthew Mitchell and Lori Mitchell amending certain terms of the stock purchase agreements with respect to Ayin’s acquisition of Complete Tower Sources Inc. (“CTSI”) and Mitchell Site Acq, Inc. (“MSAI”) that initially closed on August 15, 2006.

Pursuant to the Letter Agreement, the total sales price for CTSI was increased by $5 million to $76 million, to be paid as follows: (i) a newly issued promissory note dated October 20, 2006 to Ms. Mitchell in the amount of $42,955,852 due on December 18, 2006; (ii) a newly issued promissory note dated October 20, 2006 to Ms. Mitchell in the amount of $14,200,000 payable in two annual installments commencing December 10, 2007; (iii) the amount of $5 million which has been paid to Ms. Mitchell on September 1, 2006; and (iv) a sum of $13,844,148 to be paid to certain employees of CTSI within five days following December 18, 2006.

In addition to the foregoing, in consideration for Ms. Mitchell entering into a three year non-competition agreement, we agreed to issue to the seller $4 million in value of shares of our common stock divided by the average closing trading price per share of our common stock for the ten trading days ending on the closing date.

Pursuant to the Letter Agreement, the total sales price for MSAI was increased by $2 million to $29 million, to be paid as follows: (i) a newly issued promissory note dated October 20, 2006 to Mr. Mitchell in the amount of $20,812,500 due on December 18, 2006; (ii) a newly issued promissory note dated October 20, 2006 to Mr. Mitchell in the amount of $2.7 million payable in two annual installments commencing December 10, 2007; (iii) a newly issued goodwill purchase agreement promissory note dated October 20, 2006 to Mr. Mitchell in the amount of $2.7 million payable in two annual installments commencing December 10, 2007; (iv) the amount of $2 million which has been paid to Mr. Mitchell on September 1, 2006; and (v) a sum of $787,500 to be paid to certain contractors of MSAI within five days following December 18, 2006.

Pursuant to the Letter Agreement, all of the promissory notes that had been issued at the original closing on August 15, 2006 were cancelled and replaced with the notes newly issued under the Letter Agreement.  With respect to the cancellation and replacement of those closing notes due on September 30, 2006, we paid the Mitchells an extension payment of $2 million on October 27, 2006 for their agreement to extend the payment date of new notes to December 18, 2006. On December 14, 2006, the Letter Agreement was amended to provide that amounts due on December 18, 2006 were extended until February 15, 2007.

Upon the final closing of the CTSI acquisition, Ayin has agreed, by February 15, 2007, (i) to pay off CTSI’s line of credit obligation to the Whitney National Bank in an amount up to $2.4 million and any obligations under any credit cards belonging to CTSI, and (ii) to cause all personal guarantees of Ms. Mitchell for these obligations to be cancelled. In addition, upon the final closing, Carroll Castille, the current senior vice president and managing director of CTSI, will enter into an employment agreement to serve as CTSI’s president. Under the terms of the employment agreement, Mr. Castille will receive no base salary, but will be entitled to a bonus of at least $250,000, but no more than $1million, based upon CTSI’s year-end audited financial results compared to its projected financial performance for the year. Mr. Castille will also enter into a three year non-competition agreement at closing.

Both Mr. and Ms. Mitchell will enter into employment agreements with MSAI at the final closing of that acquisition. Mr. Mitchell will serve as MSAI’s president, and Ms. Mitchell will serve as vice-president. Under the terms of the agreements, neither Mr. Mitchell nor Ms. Mitchell will receive a base salary, but both of them will be entitled to a bonus based on MSAI’s year-end audited financial results compared to its projected financial performance for the year. The bonus payable each year will be split between Mr. Mitchell and Ms. Mitchell and will be no less than $250,000, but no more than $1million (in the aggregate).

Due to the negotiations occurring subsequent to the initial closings resulting in significant changes to the original terms and additions of material actions to be performed by Charys to consummate the acquisitions, we have not recorded the acquisitions of CTSI or MSAI as of January 31, 2007, nor have we included the results of operations of these companies in the accompanying 2007 consolidated financial statements. The deposits and extension payment made by Charys, totaling $9 million, was recorded to acquisition costs in the accompanying 2007 consolidated balance sheet. We completed the acquisitions of CTSI and MSAI in the fourth quarter of  fiscal 2007 (see Note 11 – Subsequent Events).

Acquisition Costs

Consideration paid to prospective sellers and incurred acquisition-related service costs for uncompleted acquisitions are capitalized as acquisition costs until such time as an acquisition is completed. Capitalized acquisition costs of $11.1 million as of January 31, 2007 substantially relate to the pending acquisitions of CTSI and MSAI.

5.  Debt

Imperium Financing

On November 9, 2006, we issued a senior secured convertible note (“Imperium Note”) to Imperium Master Fund, Ltd. (“Imperium”) for $1 million plus an issuance discount of $52,632, for an aggregate debt amount of $1,052,632. Payments of principal on this note commence July 1, 2007. The note balance matures on August 30, 2008. The initial conversion price of the Imperium Note was $4.88 per share, which is subject to adjustment from time to time as defined in the debt agreement. On December 4, 2006, the conversion price was adjusted to $2.25 per share. In connection with the Imperium Note, we issued a warrant to purchase 551,531 of our common shares at $2.25 per share, expiring August 30, 2011. On October 10, 2006, we entered into a secured note agreement with JED Family Trust c/o Imperium Partner Group in the amount of $500,000. The secured note was executed and guaranteed by Charys’s Chief Executive Officer. We used $500,000 of the proceeds from this note to pay off the 10% JED Family Trust note. The remaining net proceeds of $485,000 were used for general working capital needs.

Vision Financing

In order to finance the acquisition of the initial 40% interest in the Cotton Companies, as of December 4, 2006, Charys entered into a Note and Warrant Purchase Agreement (the “Vision Note and Warrant Purchase Agreement”) with various purchasers led by Vision Opportunity Master Fund, Ltd. (“Vision”) and issued notes for $14.5 million (such financing, the “Vision Financing”).  The subordinated convertible promissory notes sold in the Vision Financing interest at a rate of 8% per annum and are convertible into shares of Charys’ common stock based on an initial conversion price of $2.25 per share.  For no additional consideration, each of the purchasers was also issued:  (i) Series A Warrants expiring on December 4, 2011 to purchase at an exercise price of $4.00 per share the number of shares of Charys’ common stock equal to 75% of the number of conversion shares (as defined in Vision Note and Warrant Purchase Agreement) issuable upon conversion of the notes purchased by each purchaser; (ii) Series B Warrants expiring on December 4, 2011 to purchase at an exercise price of $5.00 per share the number of shares of Charys’ common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser; (iii) Series J Warrants expiring on September 7, 2007 to purchase at an exercise price of $3.25 per share the number of shares of Charys’ common stock equal to 100% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser; (iv) Series C Warrants expiring on December 4, 2011 to purchase at an exercise price of $4.00 per share the number of shares of Charys’ common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser; and (v) Series D Warrants expiring on December 4, 2011 to purchase at an exercise price of $5.00 per share the number of shares of Charys’ common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser.  However, each of the purchasers was only issued Series J Warrants, Series C Warrants and Series D Warrants if such purchaser’s aggregate investment in Charys was equal to or greater than $10 million (including only such purchaser’s investment in the Vision Financing plus such purchaser’s investment in the Gottbetter Financing described below).  Further, a holder of Series C Warrants and Series D Warrants may not exercise such warrants unless such purchaser has first exercised its Series J Warrants.  A holder’s Series C Warrants and Series D Warrants will become exercisable as to a number of shares of common stock equal to 75% of the number of shares of common stock acquired by that holder through the exercise of its Series J Warrants.

Prior to February 28, 2007, the outstanding balance under the Vision Note and Warrant Purchase Agreement was approximately $14,450,000, which was due and payable by December 4, 2009.  On February 28, 2007 and March 1, 2007, Charys prepaid a total of $13,500,000 of the outstanding balance due Vision, Fort Mason Master, LP (“Fort Mason Master”) and Fort Mason Partners LP (“Fort Mason Partners” and, together with Fort Mason Master, the “Fort Mason Investors”), using proceeds from the Private Offering.  Upon the occurrence of such prepayments the following changes were made to the warrants held by Vision and the Fort Mason Investors:  (i) their Series B Warrants were cancelled; (ii) their Series A Warrants were amended to reduce the exercise price of such warrants to $2.50 per share; and (iii) their Series J Warrants were amended to reduce the exercise price of such warrants to $2.40 per share.  None of the other warrants issued pursuant to the Vision Note and Warrant Purchase Agreement were affected in connection with this prepayment to Vision and the Fort Mason Investors.

Of the $13,500,000 prepaid by Charys on February 28, 2007 and March 1, 2007, Vision received $10,000,000 and the Fort Mason Investors together received $3,500,000.  Vision and the Fort Mason Investors no longer hold any of the promissory notes issued pursuant to the Vision Note and Warrant Purchase Agreement.  Each of Vision and the Fort Mason Investors used the amounts prepaid to them to acquire Units sold in the Private Offering.

Gottbetter Convertible Debt Financing

On August 31, 2006, we closed a $20,000,000 financing, which was followed approximately two months later by a $1,000,000 tag-along financing, in the form of subordinated convertible notes (collectively, the “Gottbetter Notes”).  The aggregate principal amount of the Gottbetter Notes issued was $22,105,263, reflecting a 5% original issuance discount (such financing, the “Gottbetter Financing”).  The Gottbetter Notes were issued by us to a select group of new and existing institutional investors led by Gottbetter Capital Master, Ltd. (the “Investors”) and carried a 10% coupon rate and a 24-month term.  The Gottbetter Notes were convertible into our common stock at a conversion price of $2.25, which resulted in approximately 9,824,561 shares issuable upon conversion of all of the Gottbetter Notes.  Further, in connection with our Vision Financing, we entered into a side letter agreement with the Investors dated November 8, 2006, pursuant to which the Investors waived certain preemptive rights and consented to the Vision Financing, and pursuant to which we issued warrants to the Investors to acquire approximately 11,030,614 shares of our common stock with an exercise price of $2.25 per share.  We also granted registration rights with respect to the conversion shares and warrant shares that may be received by the Investors upon conversion of the Gottbetter Notes or exercise of their warrants.

The Investors received a senior security interest, which was subordinate only to existing security interests granted to banks and our other senior debt lenders, in substantially all of our assets and the assets of our subsidiaries.  We were required to make interest payments for the first nine months due on the Gottbetter Notes, after which payments of principal and interest were scheduled to begin.

Beginning on February 22, 2007, and using proceeds from the Private Offering, we redeemed all of the Gottbetter Notes with the exception of certain of the Gottbetter Notes in the aggregate principal amount of approximately $4.5 million.

New Stream Revolving Credit Facility - Ayin

On November 8, 2006, Ayin Tower Management entered into a Loan and Security Agreement with New Stream Commercial Finance, LLC providing for up to $14 million in revolving credit to Ayin Tower Management, which expires on November 8, 2008 (the “Loan Agreement”). The actual amount of credit available is subject to quarterly adjustments based upon a formula defined in the Loan Agreement. Advances made under the Loan Agreement may be used to refinance Ayin’s existing indebtedness or for transaction expenses, working capital and other general corporate purposes. Outstanding advances bear a floating interest rate of LIBOR plus 4.85%, as well as a monthly facility fee of 0.65%, and are secured by all assets of Ayin. In connection with the Loan Agreement, Charys entered into an agreement to pledge all of its capital stock in Ayin as collateral and issued New Stream a five-year warrant to purchase 600,000 shares of Charys’ common stock.

Jade Special Strategy Financing

On January 1, 2007, we issued a subordinated convertible note (“Jade Note”) to Jade Special Strategy, LLC (“Jade”) for $380,000. Principal and accrued interest at 4.0% are due December 31, 2007.  At the sole election of Jade, all or any portion of the Jade Note may be convertible into our common shares at a conversion price of $5.00 per share. This Jade Note was given in exchange for, and in cancellation of, a warrant held by Jade to purchase 250,000 shares of our common stock.

HarPos Bridge Financing

On January 8, 2007, we closed on a bridge loan for $800,000 with HarPos Funding, LLC (“HarPos Financing”). The principal and accrued interest of $184,200 are due on the earlier of April 8, 2007 or upon Charys obtaining permanent financing. In connection with this note, HarPos Financing was issued warrants for 250,000 common shares at a purchase price of $2.25 per share, expiring January 8, 2011. In addition, we executed consulting agreements with Mel Harris and Steven Posner, members of HarPos Financing, for which they each received 100,000 restricted common shares.

Financing Costs

Costs related to completed or in-progress non-acquisition financing activities are capitalized as financing costs. These costs are amortized to interest expense over the term of the related debt instrument. A substantial amount of the financing costs as of January 31, 2007 represent the amortized fair value of common stock warrants granted in association with various financing occurring during the 2007 fiscal year, which are being amortized over periods ranging from 12 to 36 months. The annual interest expense to be amortized relating to capitalize financing costs is as follows (amounts in thousands):

Fiscal Years Ending
April 30,
2007	$18,659
2008	60,364
2009	38,357
2010	12,810
2011	111
Thereafter	51
$130,352

6.  Commitments and Contingencies

Litigation and Claims

Dissenting Former CCI Shareholders. On April 18, 2005, as a result of the March 4, 2005 merger with CCI Telecom, Inc. (“CCI”), three former stockholders of CCI notified CCI of their intentions to pursue their rights as provided for under Nevada law demanding cash payment for their shares. The aggregate demand for cash payment by the three former stockholders is less than $250,000.  We believe the former stockholders claims are without merit and intend to defend against this claim.  The ultimate disposition and estimated loss exposure is not determinable at this time.

Litigation By Former Officers. We are in protracted litigation with two of our former officers, Benjamin Holcomb and Edward Acosta, resulting from Charys’ termination of their employment contracts in July 2005. The former officers are seeking a combined $580,000 in damages for breach of their employment contracts and compensation due by Charys. We believe these claims are without merit and intend to defend against them vigorously. As the litigation is in its early stages, estimated loss exposure, if any, is not determinable at this time and no effects of this contingency are included in the accompanying financial statements. As more fully described in the Company’s 2006 Annual Report, these former officers have filed a series of other lawsuits alleging various improper actions and financial reporting by Company management. The suits claim unspecified monetary damages. We believe these claims are also without merit and have not recorded any loss contingency in the accompanying consolidated financial statements.

Certified/LVI Environmental Services, Inc. et al vs. Crochet & Borel Services, Inc. and Charys.  On September 19, 2006, we were served with a demand for arbitration arising out of the following: In 2005, Plaintiffs entered into subcontracts with our subsidiary, C&B, for restoration, debris removal and abatement work for damages caused by Hurricanes Katrina, Rita and Wilma in Texas, Mississippi, Louisiana and Florida. Plaintiffs claim they are owed $12.6 million for work done pursuant to those subcontracts, and also claim we guaranteed payment of $5.6 million.  Plaintiffs have also filed suit in a Texas district court, asserting those same claims. We are challenging jurisdiction in Texas, and we dispute that Plaintiffs have any claim against us directly, including the alleged guaranty.  Pursuant to the agreement between C&B and Plaintiffs, C&B is not obligated to pay Plaintiffs until ten days after C&B receives payment.  Because C&B anticipates receiving the corresponding payment, the net financial impact of this litigation on us is not expected to be material.

Other Contingencies

Contingent Acquisition Liabilities. The terms of the purchase agreements relating to the acquisitions of CCI, C&B and LFC provide for additional (“earn-out”) consideration in cash or Charys common stock to the selling stockholders of these companies based on the companies achieving future financial performance targets as specified in the agreements. Under the CCI purchase agreement formula, the maximum amount of this earn-out liability is $5.4 million over fiscal years 2006 and 2007. No additional consideration has been earned by the former CCI stockholders to date. Earn-out liability for LFC is $11.2 million over fiscal years 2007 through 2009. During the third quarter of fiscal year 2007, LFC met certain defined performance targets, resulting in an additional consideration payment in the form of common stock valued at $546,000, which we recorded to goodwill. Under the C&B and Cotton purchase agreement formula as amended, the maximum amount of this earn-out liability is $65.0 million over fiscal years 2008 and 2009. No additional consideration has been earned by the former C&B stockholders to date. Under generally-accepted accounting principles, additional consideration resulting in future periods from these earn-out contingencies, if any, will be recorded to goodwill at the time the contingency is resolved. Accordingly, the accompanying consolidated financial statements do not include any potential effects of these contingencies, which could be material.

Acquisition “Make Whole” Contingencies. The C&B make-whole payments can be paid in cash or shares of our common stock at our option, subject to certain restrictions.  Our obligation to make these payments is subject to the combined companies’ achieving their consolidated earn-out target for the fiscal year ended April 30, 2008, subject to adjustment on the same basis as the earn-out payments. The Seller of C&B shall receive additional shares equal to the difference between $8.18 per share and the average price during the Determination Period, multiplied by the 8,008,000 shares and then divided by the market price of our common stock at the end of Determination Period.

Estimated Maximum Number of Shares that may be issued
25% below target	50% below target	75% below target
2,660,638	8,008,000	23,945,873

The Cotton make-whole payments can be paid in cash or shares of our common stock at our option, subject to certain restrictions. Our obligation to make these payments is subject to the combined companies' achieving their consolidated earn-out target for the fiscal year ended April 30, 2008, subject to adjustment on the same basis as the earn-out payments. The Seller of Cotton shall receive additional shares equal to the difference between $8.18 per share and the average price during the Determination Period, multiplied by the 1,955,532 shares and then divided by the market price of our common stock at the end of Determination Period.

Estimated Maximum Number of Shares that may be issued
25% below target	50% below target	75% below target
649,721	1,955,532	5,847,518

7.   Stockholders’ Equity

Common Shares Issued

During the three months ended January 31, 2007, we issued 1,995,152 shares of Charys’ common stock at an aggregate value of $4.6 million to consultants for services substantially related to our acquisition and financing activities, based on market prices at the time we incurred the related obligations, which range from $1.20 to $8.55. 1,047,249 shares of common stock at a market price of $2.64 for a total market value of $2.8 million were issued to the former stockholders of LFC relating to the acquisition of LFC. A further 206,931 common shares at a market value of $546,000 were issued to the former LFC owners as additional earn-out consideration due to the company meeting certain performance targets in accordance with the purchase agreement relating to that acquisition. Warrants for 630,499 common shares held by a financial institution were exercised at $0.35 per share.

Stock-Based Compensation

The Company has two employee stock option plans under which provides for compensatory grants of common stock options to employees, a non employee, directors and independent consultants stock incentive plan, and the Chief Executive Officer (“CEO”) has a right to purchase shares pursuant to a certain agreement dated May 25, 2004. The length of the option period under each employee stock option plan does not to exceed ten years, and the exercise price must be at least 85% of the market price of the Company’s common stock at the date of the grant. The two employee stock option plans provide for the issuance of up to 8,000,000 shares. There are 4,000,000 shares available under the non employee, directors and independent consultants stock incentive plan.  The CEO has the right to purchase up to 2,237,222. Transactions under the plan and agreement are summarized below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at April 30, 2006	4,482,057	0.58
Granted	453,417	5.68
Exercised	(123,222)	0.39
Forfeited	(97,006)	0.40
Outstanding at January 31, 2007	4,715,246	1.08
Exercisable at January 31, 2007	4,422,552	0.83
Remaining reserved for grant at January 31, 2007	1,366,583

During the three months ending January 31, 2007 and 2006, no stock options were granted to non-employee consultants. During the nine months ending January 31, 2007 and 2006, stock options granted to non-employee consultants were 25,000 and 0, respectively. The fair value and expense recognized for these options was $139,500 and $0 in the nine months ended January 31, 2007 and 2006, respectively.

Prior to February 1, 2006 we accounted for stock-based compensation to employees and directors in accordance with SFAS No. 123, “Accounting for Stock Based Compensation” which allows the continued use of the intrinsic value method provided under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in lieu of a fair value measurement. The intrinsic method provides for the recognition of stock option expense at the value in which the market price exceeds that of the exercise price at the time the options are exercisable. Had compensation cost for the Plan been determined on the fair value of the options on the grant date, our net income and earnings per share would have been as follows for the three and nine months ended January 31, 2006.

	Three Months Ended January 31,	Nine Months Ended January 31,
	2006	2006

Net earnings (loss) , as reported	$364,896	$1,303,972
Deduct:
Total stock based employee expense determined under fair value method for all awards, net of related tax effects	0	(10,529)
Proforma net earnings (loss)	$364,896	$1,293,443

Net (loss) earnings per share of common stock:
Basic - as reported	$0.03	$0.13
Basic - pro forma	$0.03	$0.13

Diluted - as reported	$0.03	$0.11
Diluted - pro forma	$0.03	$0.11

Effective February 1, 2006, we adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of February 1, 2006 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the three and nine months ended January 31, 2007 was $77,568 and $555,187, respectively.

During the three months ended January 31, 2007, we granted stock options to employees totaling 173,417 shares valued at $232,699. In calculating the impact for options granted during the current reporting period and prior reporting periods, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Expected volatility has been calculated based on the historical volatility of our common stock prior to the grant date.  The expected term represents the option exercise period. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated life of the option grant.

Common Stock Warrants

During the three months ended January 31, 2007, we issued warrants to purchase 42,017,471 shares of common stock to various financing institution and private parties in connection with acquisition and financing activities. Refer to Notes 4 and 5 for further details on these transactions. We used the Black-Scholes options pricing model for measuring the fair value of these warrants, resulting in a total recorded value of $99.3 million to financing costs. The warrant valuation variables for these warrants are expected volatility of 109%, expected term of five years, and risk free interest rate of 4.73%.

Earnings Per Share

The computation of basic and diluted earnings per share is as follows for the three and nine months ended January 31, 2007 and 2006.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Numerator:
Net (loss) earnings	$(32,635,616)	$364,896	$(67,705,149)	$1,303,972

Denominator:
Weighted average shares outstanding - basic	37,397,568	12,379,768	30,491,216	9,813,681

Effect of dilutive securities - common stock options, warrants,
convertible preferred stock	N/A	4,573,369	N/A	2,413,587
Weighted average shares outstanding - diluted	37,397,568	16,953,137	30,491,216	12,227,268

Net (loss) earnings per share of common stock:
Basic	$(0.87)	$0.03	$(2.22)	$0.13
Diluted	$(0.87)	$0.02	$(2.22)	$0.11

8.      Segment Reporting

We classify our operations into two main business lines: (1) remediation and reconstruction, and (2) wireless communications and data infrastructure. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2006 Annual Report. Summarized financial information by business segment for the three months and nine months ended January 31, 2007 and 2006 is presented below. All segment revenues were derived from external customers. No segment information for 2005 is depicted for Disaster Restoration and Remediation Services and Tower Services and Infrastructure Services. As more fully disclosed in the Company’s 2006 Annual Report, we had no operations in these business segments until our acquisitions of MIQ (Technology Implementation and Integration) on November 1, 2005, LFC (Tower Services and Infrastructure Services) on April 30, 2006 and C&B (Disaster Restoration and Remediation Services) on May 1, 2006. Viasys (included in Data and Communication Infrastructure) and MIQ (Technology Implementation and Integration) were acquired effective November 1, 2005 (amounts are stated in thousands).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net revenues:
Disaster Restoration and Remediation	$746	$-	$7,392	$-
Data and Communication Infrastructure	9,447	17,292	33,465	26,608
Tower Services and Infrastructure Services	1,878	-	6,826	-
Technology Implementation and Integration	2,434	3,600	6,955	3,600
Professional Administration Services	543	877	2,386	2,839
	$15,048	$21,769	$57,024	$33,047

Depreciation and amortization:
Disaster Restoration and Remediation	$1,273	$-	$3,207	$-
Data and Communication Infrastructure	396	204	1,434	445
Tower Services and Infrastructure Services	331	-	647	-
Technology Implementation and Integration	161	92	478	92
Professional Administration Services	8	8	32	24
	$2,169	$304	$5,798	$561

Income (Loss) from operations:
Disaster Restoration and Remediation	$(2,774)	$-	$(2,940)	$-
Data and Communication Infrastructure	(1,479)	943	(4,941)	1,236
Tower Services and Infrastructure Services	(267)	-	142	-
Technology Implementation and Integration	(239)	515	(716)	515
Professional Administration Services	(89)	-	(221)	(76)
	$(4,849)	$1,458	$(8,676)	$1,675

Interest expense:
Disaster Restoration and Remediation	$848	$-	$1,331	$-
Data and Communication Infrastructure	350	214	1,109	411
Tower Services and Infrastructure Services	168	-	491	-
Technology Implementation and Integration	59	23	184	23
Professional Administration Services	2	1	2	8
	$1,427	$238	$3,117	$442

Segment assets:
Disaster Restoration and Remediation	$192,276	$-	$192,276	$-
Data and Communication Infrastructure	30,905	38,579	30,905	38,579
Tower Services and Infrastructure Services	19,190	-	19,190	-
Technology Implementation and Integration	10,219	11,305	10,219	11,305
Professional Administration Services	371	669	371	699
	$252,961	$50,553	$252,961	$50,553

Goodwill:
Disaster Restoration and Remediation	$143,550	$-	$143,550	$-
Data and Communication Infrastructure	12,224	13,723	12,224	13,723
Tower Services and Infrastructure Services	3,601	-	3,601	-
Technology Implementation and Integration	3,087	6,635	3,087	6,635
Professional Administration Services	-	-	-	-
	$162,462	$20,358	$162,462	$20,358

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net revenues:
Total for reportable segments	$15,048	$21,769	$57,024	$33,047
Corporate	-	-	-	-
Total consolidated net revenues	$15,048	$21,769	$57,024	$33,047

Depreciation and amortization:
Total for reportable segments	$2,169	$304	$5,798	$561
Corporate	4	79	5	79
Total consolidated depreciation and amortization	$2,173	$383	$5,803	$640

Income (Loss) from operations:
Total for reportable segments	$(4,849)	$1,458	$(8,676)	$1,675
Corporate	(1,976)	(661)	(5,167)	(1,324)
Total consolidated loss from operations	$(6,825)	$797	$(13,843)	$351

Interest expense:
Total for reportable segments	$1,427	$238	$3,117	$442
Corporate	24,238	172	33,554	188
Total consolidated interest expense	$25,665	$410	$36,671	$630

Segment assets:
Total for reportable segments	$252,961	$50,553	$252,961	$50,553
Corporate	186,389	1,830	186,389	1,830
Total consolidated assets	$439,350	$52,383	$439,350	$52,383

Goodwill:
Total for reportable segments	$162,462	$20,358	$162,462	$20,358
Corporate	46,185	-	46,185	-
Total consolidated goodwill	$208,647	$20,358	$208,647	$20,358

9.   Related Party Transactions

•	A short-term loan of $50,000 made to the Company by a shareholder during the year ended April 30, 2005 was exchanged for 240,000 common shares on June 6, 2005.

•
A former customer of PRG was owned by an officer of PRG. Net revenues (net of payroll costs) attributable to this customer were $0 and $16,791 for the three months ended January 31, 2007 and 2006, and $0 and $95,696 for the nine months ended January 31, 2007 and 2006.

•
PRG has a month-to-month operating lease for its office space with a PRG officer, who was an owner of a predecessor company of PRG. Rent expense under the lease was $1,300 and $3,900 during the three months ended January 31, 2007 and 2006, and $10,040 and $11,700 for the nine months ended January 31, 2007 and 2006.

•
Principal and interest payments totaling of $0 and $40,500 during the three months ended January 31, 2007 and 2006, and $42,200 and $117,500 during the nine months ended January 31, 2007 and 2006 were made relating to the PRG acquisition note payable to Charys’ Chief Executive Officer.

•
On October 10, 2006, we entered into a secured note agreement with JED Family Trust c/o Imperium Partner Group in the amount of $500,000. The secured note was executed and guaranteed by Charys’s Chief Executive Officer.

•
On January 12, 2007, we executed a secured promissory note for $77.9 million in favor of Troy Crochet, the former shareholder and current president of C&B, relating to amounts owed to him under our purchase agreement to acquire C&B (see Note 4 – Crochet & Borel Services, Inc.).

•
During the three months ended January 31, 2007, we issued Ford Clark, the former shareholder and current president of LFC, a total of 1,254,180 common shares with a market value of $3,311,035 as consideration due under our purchase agreement to acquire LFC (see Note 7 – Common Shares Issued).

10.           Supplemental Cash Flow Information

Non-Cash Financing and Investing Activities – Nine Months Ended October January 31, 2006

•
A total of $310,224 in costs related to a new asset-based credit facility for CCI was capitalized, which included accrued expenses of $182,490 and a common stock warrant valued at $45,027. The cash portion of this transaction was $82,707, and is included in the accompanying statement of cash flows for the nine months ended January 31, 2006.

•
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

•	A $50,000 short-term loan was exchanged for common stock.

•	Equipment valued at $9,971was purchased via a capital lease obligation.

•
We sold all the common stock of a subsidiary, Innovative Corporate Solutions, Inc. (“ICS”), issuing 40,000 shares of its common stock valued at $9,200 in exchange for transferring the net liabilities ICS to the buyer in the amount of $238,044.

•
The acquisition of VSI effective November 1, 2005 was a non-cash transaction, other than $276,869 in acquired cash, which is included in the accompanying consolidated statement of cash flows for the nine months ended January 31, 2006. We acquired $5.6 million in net assets and assumed $5.4 million in debt obligations in exchange for financing notes.

•
The acquisition of MIQ effective November 1, 2005 was a non-cash transaction, other than $86,477 in acquired cash, which is included in the accompanying consolidated statement of cash flows for the nine months ended January 31, 2006. We assumed $1.2 million in net liabilities in exchange for common shares and financing notes.

Non-Cash Financing and Investing Activities – Nine Months Ended January 31, 2007

•
The acquisition of C&B effective May 1, 2006 was substantially a non-cash transaction, in which $38.7 million of net assets, including cash of $1.2 million, were acquired by Charys paying $1 million in cash, issuing common stock and a promissory note to the seller, and incurring other contractual obligations to the seller.

•	The acquisition of DCS was a non-cash transaction, in which $440,000 of net liabilities were assumed by Charys incurring contractual obligations to issue stock and pay cash to the seller.

•	Common stock valued at $2 million was issued to settle an accrued acquisition expense.

•	Additional common stock consideration valued at $3.2 million was issued to the seller of MIQ, which we recorded to goodwill.

•
As was disclosed in the second quarter, we issued $3.0 million in common stock as part of the settlement of the Lumbermen lawsuit. The value of this stock, along with the $200,000 cash portion of the settlement, was recorded to Viasys goodwill, as this suit had represented an unreserved acquisition contingency.

•	Common stock warrants valued at $26.7 million were granted relating to the Series D redeemable preferred stock and new C&B revolving credit facility.

•	Common stock valued at $32.1 million was issued relating to the subsequent purchase agreement with Cotton Holdings 1, Inc. and related companies (Note 4 - Acquisitions).

•	$2.8 million in common stock was issued and $3.1 million in short-term obligations were incurred in exchange for cancellation of a $3.5 million Viasys acquisition note.

11.           Subsequent Events

Private Offering of Securities

On February 14, 2007, Charys entered into and closed a Unit Purchase Agreement (the “Unit Purchase Agreement”) with the initial purchaser thereunder (the “Initial Purchaser”) for the offering and sale of $175 million of securities in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  Charys also granted to the Initial Purchaser an option to purchase and sell an additional $26.25 million of the securities during the forty-five day period following February 14, 2007.

On February 16, 2007, Charys completed the $175 million private offering.  On March 6, 2007, the Initial Purchaser exercised its option to purchase and sell the additional $26.25 million of the securities, the completion of which occurred on March 8, 2007.

All of these securities were sold to qualified institutional buyers in separable Units (the “Units”), each consisting of $1,000 principal amount of 8.75% Senior Convertible Notes due February 16, 2012 (the “Notes”), Warrants to purchase 333,333 shares of Charys’ common stock at $4 per share (the “$4 Warrants”) and Warrants to purchase 333,333 shares of Charys’ common stock at $5 per share (the “$5 Warrants” and, together with the $4 Warrants, the “Warrants”), in each case, subject to adjustment under certain circumstances.  The Warrants expire on February 16, 2012.  The Notes are initially convertible into 444.444 shares of Charys’ common stock per $1,000 principal amount (reflecting an initial conversion price of $2.25 per share), and are provisionally redeemable by Charys after two years if Charys’ common stock reaches certain specified stock prices and certain other conditions are met.  A cash reserve covering the first two quarters of interest due under the Notes has been set aside out of the net proceeds of the private offering.

The number of shares of Charys’ common stock that may be acquired by a holder of Notes upon conversion of any such Notes is limited to the extent necessary to ensure that the total number of shares of Charys’ common stock beneficially owned by such holder and its affiliates (after giving effect to the conversion) will not exceed 4.99% (or such greater percentage up to a maximum of 9.99% as such holder may elect) of the total number of Charys’ then issued and outstanding shares of common stock.  Similarly, the number of shares of Charys’ common stock that may be acquired by a holder of Warrants upon exercise of any such Warrants is limited to the extent necessary to ensure that the total number of shares of Charys’ common stock beneficially owned by such holder and its affiliates (after giving effect to the exercise) will not exceed 4.99% (or such greater percentage up to a maximum of 9.99% as such holder may elect) of the total number of Charys’ then issued and outstanding shares of common stock.

Charys has agreed to file with the Securities and Exchange Commission (the “SEC”), within 60 days after February 16, 2007, a registration statement to cover resales of a portion of the Notes, the Warrants and the underlying common shares.  Charys has also agreed to use its best efforts to cause the registration statement to be declared effective by the SEC within 150 days after February 16, 2007.  If the resale registration statement is not effective within 180 days of February 16, 2007, or if it is not effective as to all of the Notes and underlying shares, the interest rate on the Notes not registered will be increased by 2% from the 181st day until the earlier of the date such Notes and underlying shares are registered or February 16, 2009, subject to certain exceptions.  However, these penalties will be waived to the extent that the registration statement does not become effective within the specified period of time or as to all of the Notes and underlying shares due to issues involving Rule 415 under the Securities Act.

The Notes and the Warrants are currently traded on the PORTAL Market or directly between qualified buyers.

The aggregate net proceeds of this private offering (the “Private Offering”) were used by Charys toward the payments due under the purchase agreements for the Cotton Companies, CTSI, MSAI and C&B, to refinance and/or pay off other indebtedness and for working capital and other general corporate purposes.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Information

Much of the discussion in this Item is “forward looking”.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Results of Operations

Three months ended January 31, 2007 (fiscal 2007) compared to the three months ended January 31, 2006 (fiscal 2006).

Comparison of consolidated results of operation.

	2007		2006		$ Change	% Change

Revenues	$15,047,705	100.0%	$21,769,487	100.0%	$(6,721,782)	(30.9)%

Gross profit	1,763,297	11.7%	4,050,331	18.6%	(2,287,034)	(56.5)%

Operating expenses	8,588,419	57.1%	3,253,702	14.9%	5,334,717	164.0%

Other income(expense)	(25,810,494)	(171.5)%	(431,733)	(2.0)%	(25,378,761)	5878.3%

Net earnings	$(32,635,616)	(216.9)%	$364,896	1.7%	$(33,000,512)	(9043.8)%

Net earnings per share:

Basic	$(0.87)		$0.03		$(0.90)	(3000.0)%

Diluted	$(0.87)		$0.02		$(0.89)	(4450.0)%

Revenues. Consolidated revenues decreased by $6,721,782 or 30.9% to $15,047,705 during the three months ended January 31, 2007 as compared to the same period in the prior year. The acquisition of C&B, LFC, and DCS during this period increased our consolidated revenues by $3,043,799 and partially offset the decline of $9,765,581 in the existing business. The following table presents our revenues by segment for the three months ended January 31, 2007 and 2006.

	2007		2006		$ Change	% Change

Disaster Restoration and Remediation Services	$745,670	5.0%	$-	0.0%	$745,670	N/A%

Technology Implementation and Integration Services	2,434,386	16.2%	3,599,583	16.5%	(1,165,197)	(32.4)%

Data & Communication Services	9,447,316	62.8%	17,293,016	79.4%	(7,845,700)	(45.4)%

Tower and Infrastructure Services	1,878,410	12.5%	-	0.0%	1,878,410	N/A %

Professional Administrative Services	541,923	3.6%	876,888	4.1%	(334,965)	(38.2)%

Total	$15,047,705	100.0%	$21,769,487	100.0%	$(6,721,782)	(30.9)%

Disaster Restoration and Remediation Services includes the revenues of C&B for the three months ended January 31, 2007. C&B was acquired effective May 1, 2006, consequently we did nor report any revenues for the prior year.

Technology Implementation and Integration Services revenues, which includes MIQ decreased by $1,165,197 or 32.4%, to $2,434,386. During the three months ended January 31, 2006 MIQ recognized revenues related to a $1.5 million sale of software and hardware.

Data and Communication Services revenues for the three months ended January 31, 2007 are from CCI, DCS, and Viasys.  The DCS acquisition was effective June 9, 2006, consequently we did not report any revenues for the prior year.  CCI and Viasys collectively reported a $8,265,420 or 47.8% decline in revenues during the three months ended January 31, 2007 as compared to the same period in the prior year. Generally the two factors that impacted the current quarter was the lack of hurricane cleanup work as compared to the prior year, along with significant reduction in billings generated under certain maintenance service agreements Viasys has with two customers.

Tower and Infrastructure Services revenues includes LFC and Ayin for the three months ended January 31, 2007.   LFC was acquired effective April 24, 2006 and Ayin was acquired effective July 11, 2006 and consequently we did report any revenues for the prior year.

Professional Administrative Services revenues, which includes PRG, decreased by $334,965 or 38.2%, to $541,923.

Cost of Revenues. Consolidated Cost of revenues decreased by $4,434,748 or 25.0% to $13,284,408 during the three months ended January 31, 2007 as compared to the same period in the prior year.

	2007		2006		$ Change	% Change

Disaster Restoration and Remediation Services	$1,193,318	9.0%	$-	0.0%	$1,193,318	N/A%

Technology Implementation and Integration Services	1,652,638	12.4%	2,456,154	13.9%	(803,516)	(32.7)%

Data & Communication Services	8,883,330	66.9%	14,668,567	82.8%	(5,785,237)	(39.4)%

Tower and Infrastructure Services	1,182,479	8.9%	-	0.0%	1,182,479	N/A %

Professional Administrative Services	372,643	2.8%	594,435	3.3%	(221,792)	(37.3)%

Total	$13,284,408	100.0%	$17,719,156	100.0%	$(4,434,748)	(25.0)%

The Disaster Restoration and Remediation Services, and Tower and Infrastructure Services, business where all acquired during the current fiscal year as previously described in the above section, consequently we reported no operating cost and/or expenses during the three months ended January 31, 2006.

Technology Implementation and Integration Services cost of revenues, which includes MIQ decreased by $803,516 or 32.7%, to $1,652,638. The decrease is due to nonreccurring cost of revenues related to the installation of software and hardware recognized during the three months ended January 31, 2006.

Professional Administrative Services cost of revenues, which includes PRG, decreased by $221,792 or 37.3%, to $372,643.

Gross Profit. Consolidated gross profit decreased by $2,287,034 or 56.5% to $1,763,297 during the three months ended January 31, 2007. The acquisition of C&B, LFC, and DCS during fiscal 2007 increased the Companies consolidated gross profit by $341,081 and partially off set a decline of $2,628,115 in the existing business gross profit. The factors directly effecting this decline are the factors described previously in the Revenue section.

Operating Expenses.  Consolidated operating expenses increased by $5,334,717 or 164.0% to $8,588,419 for the three months ended January 31, 2007 as compared to the same period in the prior year. The following table presents our operating expenses for the three months ended January 31, 2007 and 2006.

	2007		2006		$ Change	% Change

General and Administrative	$6,415,476	74.7%	$2,870,934	88.2%	$3,544,542	123.5%

Depreciation and amortization	2,172,943	25.3%	382,768	11.8%	1,790,175	467.7%

Total	$8,588,419	100.0%	$3,253,702	100.0%	$5,334,717	164.0%

General and administrative expenses increased by $3,544,542 or 123.5% to $6,415,476 for the three months ended January 31, 2007 as compared to the same period in the prior year. The increase in expenses is a result of the following:

•
Holding company expenses increased by $1,390,450 or 239.0% as a result of increased corporate activities related to acquisitions and financing for the three months ended January 31, 2007 as compared to the same period in the prior year.

•
The increased expenses are a direct result of the recently acquired companies, LFC, DCS, and C&B. General and administrative expenses generated by these companies totaled $1,714,336 or 48.4% of the period’s reported expense.

Depreciation and amortization increased by $1,790,175 or 467.7% to $2,172,943 for the three months ended January 31, 2007. The increased expenses are a direct result of the LFC, DCS, and C&B acquisitions. Depreciation and amortization expense generated by these recent acquired companies totaled $1,472,377 or 82.2% of the period’s reported expense.

Other Expense.  Consolidated other expense increased by $25,378,761 from an expense of $431,733 during the same period in the prior year to an expense of $25,810,494 for the three months ended January 31, 2007. The following table presents our other income for the three months ended January 31, 2007 and 2006.

	2007		2006		$ Change	% Change

Interest expense	$(25,665,284)	99.4%	$(410,063)	95.0%	$(25,255,221)	6158.9%

Investment Earnings (Loss)	(197,028)	0.8%	-	0.0%	(197,028)	N/A %

Gain (Loss) on sale of property	39,864	(0.2)%	6,260	(1.5)%	33,604	536.8%

Other income, net	11,954	0.0%	(27,930)	6.5%	39,884	(142.8)%

Total	$(25,810,494)	100.0%	$(431,733)	100.0%	$(25,378,761)	5878.3%

Interest expense increased by $25,255,221 or 6,158.9% to $25,665,284 for the three months ended January 31, 2007 as compared to the same period in the prior year. The increased expenses are a result of several factors:

•	Interest expense accrued and paid for the period increased 567.5% to $2,736,979 as compared to the previous year.

•	Also included in interest expense are redemption premiums totaling $526,316 paid to two lenders at the date the indebtedness was redeemed as provided for in the Security Purchase Agreements.

•
Also included in interest expense is the amortization of the recorded value of the  common stock warrants issued to certain lenders totaling $19,258,331. The valuation of the common stock warrants is more fully described in Note 7 to the financial statements included in this filing.

•	Also included in interest expense is the amortization of financing costs totaling $2,890,480.

•	Also included in interest expense is the cost of accrued dividends related to the Series D preferred stock in the amount of $253,178.

Investment loss was $197,028 for the three months ended January 31, 2007. On September 8, 2006, we executed an agreement to acquire the Cotton Companies (”Cotton”) in the form of cash, promissory notes and shares of our common stock, with allowances for various adjustments.  The original closing date for the purchase was to be September 22, 2006 for the entire interest of the Cotton Companies.  However, by mutual agreement, the original purchase agreement was amended and restated whereby, on December 8, 2006, we acquired a minority interests of 40% in each of the Cotton Companies. The Cotton Companies generated a net loss for the two months December and January of $492,570 from which we incurred a loss of $197,028 for the three months ended January 31, 2007. The Cotton transaction  is more fully described in Note 4 to the financial statements included in this filing.

Net Income. As a result of the factors described above, net loss for the three months ended January 31, 2007 was $32,635,616 as compared to net income of $364,896 for the three months ended January 31, 2006.

Net loss per the weighted average common share on 37.4 million basic and dilutive shares was $0.87 for the three months ended January 31, 2007. Net earnings per common share based on 12.4 million weighted average basic shares was $0.03 and on 17.0 million weighted average diluted shares was $0.02 for  the three months ended January 31, 2006.

Nine months ended January 31, 2007 (fiscal 2007) compared to the nine months ended January 31, 2006 (fiscal 2006).

Comparison of consolidated results of operation.

	2007		2006		$ Change	% Change

Revenues	$57,023,579	100.0%	$33,046,927	100.0%	$23,976,652	72.6%

Gross profit	11,029,893	19.3%	6,539,954	19.8%	4,489,939	68.7%

Operating expenses	24,872,816	43.6%	6,188,768	18.7%	18,684,048	301.9%

Other income(expense)	(53,862,226)	(94.5)%	952,786	2.9%	(54,815,012)	(5753.1)%

Net earnings	$(67,705,149)	(118.7)%	$1,303,972	3.9%	$(69,009,121)	(5292.2)%

Net earnings per share:

Basic	$(2.22)		$0.13		$(2.35)	(1807.7)%

Diluted	$(2.22)		$0.11		$(2.33)	(2118.2)%

Revenues. Consolidated revenues increased by $23,976,652 or 72.6% to $57,023,579 during the nine months ended January 31, 2007 as compared to the same period in the prior year due mainly to the acquisition of C&B, LFC, and DCS. During this period the recently acquired business increased our consolidated revenues by $15,753,711 while the existing business revenues increased by $8,222,941. The following table presents our revenues by segment of the nine months ended January 31, 2007 and 2006.

	2007		2006		$ Change	% Change

Disaster Restoration and Remediation Services	$7,392,442	13.0%	$-	0.0%	$7,392,442	N/A%

Technology Implementation and Integration Services	6,955,156	12.2%	3,599,583	10.9%	3,355,573	93.2%

Data & Communication Services	33,465,330	58.7%	26,608,285	80.5%	6,857,045	25.8%

Tower and Infrastructure Services	6,825,520	12.0%	-	0.0%	6,825,520	N/A %

Professional Administrative Services	2,385,131	4.1%	2,839,059	8.6%	(453,928)	(16.0)%

Total	$57,023,579	100.0%	$33,046,927	100.0%	$23,976,652	72.6%

The Disaster Restoration and Remediation Services, and Tower and Infrastructure Services, business where all acquired during the current fiscal year as previously described, consequently we reported no revenues during the nine months ended January 31, 2006.

Technology Implementation and Integration Services revenues, which includes MIQ, increased by $3,355,573 or 93.2%, to $6,955,156. The MIQ acquisition was effective November 1, 2005. The prior year revenues include only the three months from the effective date through January 31, 2006.

Data and Communication Services revenues for the nine months ended January 31, 2007 are from CCI, DCS, and Viasys.  The DCS acquisition was effective June 9, 2006 and the Viasys acquisition was effective on November 1, 2005. The prior year revenues related to DCS and Viasys only include revenues generated from the effective date of the acquisition through January 31, 2006.

Professional Administrative Services revenues, which includes PRG, decreased by $453,928 or 16.0%, to $2,385,131.

Cost of Revenues. Consolidated cost of revenues increased by $19,486,713 or 73.5% to $45,993,686 during the nine months ended January 31, 2007 as compared to the same period in the prior year due mainly to the acquisition of C&B, LFC, and DCS. The following table presents our revenues by segment of the nine months ended January 31, 2007 and 2006.

	2007		2006		$ Change	% Change

Disaster Restoration and Remediation Services	$4,083,228	8.9%	$-	0.0%	$4,083,228	N/A%

Technology Implementation and Integration Services	4,759,074	10.3%	2,456,154	9.3%	2,302,920	93.8%

Data & Communication Services	31,455,311	68.4%	22,048,874	83.2%	9,406,437	42.7%

Tower and Infrastructure Services	4,175,378	9.1%	-	0.0%	4,175,378	N/A %

Professional Administrative Services	1,520,695	3.3%	2,001,945	7.6%	(481,250)	(24.0)%

Total	$45,993,686	100.0%	$26,506,973	100.0%	$19,486,713	73.5%

The Disaster Restoration and Remediation Services, and Tower and Infrastructure Services, business where all acquired during the current fiscal year as previously described, and consequently we did not insure any cost and/or expenses during the nine months ended January 31, 2006

Technology Implementation and Integration Services cost of revenues, which includes MIQ. increased by $2,302,920 or 93.8%, to $4,759,074. The MIQ acquisition was effective November 1, 2005. The prior year cost of revenues include only the three months from the effective date through January 31, 2006.

Data and Communication Services cost of revenues for the nine months ended January 31, 2007 are from CCI, DCS, and Viasys.  The DCS acquisition was effective June 9, 2006 and the Viasys acquisition was effective on November 1, 2005. The prior year cost of revenues related to DCS and Viasys only include revenues generated from the effective date of the acquisition through January 31, 2006.

Professional Administrative Services cost of revenues, which includes PRG, decreased by $481,250 or 24.0%, to $1,520,695.

Gross Profit. Consolidated gross profit increased by $4,489,940 or 68.7% to $11,029,894 during the nine months ended January 31, 2007. The increase is due directly to the acquisitions of LFC, DCS, and C&B which collectively reported gross profits of $5,742,189.

Operating Expenses. Consolidated operating expenses increased by $18,684,048 or 301.9% to $24,872,816 for the nine months ended January 31, 2007 as compared to the same period in the prior year. The following table presents our operating expenses for the nine months ended January 31, 2007 and 2006.

	2007		2006		$ Change	% Change

General and Administrative	$19,069,964	76.7%	$5,548,319	89.7%	$13,521,645	243.7%

Depreciation and amortization	5,802,852	23.3%	640,449	10.3%	5,162,403	806.1%

Total	$24,872,816	100.0%	$6,188,768	100.0%	$18,684,048	301.9%

General and administrative expenses increased by $13,521,645 or 243.7% to $19,069,964 for the nine months ended January 31, 2007 as compared to the same period in the prior year. The increase in expenses is a result of the following:

•
Holding company expenses increased by $3,920,289 or 315.6% as a result of increased corporate activities related to acquisitions and financing for the nine months ended January 31, 2007 as compared to the same period in the prior year.

•
The increased expenses are a direct result of the recent acquired companies LFC, DCS, and C&B. General and administrative expenses generated by these companies totaled $5,324,429 or 39.4% of the periods reported expense.

Depreciation and amortization increased by $5,162,403 or 806.1% to $5,802,852 for the nine months  ended January 31, 2007. The increased expenses are a direct result of the LFC, DCS, and C&B. Depreciation and amortization expense generated by these recent acquired companies totaled $3,641,526 or 70.5% of the periods reported expense.

Other Expense.  Consolidated other expense increased by $54,815,012 from income of $952,786 the same period in the prior year to an expense of $53,862,226 for the nine months  ended January 31, 2007. The following table presents our other income for the nine months ended January 31, 2007 and 2006.

	2007		2006		$ Change	% Change

Gain on debt retirement	$-	0.0%	$1,495,626	157.0%	$(1,495,626)	(100.0)%

Loss on Impairment of goodwill	(17,157,767)	31.9%	-	0.0%	(17,157,767)	N/A %

Gain on sale of Discontinued Operations	-	0.0%	229,044	24.0%	(229,044)	(100.0)%

Interest expense	(36,670,717)	68.1%	(630,115)	(66.1)%	(36,040,602)	5719.7%

Investment Earnings (Loss)	(197,028)	0.4%	-	0.0%	(197,028)	N/A %

Gain (Loss) on sale of property	109,214	(0.2)%	18,068	1.9%	91,146	504.5%

Other income, net	54,072	(0.2)%	(159,837)	(16.8)%	213,909	(133.8)%

Total	$(53,862,226)	100.0%	$952,786	100.0%	$(54,815,012)	(5753.1)%

Gain on debt retirement in the amount of $1,495,626 during the nine months ended January 31, 2006 was a result of a transaction that closed on July 29, 2005 with Frost National Bank (“Frost Bank”) relating to the retirement of the credit facility in the amount of $1.55 million that was due August 1, 2005. The terms of the Agreement are more fully described in our 2005 Annual Report on Form 10-KSB. On July 29, 2005, Frost Bank released all debt security interests and liens relating to the credit line in consideration for the completion of the Agreement and having received from Charys a one-time cash payment of $2.5 million, a $300,000 promissory note from Charys in favor of Frost Bank, and 500,000 shares of Charys Series C preferred stock. The note bears interest at 12%, with accrued interest and principal which was due on August 28, 2006, and has been paid.  There were no such transactions during the nine months ended January 31, 2007.

Upon completion of the transaction with Frost Bank, we recorded the cancellation of the remaining $2.05 million balance of the Frost Bank credit obligation. We also recorded debt and costs associated with the debt retirement, including the $300,000 promissory note, a fair value of $110,000 for the preferred stock issued and $43,645 in expenses associated with the retirement transaction, resulting in a net gain on the term loan retirement of $1.6 million for the nine months ended January 31, 2006, as shown in the accompanying consolidated statement of operations.

In addition to the debt retirement consideration, we executed a $100,000 promissory note in favor of Frost Bank for unpaid interest and legal fees. The note bears interest at 12%, with accrued interest and principal which was due on January 27, 2006, and has been paid.

SFAS No. 142 requires us to review the recorded values of our goodwill for impairment on an annual basis. Goodwill arises from the purchase price exceeding the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions. We completed our annual evaluation during the second quarter of fiscal year 2007 and recorded an impairment charge of $17,157,767 in order to reduce the carrying value of goodwill to it’s respective fair market value.  The impairment charge consists of an impairment in the amount of $14,899,162 for VSI and an impairment in the amount of $2,258,605 for MIQ.

Gain on the sale of discontinued operations in the amount of $229,044 during the nine months ended January 31, 2006 was a result of the sale of Innovative Corporate Strategies, Inc. effective August 1, 2005.

Interest expense increased by $36,040,602 or 5719.7% to $36,670,717 for the nine months ended January 31, 2007 as compared to the same period in the prior year. The increased expenses are as a result of several factors:

•	Interest expense accrued and paid for the period increased 728.2% to $5,218,819 as compared to the previous year.

•	Also included in interest expense are redemption premiums totaling $1,696,103 paid to two lenders at the date the indebtedness was redeemed as provided in the Security Purchase Agreements.

•	Also included in interest expense is the amortization of the recorded value of the common stock issued to certain lenders totaling $24,582,780.

•	Also included in interest expense is the amortization of financing costs totaling $4,449,349.

•	Also included in interest expense is the cost of accrued dividends related to the Series D preferred stock in the amount of $723,667.

Investment loss was $197,028 for the nine months ended January 31, 2007. On September 8, 2006, we executed an agreement to acquire the Cotton Companies (”Cotton”) in the form of cash, promissory notes and shares of our common stock, with allowances for various adjustments.  The original closing date for the purchase was to be September 22, 2006 for the entire interest of the Cotton Companies.  However, by mutual agreement, the original purchase agreement was amended and restated whereby, on December 8, 2006, we acquired a minority interests of 40% in each of the Cotton Companies. The Cotton Companies generated a net loss for the two months December and January of $492,570 from which we incurred a loss of $197,028 for the three months ended January 31, 2007. The Cotton transaction  is more fully described in Note 4 to the financial statements included in this filing.

Net Income. As a result of the factors described above, net loss for the nine months ended January 31, 2007 was $67,705,149 as compared to net income of $1,303,972 for the nine months  ended January 31, 2006.

Net loss per weighted average common share on 30.5 million basic and dilutive shares was $2.22 for the nine months ended January 31, 2007. Net  earnings per common share on 9.8 million weighted average basic shares was  $0.13  and  on  12.2  million  diluted  shares was $0.11 for the nine months  ended January 31, 2006.

Liquidity and Capital Resources

The independent auditors’ report on our April 30, 2006 financial statements states that our recurring losses raise substantial doubt about our ability to continue as a going concern.  Our revenues are currently insufficient to cover our operating costs and expenses.  To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated, we will be required to raise additional capital from outside investors and/or bank or mezzanine lenders.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  There is no assurance that we will be successful in raising the funds required.  In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions.  Equity financing could result in additional dilution to our existing stockholders.

At January 31, 2007, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $44,236,430 as compared to a deficiency of $31,157,683 at April 30, 2006.  The increase in the working capital deficiency of $13,078,747 is a direct result of the increase in debt related to acquisitions.

During the nine months ended January 31, 2007, we increased our total debt outstanding to $143,210,669 from $25,924,223 at April 30, 2006.  The increase by $117,286,446 in debt is a result of the following:

•	The net increase in debt is a result of the acquisition of Cotton, C&B and DCS which increased total debt at the end of the period by $79,643,835, and

•	A net increase of $37,642,611 by all other subsidiaries at the end of the period.

At January 31, 2007, we had cash of $919,894 as compared $1,355,146 at April 30, 2006. The following explains the factors effecting the change in our cash balance:

Net Cash Used by Operating Activities.  Net cash provided by operating activities was $23,296,529 for the nine months ended January 31, 2007 as compared to net cash used of $2,442,658 for the same period in the prior year.

Net loss of $67,705,149 for the nine months ended January 31, 2007 was positively adjusted for the impact of non cash items including:  stock option expenses of $694,685, stock issued to pay interest of $52,000, a net $33,612,526 change in working capital, adjusted for $5,802,852 in amortization and depreciation expenses, a loss on investment in Cotton Companies of $197,028, the amortization of financing costs to interest of $33,554,170 and the loss on the impairment of goodwill of $17,157,767: offset by a net gain on the sale of property of $69,350.

Net Cash Provided by Investing Activities.  Net cash used in investing activities was $27,480,365 during the nine months ended January 31, 2007 as compared to net cash used in investing activities of $954,584 during the same period in the prior year.  The net use of cash was impacted by the purchase of assets (principally the 19 towers) for $7,150,267, the investment in Cotton Companies for $14 million and the increase on non-current assets in the amount of 8,822,766: offset by the net sale of property and equipment in the amount of $1,292,541 plus cash acquired principally in the C&B acquisition of $1,200,127.

Net Cash Provided by Financing Activities.  Net cash provided in financing activities was $3,748,584 during the nine months ended January 31, 2007 as compared to net cash provided of $3,588,959 during the same period during in the prior year.  The net use of cash was impacted by the net repayment of $8,676,544 in borrowings offset by a net reduction in capitalized costs of $265,191, the sale of preferred stock in the net amount of $11,916,860, the proceeds from the exercise of common stock warrants in the amount of $220,676 and the proceeds from the exercise of common stock options by employees in the amount of $22,401.

Recent Developments

Recent developments are as follows:

Resignation of Director

On February 5, 2007, we filed a Current Report on Form 8-K announcing that effective December 31, 2006 Catherine B. McKee resigned as one of our directors.  Ms. McKee’s resignation from our board was not due to any disagreement with Charys, but was made by Ms. McKee for personal reasons.

Private Offering of Securities

On February 14, 2007, Charys entered into and closed a Unit Purchase Agreement (the “Unit Purchase Agreement”) with the initial purchaser thereunder (the “Initial Purchaser”) for the offering and sale of $175 million of securities in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  Charys also granted to the Initial Purchaser an option to purchase and sell an additional $26.25 million of the securities during the forty-five day period following February 14, 2007.

On February 16, 2007, Charys completed the $175 million private offering.  On March 6, 2007, the Initial Purchaser exercised its option to purchase and sell the additional $26.25 million of the securities, the completion of which occurred on March 8, 2007.

All of these securities were sold to qualified institutional buyers in separable Units (the “Units”), each consisting of $1,000 principal amount of 8.75% Senior Convertible Notes due February 16, 2012 (the “Notes”), Warrants to purchase 333.333 shares of Charys’ common stock at $4 per share (the “$4 Warrants”) and Warrants to purchase 333.333 shares of Charys’ common stock at $5 per share (the “$5 Warrants” and, together with the $4 Warrants, the “Warrants”), in each case, subject to adjustment under certain circumstances.  The Warrants expire on February 16, 2012.  The Notes are initially convertible into 444.444 shares of Charys’ common stock per $1,000 principal amount (reflecting an initial conversion price of $2.25 per share), and are provisionally redeemable by Charys after two years if Charys’ common stock reaches certain specified stock prices and certain other conditions are met.  A cash reserve covering the first two quarters of interest due under the Notes has been set aside and escrowed out of the net proceeds of the private offering.

The number of shares of Charys’ common stock that may be acquired by a holder of Notes upon conversion of any such Notes is limited to the extent necessary to ensure that the total number of shares of Charys’ common stock beneficially owned by such holder and its affiliates (after giving effect to the conversion) will not exceed 4.99% (or such greater percentage up to a maximum of 9.99% as such holder may elect) of the total number of Charys’ then issued and outstanding shares of common stock.  Similarly, the number of shares of Charys’ common stock that may be acquired by a holder of Warrants upon exercise of any such Warrants is limited to the extent necessary to ensure that the total number of shares of Charys’ common stock beneficially owned by such holder and its affiliates (after giving effect to the exercise) will not exceed 4.99% (or such greater percentage up to a maximum of 9.99% as such holder may elect) of the total number of Charys’ then issued and outstanding shares of common stock.

Charys has agreed to file with the Securities and Exchange Commission (the “SEC”), within 60 days after February 16, 2007, a registration statement to cover resales of a portion of the Notes, the Warrants and the underlying common shares.  Charys has also agreed to use its best efforts to cause the registration statement to be declared effective by the SEC within 150 days after February 16, 2007.  If the resale registration statement is not effective within 180 days of February 16, 2007, or if it is not effective as to all of the Notes and underlying shares, the interest rate on the Notes not registered will be increased by 2% from the 181st day until the earlier of the date such Notes and underlying shares are registered or February 16, 2009, subject to certain exceptions.  However, these penalties will be waived to the extent that the registration statement does not become effective within the specified period of time or as to all of the Notes and underlying shares due to issues involving Rule 415 under the Securities Act.

The Notes and the Warrants are currently traded on the PORTAL Market or directly between qualified buyers.

The aggregate net proceeds of this private offering (the “Private Offering”) were used by Charys toward the payments due under the purchase agreements for the Cotton Companies, CTSI, MSAI and C&B, to refinance and/or pay off other indebtedness and for working capital and other general corporate purposes.

Acquisitions of Complete Tower Sources Inc. and Mitchell Site Acq., Inc.

On  June 20, 2006, Charys’ wholly-owned subsidiary, Ayin Holding Company, Inc. (“Ayin Holding”), executed stock purchase agreements with (“CTSI”) and  (“MSAI”) and the sole shareholders of each of CTSI and MSAI.  The CTSI stock purchase agreement provided that Ayin Holding would purchase 100% of the issued and outstanding capital stock of CTSI from its sole shareholder for $71 million, subject to certain adjustments and subsequently increased to $76 million, payable in cash and pursuant to promissory notes delivered by Charys.  The MSAI stock purchase agreement provided that Ayin Holding would purchase 100% of the issued and outstanding capital stock of MSAI from its sole shareholder for $27 million, subject to certain adjustments and subsequently increased to $29 million, payable in cash and stock and pursuant to promissory notes delivered by Charys.

The closing of the acquisition of each of CTSI and MSAI became effective as of August 15, 2006.  However, the capital stock of each of these entities was placed in escrow pending the satisfaction of specified remaining payments and obligations owed to the sellers of CTSI and MSAI.  These specified remaining payments and obligations were satisfied on February 21, 2007, using proceeds from the Private Offering and through the issuance to each of Lori H. Mitchell and Mathew B. Mitchell a senior convertible promissory note in the principle amount of $5,790,476 and $2,209,524 on the same terms as those that apply to the Units sold in the Private Offering. Upon such satisfaction of the remaining payments and obligations, the escrowed shares of CTSI and MSAI were thereupon released to Ayin Holding.

We concluded with the concurrence of our outside auditor that generally accepted accounting principals (“GAAP”) did not permit us to include the assets, liabilities and results of operations of CTSI and MSAI in our consolidated financial statements until the remaining payments and obligations owed to the sellers of CTSI and MSAI were satisfied as required to have the shares of capital stock of these entities released from escrow and delivered to Ayin.  The assets, liabilities and results of operations of CTSI and MSAI will be included in our consolidated financial statements beginning February 21, 2007.

Acquisitions of Cotton Holdings 1, Inc., Cotton Commercial USA, LP and Cotton Restoration of Central Texas, LP

As of September 1, 2006, a stock and limited partnership interest purchase agreement (the “Cotton Purchase Agreement”) was executed between Charys and the Cotton Companies and the holders of all of the issued and outstanding capital stock and partnership interests of the Cotton Companies (collectively, the “Cotton Sellers”).  The total consideration to be paid by Charys to the Cotton Sellers for the Cotton Companies was an amount up to $75 million, subject to certain adjustments, payable in cash and stock and pursuant to promissory notes delivered by Charys.

As amended and restated, the Cotton Purchase Agreement provided for the acquisition by Charys of the Cotton Companies to occur in two stages.  The first of the two closings (the “First Closing”) occurred on December 8, 2006, at which time Charys acquired 40% of the total equity interests in the Cotton Companies from the Cotton Sellers on a pro rata basis.  The second closing (the “Second Closing”) occurred on February 23, 2007, at which time Charys acquired the remaining 60% of the total equity interests in the Cotton Companies, using proceeds from the Private Offering and a Renewal Extension and Modification Agreement pursuant to which the balance due on the note in the amount of $10,000,000 delivered in connection with the First Closing was reduced to approximately $5,000,000.

We concluded with the concurrence of our outside auditor that GAAP did not permit us to include the assets, liabilities and results of operations of the Cotton Companies in our consolidated financial statements until we owned 100% of the equity interests in the Cotton Companies.  The assets, liabilities and results of operations of the Cotton Companies will be included in our consolidated financial statements beginning February 23, 2007.

New Stream Senior Secured Revolving Credit Facility

On March 6, 2007, CTSI entered into a Loan and Security Agreement (the “Loan Agreement”) with New Stream Commercial Finance, LLC (“New Stream”) providing for a revolving credit facility of up to $9 million that expires on May 31, 2007.  The actual amount of credit available under the Loan Agreement will be subject to adjustment primarily based upon the value of CTSI’s receivables.  Proceeds of the Loan Agreement may be used by CTSI to refinance existing indebtedness, for transaction expenses, for working capital and other general corporate purposes, and for certain other specified purposes.

Pursuant to the Loan Agreement, the outstanding advances made under the Loan Agreement bear interest at a floating rate equal to the greater of (i) 11% per annum and (ii) 2.75% per annum plus the greater of the Prime Rate and the Federal Funds Rate plus 50 basis points, payable in arrears on the first day of each calendar month.  During an event of default under the Loan Agreement, CTSI will be subject to an additional default rate of 2% or 4% per annum, depending upon the type of the default.  In addition, CTSI was required to pay at closing a commitment fee of $100,000 and a closing fee of $200,000 as well as an unused line fee, a collateral monitoring fee, audit fees and commissions.  Payment obligations under the Loan Agreement are secured by all of CTSI’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired.

Under the Loan Agreement, CTSI is subject to certain limitations, including limitations on its ability to (i) incur additional debt or sell assets, (ii) to make certain investments and acquisitions, (iii) to grant liens, (iv) and to pay dividends and distributions.  CTSI is also subject to financial covenants that include a minimum interest coverage ratio and a minimum net borrowing availability.  The Loan Agreement contains a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other contractual obligations, change of control, and noncompliance with covenants.  Upon the occurrence of an event of default, New Stream may terminate the entire facility and declare all amounts outstanding to be immediately due and payable.

In connection with and as a condition precedent to the closing of the Loan Agreement, Charys and Ayin Tower Management Services, Inc., one of our wholly-owned subsidiaries and the direct parent company of CTSI, delivered guarantees pursuant to which they have agreed to guarantee payment and performance of CTSI’s obligations under the Loan Agreement, and Charys paid to New Stream an underwriting fee of $75,000 and a closing fee of $75,000.

Vision Subordinated Convertible Debt

In order to finance the acquisition of the initial 40% interest in the Cotton Companies, as of December 4, 2006, Charys entered into a Note and Warrant Purchase Agreement (the “Vision Note and Warrant Purchase Agreement”) with various purchasers led by Vision Opportunity Master Fund, Ltd. (“Vision”) and issued notes for $14.5 million (such financing, the “Vision Financing”).  The subordinated convertible promissory notes sold in the Vision Financing interest at a rate of 8% per annum and are convertible into shares of Charys’ common stock based on an initial conversion price of $2.25 per share.  For no additional consideration, each of the purchasers was also issued:  (i) Series A Warrants expiring on December 4, 2011 to purchase at an exercise price of $4.00 per share the number of shares of Charys’ common stock equal to 75% of the number of conversion shares (as defined in Vision Note and Warrant Purchase Agreement) issuable upon conversion of the notes purchased by each purchaser; (ii) Series B Warrants expiring on December 4, 2011 to purchase at an exercise price of $5.00 per share the number of shares of Charys’ common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser; (iii) Series J Warrants expiring on September 7, 2007 to purchase at an exercise price of $3.25 per share the number of shares of Charys’ common stock equal to 100% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser; (iv) Series C Warrants expiring on December 4, 2011 to purchase at an exercise price of $4.00 per share the number of shares of Charys’ common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser; and (v) Series D Warrants expiring on December 4, 2011 to purchase at an exercise price of $5.00 per share the number of shares of Charys’ common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser.  However, each of the purchasers was only issued Series J Warrants, Series C Warrants and Series D Warrants if such purchaser’s aggregate investment in Charys was equal to or greater than $10 million (including only such purchaser’s investment in the Vision Financing plus such purchaser’s investment in the Gottbetter Financing described below).  Further, a holder of Series C Warrants and Series D Warrants may not exercise such warrants unless such purchaser has first exercised its Series J Warrants.  A holder’s Series C Warrants and Series D Warrants will become exercisable as to a number of shares of common stock equal to 75% of the number of shares of common stock acquired by that holder through the exercise of its Series J Warrants.

Prior to February 28, 2007, the outstanding balance under the Vision Note and Warrant Purchase Agreement was approximately $14,450,000, which was due and payable by December 4, 2009.  On February 28, 2007 and March 1, 2007, Charys prepaid a total of $13,500,000 of the outstanding balance due Vision, Fort Mason Master, LP (“Fort Mason Master”) and Fort Mason Partners LP (“Fort Mason Partners” and, together with Fort Mason Master, the “Fort Mason Investors”), using proceeds from the Private Offering.  Upon the occurrence of such prepayments the following changes were made to the warrants held by Vision and the Fort Mason Investors:  (i) their Series B Warrants were cancelled; (ii) their Series A Warrants were amended to reduce the exercise price of such warrants to $2.50 per share; and (iii) their Series J Warrants were amended to reduce the exercise price of such warrants to $2.40 per share.  None of the other warrants issued pursuant to the Vision Note and Warrant Purchase Agreement were affected in connection with this prepayment to Vision and the Fort Mason Investors.

Of the $13,500,000 prepaid by Charys on February 28, 2007 and March 1, 2007, Vision received $10,000,000 and the Fort Mason Investors together received $3,500,000.  Vision and the Fort Mason Investors no longer hold any of the promissory notes issued pursuant to the Vision Note and Warrant Purchase Agreement.  Each of Vision and the Fort Mason Investors used the amounts prepaid to them to acquire Units sold in the Private Offering.

Gottbetter Capital Subordinated Convertible Debt

On August 31, 2006, we closed a $20,000,000 financing, which was followed approximately two months later by a $1,000,000 tag-along financing, in the form of subordinated convertible notes (collectively, the “Gottbetter Notes”).  The aggregate principal amount of the Gottbetter Notes issued was $22,105,263, reflecting a 5% original issuance discount (such financing, the “Gottbetter Financing”).  The Gottbetter Notes were issued by us to a select group of new and existing institutional investors led by Gottbetter Capital Master, Ltd. (the “Investors”) and carried a 10% coupon rate and a 24-month term.  The Gottbetter Notes were convertible into our common stock at a conversion price of $2.25, which resulted in approximately 9,824,561 shares issuable upon conversion of all of the Gottbetter Notes.  Further, in connection with our Vision Financing, we entered into a side letter agreement with the Investors dated November 8, 2006, pursuant to which the Investors waived certain preemptive rights and consented to the Vision Financing, and pursuant to which we issued warrants to the Investors to acquire approximately 11,030,614 shares of our common stock with an exercise price of $2.25 per share.  We also granted registration rights with respect to the conversion shares and warrant shares that may be received by the Investors upon conversion of the Gottbetter Notes or exercise of their warrants.

The Investors received a senior security interest, which was subordinate only to existing security interests granted to banks and our other senior debt lenders, in substantially all of our assets and the assets of our subsidiaries.  We were required to make interest payments for the first nine months due on the Gottbetter Notes, after which payments of principal and interest were scheduled to begin.

Beginning on February 22, 2007, and using proceeds from the Private Offering, we redeemed all of the Gottbetter Notes with the exception of certain of the Gottbetter Notes in the aggregate principal amount of approximately $4.5 million.

Commitments and Contractual Obligations

Other Contingent Payments.  We have entered into certain earn-out agreements as part of the consideration in each of the acquisitions to date.  As of January 31, 2007, the maximum earn-out payable is $76.2 million payable over the next two years should each of the companies achieve the maximum results as provided for in the earn-out agreements.

Capital Expenditures Commitments. As of January 31, 2007 Charys does not have any material capital expenditures commitments.

Make Whole Provision.  The C&B make-whole payments can be paid in cash or shares of our common stock at our option, subject to certain restrictions.  Our obligation to make these payments is subject to the combined companies’ achieving their consolidated earn-out target for the fiscal year ended April 30, 2008, subject to adjustment on the same basis as the earn-out payments. The Seller of C&B shall receive additional shares equal to the difference between $8.18 per share and the average price during the Determination Period, multiplied by the 8,008,000 shares and then divided by the market price of our common stock at the end of Determination Period.

Estimated Maximum Number of Shares that may be issued
25% below target	50% below target	75% below target
2,660,638	8,008,000	23,945,873

The Cotton make-whole payments can be paid in cash or shares of our common stock at our option, subject to certain restrictions. Our obligation to make these payments is subject to the combined companies' achieving their consolidated earn-out target for the fiscal year ended April 30, 2008, subject to adjustment on the same basis as the earn-out payments. The Seller of Cotton shall receive additional shares equal to the difference between $8.18 per share and the average price during the Determination Period, multiplied by the 1,955,532 shares and then divided by the market price of our common stock at the end of Determination Period.

Estimated Maximum Number of Shares that may be issued
25% below target	50% below target	75% below target
649,721	1,955,532	5,847,518

Capital Commitments.  As of January 31, 2007 our capital requirements, particularly as they relate to our desire to expand through acquisitions, have been and will continue to be significant.  Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs.  It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities.  We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners.  There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all.  Any such additional financing may result in significant dilution to existing stockholders.  If adequate funds are not available we may be required to curtail one or more of our future acquisition programs.

We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives.  In order for us to continue our operations, we will require additional funds over the next twelve months.  While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations.  Additional financing may not be available on terms favorable to us, or at all.  If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities.  Our ability to obtain such additional financing and to achieve our operating goals is uncertain.  In the event that we do not obtain additional capital or are not able to increase cash flow through the increase in revenues, there is a substantial doubt of our being able to continue as a going concern.

Quantitative and Qualitative Disclosure about Market Risk

We believe that we do not have any material exposure to interest or commodity risks.  We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, trade policies and other external factors over which we have no control.

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

As discussed by our accountants in the audited financial statements included in Item 7 of our April 30, 2006 Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.  We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders.  As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR APRIL 30, 2006 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT’S ABILITY TO DEVELOP PROFITABLE OPERATIONS.  THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Off-Balance Sheet Arrangement

None.

Item 3.                      Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls Over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

Holcomb and Acosta Matters.  We are engaged in protracted litigation with our former president, Benjamin F. Holcomb, and our former vice president of business development, Edward K. Acosta, which is currently pending in the Superior Court of Fulton County, Georgia.  Both of these actions have been previously reported in our other reports.  We believe that these matters are without merit and are defending them vigorously.  A tentative trial date in the Holcombe litigation has been set for June 4, 2007; however, a request to adjourn that trial date, so that discovery can be completed first, presently is pending before the court.  A tentative trial date for the Acosta litigation has also has been set for June 4, 2007; however, a request to adjourn that trial date presently is pending before the court so that discovery can be completed first.

Holcomb “Receivership” Litigation.  On February 13, 2006, Mr. Holcomb filed suit against our chief executive officer, Mr. Ray, in the Superior Court of Fulton County Georgia seeking the appointment of a receiver to take possession of 1,000,000 shares of our Series A Preferred Stock currently held by Mr. Ray and his wife, which the suit alleges Mr. Ray pledged in connection with certain of our transactions without the consent of Mr. Holcomb.  This litigation has likewise been previously reported in our other reports.  This litigation is currently in discovery.  A tentative trial date has been set for June 4, 2007; however, a request to adjourn that trial date presently is pending before the court so that discovery can be completed first.

Charys’ subsidiary, Viasys Services, Inc. (“VSI”), which we acquired in November 2005, was a defendant in two separate lawsuits (one of which also joined Charys as a defendant), both of which arose out of a dispute over fees for legal representation of VSI prior to the acquisition and relate to work done chiefly by one attorney who worked first for the law firm of Stites & Harbison LLC (S&H”) and who then left to work at the law firm of Troutman Sanders LLP.  At the time of the acquisition there was outstanding litigation against Viasys, and S&H was the law firm handling Viasys’ litigation until the primary S&H counsel on the case departed for Troutman Sanders in the spring of 2005.  Both firms filed suit against VSI in the Superior Court of Fulton County, Georgia alleging non payment of approximately $1,000,000 in the aggregate.  The suits were denominated Stites & Harbison, PLLC v. Viasys Services, Inc., Civil Action File No. 2006CV112997 (the “Stites Litigation”) and Troutman Sanders LLP v. Viasys Services, Inc. and Charys Holding Co., Inc., Civil Action File No. 2006CV118343 (the “Troutman Litigation”).  The Troutman Litigation has been settled pursuant to a Settlement and Release agreement pursuant to which we agreed to pay $475,000 in our common stock.  In the event that the shares are sold for a sum less than net $475,000, Charys will promptly make up the difference between net $475,000 and the amount received through the sale of the shares.  The Stites Litigation has been settled pursuant to a Settlement and Release agreement pursuant to which we agreed to pay $275,000 in our common stock.  In the event that the shares are sold for a sum less than net $275,000, Charys will promptly make up the difference between net $275,000 and the amount received through the sale of the shares.

LVI Environmental Services vs. Crochet & Borel Services Inc and Charys.  On September 19, 2006, Charys was served with a demand for arbitration arising out of the following: in 2005, Plaintiff entered into contracts with C&B for construction projects in Texas, Mississippi, Louisiana and Florida for restoration, debris removal and abatement work from hurricanes and claim they are owed $12,619,558.33 and the arbitration demand claims Charys guaranteed payment of $5,619,558.33.  This matter has previously been reported in our other reports.  The arbitration demand indicates that Plaintiff’s have filed suit in District Court of Jefferson County Texas.  Pursuant to the agreement between C&B and plaintiffs, C&B is not obligated to pay plaintiffs until ten days after C&B receives payment.  Because C&B anticipates receiving the corresponding payment, the net financial impact of this litigation on us is not expected to be material.  Charys has challenged the jurisdiction of the Texas Court and the parties have agreed that Charys will not be made a party to the arbitration until that jurisdictional challenge is resolved by the Court.  The parties are proceeding with discovery in connection with Charys’ jurisdictional challenge and a hearing has not yet been scheduled in that jurisdictional challenge.  The arbitration is proceeding against C&B, and the parties and the American Arbitration Association (“AAA”) are in the process of selecting arbitrators.  C&B intends to move to stay the arbitration based on a contract clause that delays C&B’s obligation to pay until 10 days after C&B receives payment.  No hearings or other deadlines have been scheduled in the arbitration as of yet.

  Pursuant to the agreement between C&B and plaintiffs, C&B is not obligated to pay plaintiffs until ten days after C&B receives payment.  Because C&B anticipates receiving the corresponding payment, the net financial impact of this litigation on us is not expected to be material.  Charys has challenged the jurisdiction of the Texas Court and the parties have agreed that Charys will not be made a party to the arbitration until that jurisdictional challenge is resolved by the Court.  The parties are proceeding with discovery in connection with Charys’s jurisdictional challenge and a hearing has not yet been scheduled in that jurisdictional challenge.  The arbitration is proceeding against C&B, and the parties and the American Arbitration Association (“AAA”) are in the process of selecting arbitrators.  C&B intends to move to stay the arbitration based on a contract clause that delays C&B’s obligation to pay until 10 days after C&B receives payment.  No hearings or other deadlines have been scheduled in the arbitration as of yet.

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

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

Exhibit No.	Identification of Exhibit
10.1**	Stock Purchase Warrant dated November 8, 2006, to purchase 600,000 shares of common stock, filed as Exhibit 4.1 to Form 8-K on November 17, 2006, Commission file number 000-18292.
10.2**
Loan and Security Agreement, dated November 8, 2006, by and between New Stream Commercial Finance, LLC, and Ayin Tower Management Services, Inc, filed as Exhibit 10.1 to Form 8-K on November 17, 2006, Commission file number 000-18292.

10.3**
Stock Pledge, Hypothecation and Security Agreement, dated November 8, 2006, by and between Ayin Holding Company, Inc. and New Stream Commercial Finance, LLC, filed as Exhibit 10.2 to Form 8-K on November 17, 2006, Commission file number 000-18292.

10.4**
$14,000,000 Revolving Credit Note, dated November 8, 2006, by and between Ayin Tower Management Services, Inc. and New Stream Commercial Finance, LLC, filed as Exhibit 10.3 to Form 8-K on November 17, 2006, Commission file number 000-18292.

10.5**	Press Release dated November 17, 2006, filed as Exhibit 99.1 to Form 8-K on November 17, 2006, Commission file number 000-18292.
10.6**
Letter Agreement, dated October 27, 2006, by and among Ayin Holding Company, Inc., Charys Holding Company, Mitchell Site Acq., Inc., Complete Tower Sources, Inc. and the Mitchells, filed as Exhibit 10.1 to an Amendment on Form 8-K on November 17, 2006, Commission file number 000-18292.

10.7**	$42,955,852 Promissory Note issued to Lori H. Mitchell, dated October 20, 2006, filed as Exhibit 10.2 to an Amendment on Form 8-K on November 17, 2006, Commission file number 000-18292.
10.8**	$14,200,000 Promissory Note issued to Lori H. Mitchell, dated October 20, 2006, filed as Exhibit 10.3 to an Amendment on Form 8-K on November 17, 2006, Commission file number 000-18292.

10.9**	$20,812,500 Closing Promissory Note issued to Matthew B. Mitchell, dated October 20, 2006, filed as Exhibit 10.4 to an Amendment on Form 8-K on November 17, 2006, Commission file number 000-18292.
10.10**
Stock Purchase Agreement Promissory Note issued to Matthew B. Mitchell, in the amount of $2,700,000, dated October 20, 2006, filed as Exhibit 10.5 to an Amendment on Form 8-K on November 17, 2006, Commission file number 000-18292.

10.11**
Goodwill Purchase Agreement Promissory Note issued to Matthew B. Mitchell, in the amount of $2,700,000, dated October 20, 2006, filed as Exhibit 10.6 to an Amendment on Form 8-K on November 17, 2006, Commission file number 000-18292.

10.12**
Mutual Release and Settlement Agreement, dated as of September 29, 2006, between Charys Holding Company, Inc., Viasys Network Services, Inc. and Viasys Services, Inc. and New Viasys Holdings LLC, filed as Exhibit 10.1 to Form 8-K on November 29, 2006, Commission file number 000-18292.

10.13**
Letter Agreement, dated November 24, 2006, by and among Ayin Holding Company Inc., Charys Holding Company, Inc., Complete Tower Sources, Inc., Mitchell Site Acq., Inc., Lori H. Mitchell and Matthew B. Mitchell, and the Whitney National Bank, as escrow agent, filed as Exhibit 10.1 to an Amendment on Form 8-K on December 7, 2006, Commission file number 000-18292.

10.14**
Letter Agreement, dated December 1, 2006, by and among Ayin Holding Company Inc., Charys Holding Company, Inc., Complete Tower Sources, Inc., Mitchell Site Acq., Inc., Lori H. Mitchell and Matthew B. Mitchell, and the Whitney National Bank, as escrow agent, filed as Exhibit 10.2 to an Amendment on Form 8-K on December 7, 2006, Commission file number 000-18292.

10.15**
Amended and Restated Stock and Limited Partnership Interest Purchase Agreement made and entered into as of December 8, 2006, by and among Charys Holding Company, Inc., Cotton Holdings 1, Inc., a Delaware corporation (the "Cotton Holdings"), Cotton Commercial USA, LP, a Texas limited partnership ("Cotton Commercial"), Cotton Restoration of Central Texas, LP, a Texas limited partnership ("Cotton Restoration"), Bryan Michalsky, James Scaife, Randall Thompson, Daryn Ebrecht and Peter Bell (collectively, the "Cotton Holdings Sellers"), Blake Stansell (a/k/a Frank Blakely Stansell) and Chad Weigman (collectively, the "Cotton Commercial Sellers") and Johnny Slaughter and Russell White (collectively, the "Cotton Restoration Sellers" and, together with the Cotton Holdings Sellers and Cotton Commercial Sellers, the "Sellers"). The parties were joined by C&B / Cotton
Holdings, Inc., a Delaware corporation ("Acquisition Subsidiary"), and Crochet & Borel Services, Inc., a Texas corporation ("Crochet & Borel"), both of which are wholly owned subsidiaries of the Registrant, filed as Exhibit 10.1 to an Amendment on Form 8-K on December 14, 2006, Commission file number 000-18292.

10.16**
Note and Warrant Purchase Agreement dated as of December 4, 2006 by and among Charys Holding Company, Inc. and each of the purchasers of the subordinated convertible promissory notes of the Registrant whose names are set forth on Exhibit A attached to the Note and Warrant Purchase Agreement, filed as Exhibit 10.2 to an Amendment on Form 8-K on December 14, 2006, Commission file number 000-18292.

10.17**
Intercreditor Letter Agreement Between New Stream Commercial Finance, LLC and Gottbetter Capital Finance, LLC, dated December 8, 2006, filed as Exhibit 10.3 to an Amendment on Form 8-K on December 14, 2006, Commission file number 000-18292.

10.18**
Press Release dated December 11, 2006, announcing the First Closing of the Purchase Agreement relating to Cotton Holdings 1, Inc., a Delaware corporation (the "Cotton Holdings"), Cotton Commercial USA, LP, a Texas limited partnership ("Cotton Commercial"), Cotton Restoration of Central Texas, LP, a Texas limited partnership ("Cotton Restoration"), filed as Exhibit 99.1 to an Amendment on Form 8-K on December 14, 2006, Commission file number 000-18292.

10.19**
Letter Agreement, dated December 14, 2006, by and among Ayin Holding Company Inc., Charys Holding Company, Inc., Complete Tower Sources, Inc., Mitchell Site Acq., Inc., Lori H. Mitchell and Matthew B. Mitchell, and the Whitney National Bank, as escrow agent, filed as Exhibit 10.1 to Form 8-K on January 5, 2007, Commission file number 000-18292.

10.20**
Letter Agreement dated August 17, 2006 between Charys Holding Company, Inc., Crochet & Borel Services, Inc., and Troy Crochet with respect to extension of the due date on the Seller Note and the due date on the payment of the Adjusted Balance of the Purchase Price, filed as Exhibit 10.1 to an Amendment on Form 8-K on January 17, 2007, Commission file number 000-18292.

10.21**
Letter Agreement dated October 31, 2006 between Charys Holding Company, Inc., Crochet & Borel Services, Inc., and Troy Crochet with respect to the timing of payments and the Final Statement of Net Worth, filed as Exhibit 10.2 to an Amendment on Form 8-K on January 17, 2007, Commission file number 000-18292.

10.22**
Amendment to Purchase Agreement made and entered into as of November 30, 2006, by and among Charys Holding Company, Inc., Crochet & Borel Services, Inc., and Troy Crochet, filed as Exhibit 10.3 to an Amendment on Form 8-K on January 17, 2007, Commission file number 000-18292.

10.23**
Renewal Promissory Note, dated November 30, 2006, whereby Charys Holding Company, Inc. promises to pay to the order of Troy D. Crochet an amount equal to $77,932,514.15, filed as Exhibit 10.4 to an Amendment on Form 8-K on January 17, 2007, Commission file number 000-18292.

10.24**
Security Agreement, dated January 12, 2007, made by Charys Holding Company, Inc., C&B Holdings, Inc., Crochet & Borel Services, Inc., and Ayin Holding Company, Inc., in favor of Troy D. Crochet, filed as Exhibit 10.5 to an Amendment on Form 8-K on January 17, 2007, Commission file number 000-18292.

10.25**
Resignation Letter Agreement, effective December 31, 2006, from Catherine B. McKee to Billy V. Ray, Jr. and H. Alec McLarty of Charys Holding Company, Inc., filed as Exhibit 99.1 to Form 8-K on February 6, 2007, Commission file number 000-18292.

10.26**	Unit Purchase Agreement dated February 14, 2006, between Charys Holding Company, Inc. and the Initial Purchaser, filed as Exhibit 10.1 to Form 8-K on March 1, 2007, Commission file number 000-18292.
10.27**
Indenture dated February 16, 2007, between Charys Holding Company, Inc., the guarantors signatory thereto and The Bank of New York Corporate Trust Company, N.A., as trustee, filed as Exhibit 10.2 to Form 8-K on March 1, 2007, Commission file number 000-18292.

10.28**
8.75% Senior Convertible Note dated February 16, 2007, in the principal amount of $175,000,000, payable by Charys Holding Company, Inc. to Cede & Co. or registered assigns, filed as Exhibit 10.3 to Form 8-K on March 1, 2007, Commission file number 000-18292.

10.29**
Warrant Agent Agreement dated February 16, 2007, between Charys Holding Company, Inc. and The Bank of New York Corporate Trust Company, N.A., as warrant agent, filed as Exhibit 10.4 to Form 8-K on March 1, 2007, Commission file number 000-18292.

10.30**
Registration Rights Agreement dated February 16, 2007, between Charys Holding Company, Inc. and the Initial Purchaser, accepting for the benefit of the holders of the registrable securities, filed as Exhibit 10.5 to Form 8-K on March 1, 2007, Commission file number 000-18292.

10.31**	Press Release dated February 15, 2007, filed as Exhibit 99.1 to Form 8-K on March 1, 2007, Commission file number 000-18292.
10.32**	Press Release dated February 20, 2007, filed as Exhibit 99.2 to Form 8-K on March 1, 2007, Commission file number 000-18292.
10.33**	Amendment Number Four to Letter Agreement of October 27th, 2006, filed as Exhibit 10.1 to an Amendment on Form 8-K on March 6, 2007, Commission file number 000-18292.
10.34**	Amendment Number One to Non-Competition Agreement of Lori H. Mitchell, filed as Exhibit 10.2 to an Amendment on Form 8-K on March 6, 2007, Commission file number 000-18292.
10.35**	Amendment Number One to Non-Competition Agreement of Matthew B. Mitchell, filed as Exhibit 10.3 to an Amendment on Form 8-K on March 6, 2007, Commission file number 000-18292.
10.36**
8.75% Senior Convertible Note Due February 16, 2012 in the Principal Amount of $5,790,476.19 Payable to Lori H. Mitchell, filed as Exhibit 10.4 to an Amendment on Form 8-K on March 6, 2007, Commission file number 000-18292.

10.37**
8.75% Senior Convertible Note Due February 16, 2012 in the Principal Amount of $2,209,523.81 Payable to Matthew B. Mitchell, filed as Exhibit 10.5 to an Amendment on Form 8-K on March 6, 2007, Commission file number 000-18292.

10.38**	Press Release dated February 27, 2007, filed as Exhibit 99.1 to an Amendment on Form 8-K on March 6, 2007, Commission file number 000-18292.
10.39**	Press Release dated March 2, 2007, filed as Exhibit 99.2 to an Amendment on Form 8-K on March 6, 2007, Commission file number 000-18292.

10.40**
Joint Amendment to Amended and Restated Stock and Limited Partnership Interest Purchase Agreement and Stock Purchase Agreement made and entered into as of February 8, 2007, by and among Charys Holding Company, Inc., a Delaware corporation (the “Purchaser”), Cotton Holdings 1, Inc., a Delaware corporation (“Cotton Holdings”), Cotton Commercial USA, LP, a Texas limited partnership (“Cotton Commercial”), Cotton Restoration of Central Texas, LP, a Texas limited partnership (“Cotton Restoration”), Bryan Michalsky, James Scaife, Randall Thompson, Daryn Ebrecht and Peter Bell (collectively, the “Cotton Holdings Sellers”), Blake Stansell (a/k/a Frank Blakely Stansell) and Chad Weigman (collectively, the “Cotton Commercial Sellers”), and Johnny Slaughter and Russell White (collectively, the “Cotton Restoration Sellers” and, together with the Cotton Holdings Sellers and Cotton Commercial Sellers, the “Cotton Sellers”), joined therein by C&B/Cotton Holdings, Inc., a Delaware corporation (the “Acquisition Subsidiary”), and Crochet & Borel Services, Inc., a Texas corporation (“Crochet & Borel”), both of which are wholly owned subsidiaries of the Purchaser, filed as Exhibit 10.1 to an Amendment on Form 8-K on March 8, 2007, Commission file number 000-18292.

10.41**
Second Amendment to Amended and Restated Stock and Limited Partnership Interest Purchase Agreement made and entered into as of February 23, 2007, by and among Charys Holding Company, Inc., a Delaware corporation (the “Purchaser”), Cotton Holdings 1, Inc., a Delaware corporation (“Cotton Holdings”), Cotton Commercial USA, LP, a Texas limited partnership (“Cotton Commercial”), Cotton Restoration of Central Texas, LP, a Texas limited partnership (“Cotton Restoration”), Bryan Michalsky, James Scaife, Randall Thompson, Daryn Ebrecht and Peter Bell (collectively, the “Cotton Holdings Sellers”), Blake Stansell (a/k/a Frank Blakely Stansell) and Chad Weigman (collectively, the “Cotton Commercial Sellers”), and Johnny Slaughter and Russell White (collectively, the “Cotton Restoration Sellers” and, together with the Cotton Holdings Sellers and Cotton Commercial Sellers, the “Cotton Sellers”), joined therein by C&B/Cotton Holdings, Inc., a Delaware corporation (the “Acquisition Subsidiary”), and Crochet & Borel Services, Inc., a Texas corporation (“Crochet & Borel”), both of which are wholly owned subsidiaries of the Purchaser, filed as Exhibit 10.2 to an Amendment on Form 8-K on March 8, 2007, Commission file number 000-18292.

10.42**	Press Release issued March 1, 2007, filed as Exhibit 99.1 to an Amendment on Form 8-K on March 8, 2007, Commission file number 000-18292.
10.43**	Initial Purchaser’s Notice of Exercise of Purchase Option, dated March 5, 2007 and delivered on March 6, 2007, filed as Exhibit 99.1 to an Amendment on Form 8-K on March 13, 2007, Commission file number 000-18292.
10.44**	Press Release, dated March 6, 2007, filed as Exhibit 99.2 to an Amendment on Form 8-K on March 13, 2007, Commission file number 000-18292.
10.45**	Press Release dated February 27, 2007, filed as Exhibit 99.1 to an Amendment on Form 8-K on March 20, 2007, Commission file number 000-18292.
10.46**	Press Release dated March 5, 2007, filed as Exhibit 99.1 to an Amendment on Form 8-K on March 20, 2007, Commission file number 000-18292.
10.47**	Press Release dated March 5, 2007,filed as Exhibit 99.1 to an Amendment on Form 8-K on March 20, 2007, Commission file number 000-18292.
10.48**	Press Release dated March 6, 2007, filed as Exhibit 99.2 to an Amendment on Form 8-K on March 20, 2007, Commission file number 000-18292.
10.49**	Loan and Security Agreement, dated March 6, 2007, between New Stream Commercial Finance, LLC and Complete Tower Sources Inc, filed as Exhibit 10.1 to Form 8-K on March 22, 2007, Commission file number 000-18292.
10.50**	Guarantee, dated March 6, 2007, by Charys Holding Company, Inc. in favor of New Stream Commercial Finance, LLC, filed as Exhibit 10.2 to Form 8-K on March 22, 2007, Commission file number 000-18292.
10.51**	Guarantee, dated March 6, 2007, by Ayin Tower Management Services, Inc. in favor of New Stream Commercial Finance, LLC, filed as Exhibit 10.3 to Form 8-K on March 22, 2007, Commission file number 000-18292.
10.52**	$10,000,000 Revolving Credit Note, dated March 6, 2007, by Complete Tower Sources Inc. payable to New Stream Commercial Finance, LLC, filed as Exhibit 10.4 to Form 8-K on March 22, 2007, Commission file number 000-18292.
31.1*	Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
__________
*   Filed herewith.
** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

CHARYS HOLDING COMPANY, INC.

Dated: March 26, 2007.

By /s/ Billy V. Ray, Jr.
Billy V. Ray, Jr.,
Chief Executive Officer

By /s/ Raymond J. Smith
Raymond J. Smith,
Chief Financial Officer