Form 10KSB
period 2007-04-30
CHARYS HOLDING CO INC
filed 2007-11-05
CIK 845879

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-18292

CHARYS HOLDING COMPANY, INC.
(Name of small business issuer in its charter)

Delaware	54-2152284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1117 Perimeter Center West, Suite N415 Atlanta, Georgia	30338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 443-2300

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year:  $77.3 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of September 30, 2007: $20,732,656

State the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2007:  54,837,254

Documents incorporated by reference:  Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB, which incorporate by reference the issuer’s 2007 Proxy Statement.

PART I

Item 1.	Description of Business.

Forward-Looking Statements

Statements in this Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report, including the risks described under “Description of Business - Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report.

Company History

We were initially incorporated in Minnesota in February 1959 under the name Rogers Hardware and Lumber Company.  Through a share exchange on October 12, 2000, we became Spiderboy International, Inc.  On February 27, 2004, as a result of a change of control transaction, we changed our business to that of a holding company.  On June 25, 2004, our stockholders voted to approve a change in our state of incorporation from Minnesota to Delaware by means of a short form merger.  The merger was between Spiderboy and Charys Holding Company, Inc., a Delaware corporation, organized by our management for the specific purpose of the change of domicile.  Following the merger, Charys was the surviving entity.

The terms of the short form merger provided that the existing stockholders of Spiderboy received one share of Charys common stock for every 10 shares of the common stock of Spiderboy they owned (in effect, a one-for-10 reverse split).  Further, Billy V. Ray, Jr., our chief executive officer, as the holder of all of the shares of Series A Preferred Stock of Spiderboy, received one share of Charys Series A Preferred Stock for each share of Spiderboy Series A Preferred Stock he owned.

Business Strategy

Our initial business strategy was to acquire companies in specific industries and grow rapidly.  Now that we have recently identified the businesses we want to pursue and have acquired a number of operating companies in the targeted industries, our primary focus is to manage the companies we have acquired efficiently and integrate them into our business model.

Our material subsidiaries are organized into two primary business lines:

•	Remediation and reconstruction; and

•	Wireless communications and data infrastructure.

Remediation and Reconstruction.  Our remediation and reconstruction business line includes emergency planning and coordination, response to catastrophic losses, reconstruction and restoration and environmental remediation.  Our services cover the restoration and maintenance of commercial, industrial, marine, residential and institutional properties that have suffered catastrophic or other casualty losses.  Our services include:

•
Emergency planning and coordination services designed to minimize the human and asset risk in unexpected catastrophic incidents.  Personnel situations are predefined, and business continuity is ensured through comprehensive preparedness plans.  Services include developing responses for emergencies ranging from minor calamities to major disasters.  Emergency preparedness management plans are prepared that establish clear practices and procedures for our public and private sector clients.  Assessments are performed and tactics are developed, and tested.  In the event of a catastrophe, the response teams are deployed, with trained professional tactical leaders as first responders, to establish control, communications and contingency management that ensure discipline of procedures for asset recovery and resumption of business.

•
Fire restorative services involve using the latest techniques and equipment to remove hazardous contaminants; restoring structures and equipment to full productivity; assessing and implementing the most effective and timely reconstruction procedures; and decontaminating and restoring facilities and equipment.  Specific services we provide include 24-hour emergency rapid response and mobilization; content and structure cleaning; smoke deodorization; cleaning and decontamination of air systems; emergency securing of buildings; electronic file recovery; document recovery and reproduction; moving and storage; monitoring of air quality during restoration; carpet cleaning; debris removal; and furniture refurbishing.

•
Water restoration services include providing rapid response to water damage and extraction of water in order to minimize losses and subsequent reconstruction.  Unique services relating to commercial properties address business interruption, business continuity and loss of revenue in connection with restorative services.  In addition, we also offer content and structural mold remediation.

•
We also offer a wide range of expanded professional catastrophic emergency services, including our Nationwide Catastrophe Response program, pursuant to which, in connection with major catastrophes, such as a major hurricane or earthquake, we provide resource management and coordination of a network of pre-qualified firms.  We also assist clients in complying with the financial procedures required for acceptance of their claims by federal government agencies and insurance providers.

Wireless Communications and Data Infrastructure.  Our wireless communications and data infrastructure business line provides an array of telecommunications infrastructure services to large services providers and other business enterprises.  This family of companies provides engineering services, program management, construction, installation and maintenance services, premise wiring services, tower and radio infrastructure services, and technology implementation and integration services.  As a provider with a complete portfolio of infrastructure engineering and construction capabilities, we also provide rapid deployment and restoration services in support of our remediation and reconstruction business unit.  Our services include:

•
Engineering and project management services, including outside plant, civil and environmental engineering and design of towers, and aerial, underground fiber optic and copper cable systems.  Systems integration is performed for technology deployments, including wide area radio systems, municipal broadband networks and business enterprise systems.  Project management services for nationwide wireless installations include site survey and acquisition, site environmental engineering and tower engineering and evaluation.

•
Construction, installation and maintenance services include placing and splicing cable, excavation and placement of conduit and cable systems, placing of structures such as poles, cabinets and closures and installation and maintenance of transmission and central office equipment.  Tower and infrastructure services include site acquisition, engineering, construction, build to suit, electronics installation and maintenance.  Radio and electronics technology is staged, assembled and tested in our secure and environmentally controlled facilities.

•
Technology implementation and integration services are designed to assist organizations of all sizes to build more effective customer relationships by streamlining business processes, leveraging sophisticated technologies and increasing the efficiency of critical business interactions.  Services include business process consulting, communication systems auditing and analysis, custom system design, application development, system implementation integration, technical support and contact center outsourcing.

Material Subsidiaries

Remediation and Reconstruction

Our remediation and reconstruction business line includes the following subsidiaries:

The Cotton Companies

Cotton Holdings 1, Inc., Cotton Commercial USA, L.P., and Cotton Restoration of Central Texas, LP (sometimes collectively hereinafter referred to as, the “Cotton Companies”) are a group of disaster recovery firms specializing in fire and water restoration services ranging from initial project assessment and planning through catastrophe management, reconstruction, restoration and environmental remediation.  The strategy of the Cotton Companies is to provide high quality service to meet their customers’ expectations and anticipate opportunities.  Successful execution of this strategy has produced a broad portfolio of successful projects and satisfied clients.  The Cotton Companies employ state of the art technology, equipment, management and personnel techniques to carry out national and international operations.

The Cotton Companies were started in 1996 as a local fire and water damage restoration business in Houston, Texas.  Their primary goal was to become a large restoration company in Houston, handling residential and commercial claims.  By 2000, the Cotton Companies had achieved a leading position in the Houston market, where they continue to do business.

In 1999, mold was introduced as a new covered loss under insurance policies in Texas.  At that time, mold remediation was new to the restoration and insurance industries.  The Cotton Companies used this opportunity to expand their service offerings to customers.  As profitability increased, the Cotton Companies expanded their geographic reach and, in 2001, formed Cotton Restoration of Central Texas, LP to serve the Austin and San Antonio, Texas markets.  This expansion enabled the Cotton Companies to take a large share of the restoration and remediation market in Texas.  In the same year, the Cotton Companies formed Cotton Commercial USA, L.P. to serve as their national catastrophe division.

In 2001, Tropical Storm Allison significantly impacted the Houston business community.  As a result, the Cotton Companies met and secured new insurance and commercial accounts through Cotton Commercial USA, L.P.  The Cotton Companies invested their Tropical Storm Allison profits into their expansion beyond the borders of the State of Texas.  In 2002, the Cotton Companies commenced operations in both Florida and Georgia.

In 2003, the Cotton Companies focused their energy on building their reconstruction division so that they would be able to provide more complete service to their accounts.  This division is the fastest growing division within the Cotton Companies.  During 2003, the Cotton Companies introduced to their commercial customers their Preferred Client Program, which consists of selling contingency contracts to Fortune 500 companies.  This program can be implemented to perform immediate service for clients in the event a disaster hits one of their properties.  All pricing and contracts are negotiated in advance under the provisions of the Preferred Client Program.

In 2004, Florida was hit by four major hurricanes enabling the Cotton Companies to provide national disaster recovery service to their key accounts and several others.  By building new relationships with businesses and the insurance community, the Cotton Companies grew quickly.  Again, the Cotton Companies used their additional profits from the 2004 hurricane season to expand operations, opening offices in Charlotte, North Carolina and the District of Columbia.

In 2005, the Cotton Companies further expanded their geographic reach by opening offices in Chicago, Illinois, Phoenix, Arizona and Denver, Colorado.  In the same year, the Cotton Companies also began providing services internationally, restoring properties in Jamaica and Cancun, Mexico.

With major insurance and Fortune 500 companies making disaster recovery plans a priority, the Cotton Companies are focused on securing accounts that have thousands of locations across the country.  The Cotton Companies’ primary focus is to secure day-to-day fire and water damage claims and capitalize on disasters recoveries.  This model worked well during the 2004 and 2005 hurricane seasons. Following Hurricanes Katrina, Rita and Wilma, the Cotton Companies restored over 400 buildings and continue to provide services to clients in the areas affected by the storms.

Crochet & Borel Services, Inc.

Crochet & Borel Services, Inc. was established in 1995 to provide property owners with restoration and maintenance services in residential, commercial, industrial, marine, and institutional markets during times of distress.  Crochet & Borel provides fire and water restoration, content and structural cleaning, reconstruction, mold remediation and asbestos abatement services based out of offices in Houston, Austin and Beaumont, Texas and Lake Charles, Louisiana.  Crochet & Borel is one of the few restoration companies that has acquired an Environmental HVAC License, which is required by the State of Texas in order to engage in the replacement or cleaning of air ducts and air conditioning systems, carpet and upholstery.

Crochet & Borel enhances the effectiveness of its services through the use of innovative restoration processes and technologies.  Many members of Crochet & Borel’s staff currently hold industry related certificates.  Other members are involved in ongoing professional training and professional association memberships.  Crochet & Borel is also dedicated to balancing its relationship between work with the insured as well as the insurance companies.

Through the years, Crochet & Borel has developed a niche within the disaster recovery industry of servicing governmental agencies, municipalities and school districts from Florida to Texas, and clients that depend on assistance through insurance and the Federal Emergency Management Agency (“FEMA”)  an agency of the U.S. government tasked with disaster mitigation, preparedness, response and recovery planning.  Crochet & Borel’s operational and administrative processes are compliant with the requirements of FEMA.  In some cases, Crochet & Borel brings in third party consultants to assist clients with the claims process to ensure that the clients receive the greatest governmental assistance possible.  Additionally, Crochet & Borel has passed audits by FEMA and assisted beneficiaries with the collection of obligated funds from FEMA.

Crochet & Borel has shaped its business model around the ability to mobilize quickly in the event of a catastrophic loss.  Prior to 2003, Crochet & Borel focused on day-to-day residential mitigation, remediation and reconstruction work.  Beginning in 2003, Crochet & Borel decided to invest in portable equipment and other assets that could be utilized in disaster recovery.  Crochet & Borel began to aggressively market itself in the highly profitable large loss arena.  Over the past three years, Crochet & Borel has successfully proven its ability to tackle numerous large loss projects simultaneously and has established a solid reputation in the industry.

In December 2001, Crochet & Borel became a network member of Disaster Kleenup International, a cooperative business network of the top independent restoration companies across North America.  This network is comprised of some of the most experienced, highly informed and best equipped companies in the restoration industry.  The ability to pool network members together provides the resources and support to take on projects of a much larger magnitude than any one member could manage independently.

Focusing on catastrophe management after Tropical Storm Allison in 2001, Crochet & Borel directed its growth efforts toward becoming a leader in catastrophe recovery and management.  Since 2001, Crochet & Borel has managed millions of dollars in FEMA, government/municipality and school related projects for clients that own or operate millions of square feet of structures in effected catastrophe regions.  From 2001 through the 2005 disaster season, Crochet & Borel became a market leader in handling restoration and recovery operations following large catastrophes.

Due to the increased number of storms along the Gulf Coast in recent years, contingency agreements between disaster restoration companies and property owners and managers have been on the rise.  Crochet & Borel has been using this “pre-season” approach that allows property managers in these coastal regions to pre-select and pre-negotiate with contractors, including their rates, in the event of a loss.  Crochet & Borel has executed these non-binding contingency agreements with various customers.

Wireless Communications and Data Infrastructure

Our wireless communications and data infrastructure subsidiaries include the following subsidiaries:

Cotton Telecom, Inc.

Located in Houston, Texas, Cotton Telecom, Inc., formerly Ayin Holding Company, Inc., was formed to serve as a holding company for the companies comprising our wireless communications services, namely Complete Tower Sources Inc., Mitchell Site Acq, Inc., LFC, Inc., and Ayin Tower Management Services, Inc. Through these companies, Cotton Telecom provides wireless operators with knowledge-driven solutions, specializing in the provision of fast, flexible end-to-end site deployments.  In today’s competitive telecommunications market, the wireless operators are beginning to concentrate on their core business, leaving the acquisition, development and construction functions to professional service companies such as Complete Tower Sources, Mitchell Site, LFC, Inc., and Ayin Tower Management, Inc.

Through its operating subsidiaries, Cotton Telecom offers a “turn-key solution,” a full spectrum of engineering and management services required for the development of wireless network infrastructure.  Cotton Telecom is located in Houston, Texas.

The wireless operator’s greatest challenge is providing the consumer with a reliable network at a competitive price.  As a combined unit, our greatest challenge is earning the confidence of the wireless operator and taking a more strategic role in the overall site management and development process by providing a true “one-stop” solution.

As a full service provider, Cotton Telecom offers clients tower rental services on towers owned by another of its subsidiaries, Ayin Tower Management Services, Inc., in prime markets; site services including site selection, leasing, zoning and construction; new tower build-out to tenant specifications; and tower operation services, including 24-hour monitoring and an extensive inspections program.  Tower locator services provide clients with a one-stop source to search for a tower solution across multiple markets and owners.  Where a tower is not the solution, we locate, engineer and install a distributed antenna system on buildings or other structures.

On June 20, 2006, Cotton Telecom executed a tower asset purchase agreement and tower asset exclusive option agreement with The Tower Company of Louisiana, LLC. pursuant to which we acquired an exclusive option, for a term of 36 months, to purchase towers in groups of 25 at a price of $325,000 per cell tower less pro-ratable items such as prepaid rent, utilities, taxes and maintenance fees. On July 11, 2006, Cotton Telecom purchased 19 cell towers for $6,142,309 less pro-ratable items such as prepaid rent, utilities, taxes and maintenance fees.

Complete Tower Sources Inc.

Complete Tower Sources Inc. is a wholly-owned subsidiary of Cotton Telecom and is engaged in the construction and installation of communication towers, principally in Louisiana and Mississippi.  Headquartered in Lafayette, Louisiana, Complete Tower Sources provides full service, in-house tower construction, installation and maintenance services to major wireless carriers in the Gulf Coast region.

Wireless carriers are focused on building and expanding their networks, increasing capacity, upgrading their networks with new technologies and maintaining their existing infrastructure.  Our engineers install, test and commission radio equipment at the carrier cell site, including installations of new equipment, technology upgrades, equipment modifications and reconfigurations.  These services may also include tower construction.  The range of infrastructure services includes installation, testing and commissioning of base station equipment, which is the installation of radio frequency equipment inside the shelter at a cell site, and testing to ensure that the equipment is operating prior to cell site activation; equipment modification and reconfiguration, which involves replacing old equipment with new equipment, routing cables and re-locating equipment at the cell site; network modifications, which refers to work done on existing cell sites to increase capacity or change the direction of sectors or antennas; sectorization, which is the installation of antennas to existing cell towers to increase the capacity of the cell site; and maintenance, which includes antenna maintenance to replace damaged antennas, installing tower lighting control panels or sensors or repairing damaged shelters.

The capabilities of Complete Tower Sources include building new towers ranging from 60 to 450 feet, installing new shelters, lines and antennas on existing towers in metropolitan and rural areas, providing an array of technical deployment services, including installing emergency generators, hanging new lines and antennas, testing existing equipment and purchasing, constructing and maintaining tower facilities.  In addition to constructing towers, Complete Tower Sources also maintains a fabrication facility where steel platforms are designed, manufactured and deployed for shelters that need to be elevated above areas prone to flooding.  Our fabrication customers include wireless operators and governmental entities.

Mitchell Site Acq, Inc.

Mitchell Site Acq, Inc. is a wholly-owned subsidiary of Cotton Telecom engaged in site acquisition, zoning, permitting and project management for cell tower sites, primarily in Louisiana and Mississippi.  The company is headquartered in Lafayette, Louisiana.

For Mitchell Site, site acquisition is not a stand-alone service, but a service offered in conjunction with professional project management and site coordination functions.  Mitchell Site assists its customers with all facets of the design phase, including site location and identification, lease negotiation and execution, zoning and planning approval process coordination, filing and appearance, ordinance writing, permitting, governmental interaction, coordination of title, architectural design, regulatory, environmental management, site surveys, photographic simulations and as-built drawings.  Mitchell Site also provides general construction management services, including power and telephone company coordination, bid management, on-site construction management and project management.  Mitchell Site will process search rings on behalf of clients, identifying all viable candidate locations, and then prepare a comprehensive planning guide for client prioritization.

LFC, Inc.

Headquartered in Houston, Texas, LFC, Inc. is a wholly-owned subsidiary of Cotton Telecom that provides professional consulting support services to the wireless communication, petroleum exploration, industrial, commercial and residential development industries.  Historically, LFC has marketed its services primarily to the telecommunications site development industry.  However, LFC’s marketing efforts have evolved to include the traditional (i.e., retail, commercial and industrial) site development industry.  This evolution results from the realization that the site development consulting and engineering services utilized by the wireless telecommunication site development industry are the same services utilized by the broader commercial real estate development industry.  Furthermore, client diversification is desirable to LFC due to potential negative impacts caused by business cycles occurring throughout various industries.

LFC offers and markets the following professional services: wireless telecommunications site development; environmental consulting; wireless site architecture and engineering services; structural engineering; geotechnical engineering; construction materials testing; petroleum land management; and surveying.  LFC believes the breadth of its service offering gives it an advantage over its competitors.  Therefore, LFC will present a “turn-key” offering of integrated and diverse services to potential clients during the sales process.

Aeon Technologies Group, Inc.

Aeon Technologies Group, Inc., formerly, CCI Telecom, Inc., another wholly-owned subsidiary of Cotton Telecom Inc., is a telecommunications infrastructure service provider with offices in San Antonio, Dallas and Houston, Texas and Lee, Massachusetts.  It supplies design, deployment and maintenance services to the communications industry and manages a wide range of communication infrastructure projects from wireless and wireline networks to satellite and radar systems.

Aeon Technologies serves a diverse customer base of approximately 100 customers that include large and small companies.  Aeon Technologies is also a broadband network deployment and maintenance provider, specializing in the design and integration of fixed wireless broadband networks.  Aeon Technologies provides a wide range of technical services for wireless and wire-line telecom equipment and power systems installation projects, including national surveys, site engineering, installation and testing of microwave and other radio equipment; a single point of project management; services to identify, acquire and engineer the sites best suited to meet the specialized needs of its customers; development and implementation services to wireless carriers and equipment manufacturers involved in the cellular, microwave, broadband wireless and fixed wireless markets; and a broad range of services designed to assist service providers in locating and repairing faults in their primary and back haul radio structures and components.

Aeon Technologies has built and/or modified radar installations in the United States and has provided site construction and installation services on both satellite ground station and radio telescope building projects, building and modifying telecom facilities for wire line and wireless service providers.

Aeon Technologies is a turn-key infrastructure builder for its customers, performing facility upgrades for switching equipment and civil construction and installation of regeneration huts along fiber optic cable routes.  It also has particular expertise in constructing around active telecom equipment, where temperature and dust variations can significantly impact network operations.  Power system projects vary from installing a string of batteries to live “cut-overs.”  Aeon Technologies specializes in working around live equipment, routinely performing “hot-cuts” in the central office and switch environment.

Viasys Companies

Viasys Network Services, Inc. and Viasys Services, Inc. (collectively the “Viasys Companies”) provide a variety of services to the transportation, utility, telecommunication and manufacturing industries.  The corporate headquarters are located in Lakeland, Florida with divisional offices in Tampa and Orlando, Florida, Atlanta and Albany, Georgia, and Raleigh and Charlotte, North Carolina, with various project offices covering 18 states in the eastern United States.

The Viasys Companies’ telecommunications infrastructure services include engineering, construction, installation and maintenance of aerial, underground and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators.  Their telecommunications services include engineering, installation and maintenance of broadband networks.  These services also address copper, hybrid fiber coax and passive optical networks.

The Viasys Companies provide an extensive range of general contracting and maintenance services to the manufacturing and government sector.  They also seek to recruit and retain a competent, skilled work force to meet the needs of their customers.

In addition, the Viasys Companies provide transportation services in various state projects throughout the southeastern United States, where they install, test and maintain technology, including cameras, sensors, weigh-in-motion scales, traffic signal systems and variable message signs.

Viasys Network Services designs, deploys and maintains wire-line and wireless broadband networks for both the government and private sectors.  Projects include county-wide mobile broadband systems for public safety, transit, transportation, municipal Wi-Fi deployment, enterprise wireless networks and fiber optic deployments for the telecom industry.

Method IQ, Inc.

Method IQ, Inc. is a customer interaction solutions provider, helping organizations of all sizes build more effective customer relationships by streamlining business processes, leveraging and implementing emerging and sophisticated technologies and increasing the efficiency of critical business interactions.  Method IQ is headquartered in Alpharetta, Georgia, with offices throughout the southeastern United States.

Method IQ’s clients include Fortune 500 companies where it supports a range of leading technology products coupled with proven service offerings.  Assignments range from top-level strategic assessments to implementing and operating world-class contact centers.

Method IQ is also a provider of customer interaction solutions for companies in the financial, healthcare and other industries which help organizations more effectively manage touch points with customers, improve revenue generation opportunities and increase productivity in contact centers.

Material Acquisitions

The details of the acquisition of our various material subsidiaries are as follows:

Crochet & Borel Services, Inc.

We acquired Crochet & Borel Services, Inc. from Troy D. Crochet pursuant to a stock purchase agreement dated as of May 3, 2006, and amended on January 12, 2007, for a total consideration of 8,008,000 shares of our common stock (which have registration rights) valued at $100.1 million and $78,932,514 composed of $1,000,000 paid in cash at closing, and a promissory note in the original principal amount of $77,932,514 bearing interest at the rate of 4.74% per annum.

We paid $31.1 million against the balance promissory note as of April 13, 2007.  The remaining balance of this promissory note as of April 30, 2007 is $47,169,383, which is due and payable on January 31, 2009.

The promissory note is secured by a security agreement pursuant to which we and our wholly-owned subsidiaries, Crochet & Borel Services, Inc. and Ayin Holding Company Inc. (now known as Cotton Telecom, Inc.), granted Mr. Crochet a security interest in certain assets, subject to liens on any collateral existing on the date of the security agreement.

The Cotton Companies

We acquired Cotton Holding 1, Inc., Cotton Commercial USA, L.P. and Cotton Restoration of Central Texas, LP (the “Cotton Companies”) pursuant to a stock and limited partnership purchase agreement dated as of September 1, 2006, and amended on October 6, October 19, October 31, December 8, 2006 and February 23, 2007, for total consideration of 1,955,532 shares of our common stock (which have registration rights) and $49,204,406 (composed of $39,204,406 paid in cash and a promissory note in the original principal amount of $10,000,000 secured by 400,000 shares of Charys common stock  bearing interest at the rate of 9% per annum).

We amended and restated the promissory note on February 23 and June 25, 2007, by which the outstanding principal balance of the note $5,482,816 is payable in 36 equal monthly installments of $175,942 each, beginning on September 1, 2007 and continuing on the first day of each month thereafter until August 1, 2010, when the entire amount shall be due and payable in full. The payment due September 1, 2007 has not been paid.

We have the right to prepay the promissory note, in full or in part, at any time, without penalty, fee or charge.  Pursuant to the promissory note, we will make a principal payment of $2,000,000 if the subsidiaries in our Disaster and Remediation Group collect gross revenues of $20,000,000 between June 25, 2007 and the maturity date and another principal payment of $1,000,000 if the subsidiaries in our Disaster and Remediation Group collect gross revenues of an additional $10,000,000 between June 25, 2007 and the maturity date.

The promissory note is secured by a Guaranty Agreement and a Security Agreement executed by Crochet & Borel, Inc.  The payees under the promissory note also received shares of our common stock, which they hold as additional collateral.

Complete Tower Sources Inc.

Our wholly-owned subsidiary, Cotton Telecom, Inc. (formerly Ayin Holding Company, Inc.), acquired Complete Tower Sources Inc. from Lori H. Mitchell, pursuant to stock purchase agreement dated as of June 20, 2006, and amended on August 15, October 27 and December 14, 2006, for an aggregate purchase price of $76,000,000 (excluding consideration paid to the seller for a non-competition agreement, and extension options, as described below), subject to adjustment as provided in the stock purchase agreement.  The consideration was paid as follows:

•	A total of $38,420,390 paid to Lori H. Mitchell on August 15, 2006 and February 21, 2007;

•
A 9% promissory note dated October 20, 2006 in the original principal amount of $14,200,000 payable to Lori H. Mitchell in two annual installments within a 120 day period following December 18, 2007 and December 18, 2008, subject to Complete Tower Sources achieving certain EBITDA targets.  Failure to achieve the EBITDA targets could reduce the payments due under the promissory note by as much as 50%;

•
An 8.75% Senior Convertible Note payable to Lori H. Mitchell in the original principal amount of $5,790,476 dated February 16, 2007 and due February 16, 2012 with interest payable quarterly in arrears. and guaranteed by Charys; and

•	A sum of $17,589,134 in cash paid to certain employees of Complete Tower Sources on February 21, 2007.

In addition to the foregoing, we issued 583,516 shares of our common stock to the seller in consideration for the seller entering into a three year non-competition agreement.  The shares have registration rights. We also paid the seller a non-refundable extension payment of $1,450,000 on October 27, 2006 for her agreement to extend the closing.

Carroll Castille, the former senior vice president and managing director of Complete Tower Sources, entered into an employment agreement with Complete Tower Sources to serve as its president on February 21, 2007.  Under that agreement, Mr. Castille receives no base salary, but is entitled to a bonus of between $250,000, and $1,000,000, to be determined based upon the year-end audited financial results of Complete Tower Sources compared to its projected financial performance for the year.  Mr. Castille also delivered a three year non-competition agreement on February 21, 2007.

Mitchell Site Acq, Inc.

Our wholly-owned subsidiary, Cotton Telecom, acquired Mitchell Site Acq, Inc. from Matthew B. Mitchell pursuant to stock purchase agreement dated June 20, 2006, and amended on August 15, October 27 and December 14, 2006, for an aggregate purchase price of $29,000,000 (excluding consideration paid to the seller for a non-competition agreement, and extension options, as described below), subject to adjustment as provided in the stock purchase agreement.  The consideration was paid as follows:

•	A total of $20,602,976 paid to the seller on August 15, 2006 and February 21, 2007;

•
A 9% Stock Purchase Agreement Promissory Note dated October 20, 2006 in the original principal amount of $2,700,000 payable to Matthew B. Mitchell  in two annual installments within a 120 day period following December 10, 2007 and December 10, 2008, subject to Mitchell Site achieving certain EBITDA targets. Failure to achieve the EBITDA targets could reduce the payments due under the promissory note by as much as 50%;

•
A 9% Goodwill Purchase Agreement Promissory Note dated October 20, 2006 in the original principal amount of $2,700,000 payable to Matthew B. Mitchell in two annual installments within a 120 day period following the Closing Date of February 27, 2007 subject to Mitchell Site achieving certain EBITDA targets.  Failure to achieve the EBITDA targets could reduce the payments due under the promissory note by as much as 50%;

•
An 8.75% Senior Convertible Note payable to Mathew B. Mitchell in the original principal amount of $2,209,523 dated February 16, 2007 and due February 16, 2012 with interest payable quarterly in arrears. and guaranteed by Charys; and

•	A sum of $787,500 paid to certain contractors of Mitchell Site on February 21, 2007.

In addition to the foregoing, we issued 72,939 shares of our common stock to the seller in consideration for the seller entering into a three year non-competition agreement.  The shares have registration rights.  We also paid the seller a non-refundable extension payment of $550,000 on October 27, 2006 for his agreement to extend the closing.

On February 21, 2007, both the seller and Lori H. Mitchell entered into employment agreements with Mitchell Site.  Pursuant to these employment agreements, the seller is serving as Mitchell Site’s president and Mrs. Mitchell is serving as its vice-president.  Under the terms of these agreements, neither the seller nor Mrs. Mitchell receives a base salary, but both are entitled to a bonus of between $250,000, and $1,000,000, to be determined based on Mitchell Site’s year-end audited financial results compared to its projected financial performance for the year.

On February 27, 2007 (a) the 8.75% Senior Convertible Note payable to Lori H. Mitchell in the original principal amount of $5,790,476 dated February 16, 2007 and due February 16, 2012 with interest payable quarterly in arrears and (b) the 8.75% Senior Convertible Note payable to Mathew B. Mitchell in the original principal amount of $2,209,523 dated February 16, 2007 and due February 16, 2012 with interest payable quarterly in arrears and guaranteed by Charys were cancelled and new notes with the same payment terms were issued as follows:

•	An 8.75% Senior Convertible Note payable to Mathew B. Mitchell in the original principal amount of $2,590,476;

•	An 8.75% Senior Convertible Note payable to Lori H. Mitchell in the original principal amount of $2,569,524;

•	An 8.75% Senior Convertible Note payable to Carroll Castille in the original principal amount of $2,840,000.

LFC, Inc.

Effective April 30, 2006, LFC Acquisition Company, Inc, an indirect wholly owned subsidiary of Charys Holding Company, Inc merged with LFC, Inc. All LFC common stock and other equity security was cancelled and retired. The initial consideration LFC shareholders received was cash of $2.0 million and 562,840 shares of Charys common stock, valued at $2.64 per share, which was the closing price on the acquisition date. In connection with this acquisition, During fiscal year 2007, Charys issued an additional 1,254,180 common shares at a total market value of $3.3 million.

Charys also recorded $4.2 million in acquisition related acquisition costs including the cost of common shares to consultants required under an agreement dated April 24, 2006.

The final consideration for LFC’s professional service business will be equal to the product of 4.5 times the service business’ earnings before interest, taxes, depreciation and amortization for the three year period commencing on May 1, 2006 and ending on April 30, 2009 (the “Adjustment Period”).  At the end of Adjustment Period, the service business consideration will be adjusted as follows:

•
If the professional service consideration is greater than $11,206,152, Charys will pay to the sellers the difference by: (i) issuing to each seller his pro rata share of the number of shares determined by multiplying the surplus amount by 65% and dividing the resulting product by $2.64; and (ii) paying each seller his pro rata share of an amount in cash equal to the surplus amount multiplied by 35%, but only if such cash payment is permitted under loan agreements, if any, to which Charys and LFC, Inc. are parties.

•
If the professional service consideration is less than the $11,206,152, the sellers shall pay to Charys the difference by forfeiting each seller’s pro rata share of the number of shares determined by dividing the deficit amount by the applicable share price (as defined in the merger agreement).  If the value of this forfeited amount is greater than $7,833,999, then the sellers shall forfeit their right to receive all or a portion of the $1,120,615 that was held back by Charys, and such forfeited amount shall be delivered to Charys.

At closing, Charys paid approximately $2 million in cash to the LFC stockholders, after giving effect to all pre-closing credits and deductions attributable to the service business. We estimate that we will issue up to an aggregate of an additional 1,963,500 shares of our common stock in satisfaction of the stock portion of the consideration payable in connection with this transaction.

In addition to the adjustments outlined above, the sellers have the right to receive contingent performance payments based upon LFC’s earnings before interest, taxes, depreciation and amortization and other financial targets during the fourth and fifth years after closing as set forth in the merger agreement.  Such payments, if earned, will be due and payable within 120 days following the end of each twelve-month period.  Any contingent performance installment due to the sellers will be paid in cash or our common stock, in the sellers’ discretion, provided that in the event the sellers opt for cash, such cash payments shall be subject to the terms and conditions of any loan agreements to which Charys or LFC are parties.

We also agreed to file a registration statement covering the resale of our common stock to be issued to the sellers under the definitive merger agreement.

Viasys Companies

 Effective November 1, 2005, the Company acquired all outstanding common stock of Viasys  Network Services, Inc and Viasys Services, Inc. As initial consideration, the Viasys shareholders received cash and an 8% subordinated secured promissory note for $3.5 million. Under the Stock Purchase Agreement, the Company placed common stock with a market value of $500,000 on the closing date in escrow pursuant to the Escrow Agreement which, among other matters, provides for the release of the Charys shares upon payment of the final installment of principal and interest on the promissory note. The final installment on the note is due fifteen months after the closing date. In connection with this acquisition, Charys also issued 4,879,967 common shares to consultants required under an agreement dated November 17, 2005.

Effective September 29, 2006, Charys and Viasys entered into a Mutual Release and Settlement Agreement (the “Viasys Settlement Agreement”) with New Viasys Holdings LLC (“New Viasys”). Pursuant to the Viasys Settlement Agreement, the parties agreed to waive and release one another from certain closing conditions, payment obligations and indemnification claims under the Stock Purchase Agreement of November 1, 2005.  Furthermore, New Viasys agreed to cancel a $3.5 million subordinated secured note and related security agreement, to extend the deadlines until December 31, 2006 for Charys to secure a standby letter of credit and release of surety bond as required in the Viasys Purchase Agreement, and to release Charys from the indemnification claim arising out of the settlement reached by Charys with Lumbermen’s Mutual Casualty Company in May 2006 (the “Lumbermen’s Settlement”).  In consideration for New Viasys’ release of the foregoing obligations, Charys agreed to release to New Viasys 500,000 escrowed shares of the Company’s unregistered common stock, and to issue to New Viasys an additional 225,000 shares of its unregistered common stock. These shares were issued in the names of Mel Harris and Steven Posner, two of the owners of New Viasys. Messrs. Harris and Posner were given the right during the 90-day period beginning on the first anniversary of the Viasys Settlement Agreement closing (“Closing”) to require Charys to repurchase, at a price of $6.50 per share, any number of these shares they may specify. Charys also agreed to issue to Messrs. Harris and Posner at Closing convertible promissory notes in the amounts of $473,849 and $242,151, respectively. In addition, Charys agreed to pay to New Viasys at Closing, in immediately available funds, the sum of $372,424 and to pay within 60 days after Closing the amount of $426,333, including $93,000 in interest. The Company also agreed to release New Viasys from the indemnification claim that may arise out of the Lumbermen’s Settlement.

In addition, we agreed to replace the seller’s standby letter of credit in the amount of $1,350,000 which secured obligations under certain insurance policies and was secured by cash collateral of the seller in the amount of $1,039,000.  Pursuant to the May 2007 settlement agreement, we paid $600,000 to the seller, which the seller applied to our obligation to replace the letter of credit.  In addition, the seller extended our obligation to replace the letter of credit for 30 days, which obligation is currently in default.

CCI Telecom, Inc.

On March 4, 2005, Charys Acquisition Company, Inc., merged with Aeon Technologies Group, Inc. (formerly Contemporary Constructors Inc., a subsidiary of CCI Telecom, Inc.).  As a result of the merger, we issued a total of 795,342 shares of our common stock, adjusted for fractional shares, to Aeon Technologies’ stockholders, each of whom also received registration rights with respect to all of the shares of our common stock received in the merger.  For purposes of the calculation of the number of shares of our common stock to be issued in the merger, the parties assumed a value of $4.00 per share, or an aggregate value of $3,181,368.

Method IQ, Inc.

We acquired Method IQ, Inc. from Rock Creek Equity Holdings, LLC and J. Alan Shaw pursuant to a stock purchase agreement on December 22, 2005, as amended on May 1, 2006, for an aggregate purchase price of $10,500,000, paid as follows:

•	A secured promissory note with an original principal balance of $5,250,000, which has been paid.

•	1,315,000 shares of our common stock shares, which were issued on June 5, 2006.

In addition to the foregoing consideration, we contributed $500,000 to the capital of Method IQ.

The aggregate $10,500,000 purchase price was subject to a one-time adjustment based upon our financial performance during the year following December 22, 2005; however, no adjustment was required.

On May 29, 2007 we entered into a Separation Agreement and Mutual General Release with Rock Creek Equity Holdings and its principals pursuant to which we issued 507,316 shares of our common stock; the Separation and Mutual General Release releases all parties from any and all outstanding obligations under the stock purchase agreement.

We also agreed to register all shares of our common stock issued and issuable to Rock Creek Equity Holdings and Mr. Shaw pursuant to the stock purchase agreement.

Financing Transactions

The following table summarizes our financing transactions in which we engaged or some activity occurred during the fiscal year ended April 30, 2007 and up to the date of this Annual Report, which are described in further detail below.

Transaction	Lender/Investor	Borrower/Obligor	Description	Amount
Private Offering of Securities	McMahan Securities Co. L.P., as Initial Purchaser	Charys Holding Company, Inc.	Private Offering of Units, Consisting of 8.75% Senior Convertible Notes and Warrants	$201,250,000
Crochet & Borel/New Stream Revolving Credit Facility	New Stream Commercial Finance, LLC	Crochet & Borel Services, Inc.	Revolving Credit Facility	$35,000,000 (1)
Ayin Tower Management/New Stream Revolving Credit Facility	New Stream Commercial Finance, LLC	Ayin Tower Management Services, Inc.	Revolving Credit Facility	$14,000,000 (1)
Complete Tower Sources/New Stream Revolving Credit Facility	New Stream Commercial Finance, LLC	Complete Tower Sources Inc.	Revolving Credit Facility	$10,000,000 (1)
Vision Financing	Purchasers lead by Vision Opportunity Master Fund, Ltd.	Charys Holding Company, Inc.	Note and Warrant Purchase Agreement	$14,500,000
Aeon Technologies/CAPCO Financing	CAPCO Financial Company	Aeon Technologies Group, Inc.	Revolving Credit Facility	$3,000,000 (1)
Digital Communications Services/Wachovia Credit Facility	Wachovia National Bank	Digital Communications Services, Inc.	Revolving Credit Facility	$1,000,000 (2)
Method IQ/CAPCO Financing	CAPCO Financial Company	Method IQ, Inc.	Revolving Credit Facility	$2,000,000 (1)
Series D Preferred Stock Financing	Various Investors	Charys Holding Company, Inc.	Securities Purchase Agreement	$13,000,000
Securities Exchange Agreement with respect to Series D Preferred Stock	Institutional Investors lead by Gottbetter Capital Master, Ltd.	Charys Holding Company, Inc.	Subordinated Unsecured Convertible Notes	$15,037,278
Amendment Agreement with respect certain Securities Purchase	Institutional Investors led by Imperium Master Fund, Ltd.	Charys Holding Company, Inc.	Senior Secured Convertible Notes to refinance existing debt	$4,719,200
HarPos Promissory Note	HarPos Funding, LLC	Charys Holding Company, Inc.	15% Promissory Note and Warrants	$984,200
Note Purchase Agreement	Imperium Master Fund, Ltd.	Charys Holding Company, Inc.	Senior Secured Note	$690,000
Note Purchase Agreement	Imperium Master Fund, Ltd.	The Cotton Companies, guaranteed by Charys Holding Company, Inc.	Senior Secured Note	$3,040,000
Sean Posner Note	Sean Posner	Charys Holding Company, Inc.	15% Promissory Note	$367,954
Steven Posner Note	Steven Posner	Charys Holding Company, Inc.	15% Promissory Note	$367,954
Mel Harris Note	Mel Harris	Charys Holding Company, Inc.	15% Promissory Note	$368,064

_____
(1)	Revolving credit facilities maximum amounts available to the companies subject to borrowing base calculation restrictions.
(2)	Maximum available and outstanding.

Private Offering of Securities

On February 16, 2007, we completed a $175 million private offering of securities to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  On March 6, 2007, the buyer exercised its option to purchase an additional $26.25 million of the securities. The securities were sold by McMahan Securities Co., L.P. (collectively, sometime hereafter referred to as the “McMahan Securities”) to qualified institutional buyers in separable Units, each consisting of $1,000 principal amount of our 8.75% Senior Convertible Notes due February 16, 2012, and our warrants to purchase 333.333 shares of our common stock at $4 per share and our warrants to purchase 333.333 shares of our common stock at $5 per share, in each case, subject to adjustment under certain circumstances.  The warrants expire on February 16, 2012.  The notes are initially convertible into 444.444 shares of our common stock per $1,000 principal amount ($2.25 per share), and are provisionally redeemable by Charys after two years if our common stock reaches certain specified stock prices.  A cash reserve covering the first two quarters of interest due under the notes was set aside out of the net proceeds of the offering.  On April 30, 2007, we filed a registration statement covering the resale of the notes, the warrants and the underlying common shares.  The notes and warrants trade on the PORTAL Market, or directly between qualified buyers and are guaranteed by each of our material subsidiaries.  We used the aggregate net proceeds of the offering of approximately $189.9 million toward certain of the payments due under the purchase agreements for Cotton Holdings 1, Inc., Cotton Commercial USA, L.P., Cotton Restoration of Central Texas, LP, Complete Tower Sources Inc., Mitchell Site Acq, Inc. and Crochet & Borel Services, Inc., to refinance and/or pay off other indebtedness and for working capital and other general corporate purposes.

Crochet & Borel/New Stream Revolving Credit Facility

On August 28, 2006, Crochet & Borel Services, Inc. entered into a loan and security agreement with New Stream Commercial Finance, LLC to provide for a revolving credit facility of up to $35 million for Crochet & Borel.  This senior credit facility, which has a one-year term, is secured by substantially all of Crochet & Borel’s assets and a pledge of all of our stock ownership in that subsidiary.

In connection with this financing, New Stream received warrants to purchase 2,000,000 shares of our common stock at a price of $4.80 per share.  New Stream was also granted registration rights with respect to the shares of common stock underlying these warrants.

According to this New Stream loan agreement, as amended to date, Crochet & Borel is subject to the following minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth financial covenants:

Fiscal Quarter Ending	Minimum Earnings Before Interest, Taxes, Depreciation and Amortization	Minimum Tangible Net Worth

October 31, 2006	$15,000,000	$ 1,000,000

January 31, 2007	$30,000,000	$38,000,000

April 30, 2007	$45,000,000	$40,000,000

July 31, 2007	$60,000,000	$45,000,000

In addition, Crochet & Borel is also subject to certain negative covenants that prevent it from conducting certain activities without New Stream’s consent.  Such restricted activities include, among others, providing financing to any party, cancellation of indebtedness owed Crochet & Borel, acquisitions and other material corporate restructuring, related party transactions exceeding $100,000, creation of new liens on Crochet & Borel’s assets, transfers of assets not in the ordinary course of business and making certain restricted payments.

As of September 30, 2007, the outstanding balance due under this New Stream loan agreement is approximately $1.6 million, which is due and payable by August 28, 2007.  Currently Crochet & Borel is not in compliance with certain financial covenants. Charys is working with New Stream to restructure the current credit facility.

Gottbetter Capital Subordinated Convertible Debt

On August 31, 2006, we closed a $20,000,000 financing, which was followed approximately two months later by a $1,000,000 tag-along financing, in the form of subordinated convertible notes.  The aggregate principal amount of these notes issued was $22,105,263, reflecting a 5% original issuance discount.  These notes were issued by us to a group of investors led by Gottbetter Capital Master, Ltd. and carried a 10% coupon rate and a 24-month term.  These notes were convertible into our common stock at a conversion price of $2.25 per share, which resulted in approximately 9,824,561 shares issuable upon conversion of all of the notes.  Further, in connection with our Vision financing, described below, we entered into a side letter agreement with the Gottbetter investors dated November 8, 2006, pursuant to which the investors waived certain preemptive rights and consented to the Vision financing, and pursuant to which we issued warrants to the Gottbetter investors to acquire approximately 11,030,614 shares of our common stock with an exercise price of $2.25 per share.  We also granted registration rights with respect to the conversion shares and warrant shares that may be received by the Gottbetter investors upon conversion of their notes or exercise of their warrants.

The Gottbetter investors received a senior security interest, which was subordinate only to existing security interests granted to banks and our other senior debt lenders, in substantially all of our assets and the assets of our subsidiaries.  We were required to make interest payments for the first nine months due on the Gottbetter notes, after which payments of principal and interest were scheduled to begin.

Beginning on February 22, 2007, and using proceeds from the sale of the McMahan Securities described elsewhere in this Annual Report, we redeemed all of the Gottbetter notes with the exception of certain of these notes in the aggregate principal amount of approximately $4.5 million.  However, pursuant to an Amendment Agreement dated as of April 5, 2007, between Charys and various investors, the investors purchased the remaining Gottbetter notes for then current balance in the amount of $4,719,200, and in the process extended their maturity date and made certain other modifications to the notes.  We have not made any of the payments due on the amended notes.  However, as of the date of this Annual Report, none of the holders of the amended notes has indicated an intention to institute any action against Charys.

In addition, Charys and the investors amended and restated the Registration Rights Agreement dated August 30, 2006 in order to, among other things, extend the filing and effectiveness deadlines for the registration of the Conversion Shares and the shares of our common stock into which the Warrants (as defined in the Securities Purchase Agreement dated August 30, 2006) are exercisable.

Ayin Tower Management/New Stream Revolving Credit Facility

On November 8, 2006, Ayin Tower Management Services, Inc. entered into a loan and security agreement with New Stream providing for up to $14,000,000 in revolving credit to Ayin Tower Management, which expires on November 8, 2008.  The actual amount of credit available under this New Stream loan agreement will be subject to quarterly adjustments based upon Ayin Tower Management’s earnings before interest, taxes, depreciation and amortization for specified periods.  Proceeds of this New Stream loan agreement may be used by Ayin Tower Management to refinance its existing indebtedness, for transaction expenses, for working capital and for other general corporate purposes.  This loan is secured by a pledge of all of the issued and outstanding capital stock of Ayin Tower Management.  In addition, we issued to New Stream a five-year warrant to purchase 600,000 shares of our common stock at an exercise price of $4.00 per share.  The shares of our common stock to be issued to New Stream upon the exercise of the warrant have registration rights.

As of September 30, 2007, the outstanding balance due under this New Stream loan agreement is approximately $6.5 million, which is due and payable by November 8, 2008.

Complete Tower Sources/New Stream Revolving Credit Facility

On March 6, 2007, Complete Tower Sources Inc. entered into a loan and security agreement with New Stream providing for a revolving credit facility of up to $10 million.  The actual amount of credit available under this New Stream loan agreement will be subject to adjustment primarily based upon the value of Complete Tower Sources’ receivables.  Proceeds of this New Stream loan agreement may be used by Complete Tower Sources to refinance existing indebtedness, for transaction expenses, for working capital, and for other general corporate purposes, and for certain other specified purposes.  Payment obligations under this New Stream loan agreement are secured by all of Complete Tower Sources’ property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired.  In connection with and as a condition precedent to the closing of this New Stream loan agreement, we and Ayin Tower Management Services, Inc., a subsidiary of our subsidiary Cotton Telecom, Inc., delivered guarantees pursuant to which we agreed to guarantee payment and performance of Complete Tower Sources’ obligations under its New Stream loan agreement.

Under this New Stream loan agreement, Complete Tower Sources is subject to certain limitations, including limitations on its ability to incur additional debt or sell assets, to make certain investments and acquisitions, to grant liens, and to pay dividends and distributions.  Complete Tower Sources is also subject to financial covenants that include a minimum interest coverage ratio and a minimum net borrowing availability.

As of September 30, 2007, the outstanding balance due under this New Stream loan agreement is approximately $1.2 million, which is due and payable by August 31, 2007.

Vision Financing

In order to finance the acquisition of the initial 40% interest in each of Cotton Holdings 1, Inc., Cotton Commercial USA, L.P. and Cotton Restoration of Central Texas, LP, as of December 4, 2006, we entered into a note and warrant purchase agreement with various purchasers led by Vision Opportunity Master Fund, Ltd. and issued notes for $14.5 million.  The subordinated convertible promissory notes sold in this financing bear interest at a rate of 8% per annum and are convertible into shares of our common stock based on an initial conversion price of $2.25 per share.  For no additional consideration, each of the purchasers was also issued:

•
Series A Warrants expiring on December 4, 2011 to purchase at an exercise price of $4.00 per share the number of shares of our common stock equal to 75% of the number of conversion shares (as defined in the Vision note and warrant purchase agreement) issuable upon conversion of the notes purchased by each purchaser;

•
Series B Warrants expiring on December 4, 2011 to purchase at an exercise price of $5.00 per share the number of shares of our common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser;

•
Series J Warrants expiring on September 7, 2007 to purchase at an exercise price of $3.25 per share the number of shares of our common stock equal to 100% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser;

•
Series C Warrants expiring on December 4, 2011 to purchase at an exercise price of $4.00 per share the number of shares of our common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser; and

•
Series D Warrants expiring on December 4, 2011 to purchase at an exercise price of $5.00 per share the number of shares of our common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser.

However, each of the purchasers was only issued Series J Warrants, Series C Warrants and Series D Warrants, if such purchaser’s aggregate investment in Charys was equal to or greater than $10,000,000 (including only such purchaser’s investment in the Vision financing plus such purchaser’s investment in the Gottbetter financing described below).  Further, a holder of Series C Warrants and Series D Warrants may not exercise such warrants unless such purchaser has first exercised its Series J Warrants.  A holder’s Series C Warrants and Series D Warrants will become exercisable as to a number of shares of our common stock equal to 75 percent of the number of shares of our common stock acquired by that holder through the exercise of its Series J Warrants.

Prior to February 28, 2007, the outstanding balance under the Vision note and warrant purchase agreement was approximately $14,450,000, which was due and payable by December 4, 2009.  On February 28, 2007 and March 1, 2007, Charys prepaid a total of $13,500,000 of the outstanding balance due Vision Opportunity Master Fund, Fort Mason Master, LP and Fort Mason Partners LP, using proceeds from the private offering of the McMahan Securities described in this Annual Report.  Upon the occurrence of such prepayments the following changes were made to the warrants held by Vision Opportunity Master Fund and the Fort Mason entities:

•	Their Series B Warrants were cancelled;

•	Their Series A Warrants were amended to reduce the exercise price of such warrants to $2.50 per share; and

•	Their Series J Warrants were amended to reduce the exercise price of such warrants to $2.40 per share.

The following changes were also made to the warrants held by Opal Limited, which only held Series A Warrants and Series B Warrants and did not receive Series J Warrants, Series C Warrants or Series D Warrants:

•	Its Series B Warrants were cancelled; and

•	Its Series A Warrants were amended to reduce the exercise price of such warrants to $2.50 per share.

None of the other warrants issued pursuant to the Vision note and warrant purchase agreement were affected in connection with this prepayment to Vision Opportunity Master Fund and the Fort Mason entities.  Any shares issuable upon exercise of the warrants have registration rights.

Of the $13,500,000 prepaid by Charys on February 28, 2007 and March 1, 2007, Vision Opportunity Master Fund received $10,000,000 and the two other investor entities together received $3,500,000.  Vision Opportunity Master Fund and the other investor entities no longer hold any of the promissory notes issued pursuant to the Vision note and warrant purchase agreement.  Each of the foregoing entities used the amounts prepaid to them to acquire units sold in the private offering of the McMahan Securities described in this Annual Report.

The remaining two investors in this financing each hold our Subordinated Convertible Promissory Note in the amount of $450,000 due December 7, 2009 which provides for quarterly interest payments to commence on March 1, 2007 which have not been paid.  In June, 2007, we settled the payment due on one of the notes by issuing 293,381 shares of our common stock to the holder.

Aeon Technologies Group/CAPCO Financing

On July 18, 2005, we arranged and guaranteed a financing for Aeon Technologies Group, Inc., with CAPCO Financial Company, a division of Greater Bay Bank N.A., to provide for an asset-based credit facility of up to $3,000,000, at prime plus six percent secured by personal property, including accounts receivable, contract rights, documents, instruments, deposit accounts, investment property, general intangibles and inventory, and a negative covenant with respect to any additional financing.

As of September 30, 2007, the outstanding balance due under this credit facility is approximately $0.8 million, which is due and payable by August 29, 2007.

In connection with this financing, on August 1, 2005, Venture Banking Group, an affiliate of CAPCO, received a warrant to purchase up to 862,069 shares of our common stock at $0.35 per share.  The warrant expires on July 31, 2012.  Venture Banking Group may from time to time convert this warrant, in whole or in part, into a number of shares of our common stock determined by dividing the aggregate fair market value of the shares minus the aggregate warrant price of such shares by the fair market value of one share.  The fair market value of the shares will be the closing price of the shares reported for the business day immediately before Venture Banking Group delivers its notice of exercise to us.  The shares of our common stock that may be received upon exercise of the warrant are entitled to registration rights.

On August 10, 2006, a portion of the warrant was exercised on a cashless basis, as a result of which 662,069 shares underlying the warrant were converted into 630,499 shares of our common stock.  The rights to purchase the remaining 200,000 shares under the warrant were transferred to and are currently held by Venture Banking Group’s parent corporation, Greater Bay Bancorp, and by an affiliate of these entities, Greater Bay Bancorp Foundation.

Digital Communications Services Credit Facility

Our wholly-owned subsidiary, Digital Communications Services, Inc., has a line of credit with a bank that provides for an asset-based credit facility of up to $1,000,000.  This line of credit accrues interest at a rate of prime plus 0.5%.  As of September 30, 2007, the outstanding balance due under this facility is approximately $999,999.

This line of credit is secured by all of Digital Communications Services’ accounts receivable and equipment and a personal guarantee by one of the Digital Communications Services’ former shareholders.

Method IQ/CAPCO Financing

On March 13, 2006, we arranged a financing for Method IQ, Inc. with CAPCO Financial Company to provide for an asset-based credit facility of up to $2,000,000. As of September 30, 2007, the outstanding balance under this facility is approximately $0.3 million, which is due and payable by March 13, 2008.  Interest accrues at a rate of prime plus 5.5%.

Method IQ’s obligations under its CAPCO financing agreement are secured by a security interest in all of Method IQ’s personal property, including accounts receivable, contract rights, documents, instruments, deposit accounts, investment property, general intangibles and inventory.  In addition, Method IQ may not execute any financing statements pledging accounts receivable, inventory or work in process in favor of any entity other than CAPCO.  Further, we guarantee all payments of Method IQ’s indebtedness under this facility.

In connection with this financing, on March 13, 2006, Venture Banking Group, an affiliate of CAPCO, received a seven year warrant to purchase up to 28,400 shares of our common stock at $1.69 per share.  The shares of our common stock that may be received upon exercise of the warrant are entitled to registration rights.

Harris/Posner Financing

In order to complete the purchase of Method IQ, we arranged financing with Mel Harris and Steven Posner.  On December 22, 2005, Charys and Billy V. Ray, Jr., our chief executive officer, executed a securities purchase agreement with Messrs. Harris and Posner pursuant to which they provided funding of $1,000,000 to Charys.  In consideration for this funding, we issued to them:

•	A $1,000,000 secured convertible debenture, which was converted into 1,565,000 shares of our common stock on May 26, 2006; and

•
Warrants to purchase an aggregate of 250,000 shares of our common stock.  The warrants provide for an exercise period of three years, expiring on December 22, 2008, with an exercise price equal to the lower of:  (i) $0.80 per share of the common stock; (ii) 120 percent of the average closing bid price for the five trading days immediately preceding December 22, 2005; or (iii) 80 percent of the lowest closing bid price for the five trading days immediately preceding the date of exercise.

We also agreed to file a registration statement with respect to the resale of the 1,565,000 shares issued upon the conversion of the secured debenture and the 250,000 shares underlying the warrants.  In addition, we agreed to use our best efforts to have the registration statement declared effective by the Securities and Exchange Commission by May 15, 2006, but in no event later than June 13, 2006.  Since we have not fulfilled this obligation by the required deadline, we are in default under the registration rights agreement.  As of the date of this Annual Report, we have not received any claim or notice of default under the registration rights agreement.

Series D Preferred Stock Financing

On May 19, 2006, we executed a securities purchase agreement with various investors whereby the investors purchased 1,300 shares of our newly created Series D Preferred Stock, having an aggregate stated value of $13,000,000, for a total consideration of $12,200,000, reflecting an issuance discount in the aggregate amount of $800,000.  The shares of Series D Preferred Stock were convertible into an aggregate of 5,777,778 shares of our common stock at a conversion price of $2.25 per share.

In addition, the investors were issued warrants to purchase 4,333,332 shares of our common stock.  Each warrant has an expiration date of five years from the date of issue and was initially exercisable at a price of $6.24, subject to adjustments.  However, pursuant to the forbearance letter discussed below, the number of shares issuable upon exercise of the warrants was increased to 12,017,774, and the exercise price was reduced to $2.25 per share, subject to adjustment.

The Series D Preferred Stock accrued special payments representing amortization of principal at the rate of $416.67 per month per share, beginning on November 6, 2006, the first of which was due on December 1, 2006.  Pursuant to the forbearance letter discussed below, the date for the initial payment was extended until January 5, 2007.  However, no special payments were made.  Shares of Series D Preferred Stock also accrued a quarterly cash dividend on their stated value of $10,000 per share at a rate of 8% per annum.

The holders of Series D Preferred Stock were granted registration rights with respect to the shares of common stock underlying the preferred stock and warrants, which required us to file a registration statement under the Securities Act of 1933 within 90 days of May 19, 2006, and to have it declared effective within 90 days thereafter.  We defaulted on our obligation to file a registration statement and, on November 8, 2006, delivered a forbearance letter to the holders of the Series D Preferred Stock, which sets forth the terms of a mutual understanding that was reached between us and the holders of the Series D Preferred Stock.

Pursuant to the terms of the forbearance letter, the holders of the Series D Preferred Stock agreed to forbear from exercising their rights and remedies with respect to our failure to file timely and have declared effective a registration statement.  Specifically, the holders of the Series D Preferred Stock agreed to refrain from declaring an event of default, triggering event, redemption, other default or acceleration, or otherwise demand payment of any liquidated damages payable under our certificate of designation for the Series D Preferred Stock and the related registration rights agreement, securities purchase agreement, warrants and other documents dated May 19, 2006 and entered into in connection with the Series D Preferred Stock financing until January 5, 2007.

We used $5,236,543 of the net proceeds of sale of our securities in connection with the Unit Purchase Agreement with McMahan Securities Co. L.P. described elsewhere in this Annual Report to purchase and retire 400 shares of our Series D Preferred Stock valued at $4,000,000, plus $1,236,543 in accrued interest and redemption premiums.

Pursuant to a Securities Exchange Agreement dated as of April 30, 2007, we issued to three investors our subordinated unsecured convertible notes in an aggregate amount of $15,037,278, which amount represented the then value of our Series D Preferred Stock, including accrued interest and redemption premiums, in exchange for the remaining 900 shares of our Series D Preferred Stock.  Each holder of such convertible notes is entitled to convert any portion of its outstanding and unpaid note into fully paid and nonassessable shares of our common stock.  The number of shares to be issued shall be determined by dividing the amount of the note to be converted by $2.25, subject to adjustment as provided in the note.  We were late in the payment due on July 13, 2007 to one investor,  have not made the August 3, 2007 payment due on the note payable to one of the investors, and have not made the payments due September 3, 2007 or October 3, 2007 to any  investor. Pursuant to the terms of the notes, a default under one note is a default under all three notes, even if the all of the payments were timely made with respect to the other two notes.  However, as of the date of this Annual Report, none of the investors have indicated an intention to institute any action against the Company.

In addition, and without limitation of any other rights and remedies under the foregoing notes, upon the first occurrence of a default under the Note, without regard to any cure period thereunder, and upon the expiration of each additional 30 day thereafter during which the event of default continues, in whole or in part (such late payment, the “Delinquent Payment Amount”), the Company shall issue a Warrant to the Holder for such number of shares of Common Stock of the Company equal to the Delinquent Payment Amount at such time divided by the Conversion Price.  Upon the second occurrence of an Event of Default, without regard to any cure period thereunder, the Company shall issue a Warrant to the Holder for such number of shares of Common Stock of the Company equal to the outstanding principal balance of the Note at such time divided by the Conversion Price.  As a result of our default, the investors have a right to 3,689,648 Default Warrant Shares at an exercise price of $5.00 per share.

Contemporaneously with the execution and delivery of the Securities Exchange Agreement, Charys and the investors executed a Registration Rights Agreement, pursuant to which Charys agreed to provide certain registration rights with respect to the shares of our common stock issued upon conversion of the notes.

At the closing of the Securities Exchange Agreement, that certain Escrow Shares Escrow Agreement pursuant to which Charys issued and delivered to Gottbetter & Partners, LLP 8,666,666 shares of our common stock as described above was terminated.

Those certain warrants issued to the original purchasers of our Series D Preferred Stock on May 19, 2006 remain outstanding.

HarPos Bridge Financing

On January 24, 2007, we closed on a bridge loan for $800,000 with HarPos Funding, LLC (“HarPos Financing”) pursuant to which the principal and accrued interest of $184,200 were due on the earlier of April 8, 2007 or upon Charys obtaining permanent financing.  In connection with this note, we issued warrants for 250,000 common shares at a purchase price of $2.25 per share, expiring January 8, 2011.  In addition, we executed consulting agreements with Mel Harris and Steven Posner, members of HarPos Funding LLC, for which they each received 100,000 restricted common shares.  The HarPos Financing was refinanced on May 3, 2007 pursuant to which the note shall be due and payable in 18 equal monthly installments of $61,399.11 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The refinanced note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made the August 3, 2007, the September 3, 2007, or the October 3, 2007 payment due on the note.  However, as of the date of this Annual Report, HarPos has not indicated an intention to institute any action against Charys.

Sean Posner Note

On May 3, 2007, we issued a note to Sean Posner in the amount of $367,954 to settle amounts due pursuant to a loan agreement dated May 1, 2006.  The Sean Posner Note is due and payable in 18 equal monthly installments of $20,907.29 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made the August 3, 2007, the September 3, 2007, or the October 3, 2007 payment due on the note.  However, as of the date of this Annual Report, Sean Posner has not indicated an intention to institute any action against Charys.

Steven Posner Note

On May 3, 2007, we issued a note to Steven Posner in the amount of $367,954 to settle amounts due pursuant to a loan agreement dated May 1, 2006.  The Steven Posner Note is due and payable in 18 equal monthly installments of $20,907.29 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made the August 3, 2007, the September 3, 2007, or the October 3, 2007 payment due on the note.  However, as of the date of this Annual Report, Steven Posner has not indicated an intention to institute any action against Charys.

Mel Harris Note

On May 3, 2007, we issued a note to Mel Harris in the amount of $368,064 to settle amounts due pursuant to a loan agreement dated May 1, 2006.  The Mel Harris Note is due and payable in 18 equal monthly installments of $20,913.54 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made the August 3, 2007, the September 3, 2007, or the October 3, 2007 payment due on the note.  However, as of the date of this Annual Report, Mel Harris has not indicated an intention to institute any action against Charys.

Mike Thomas

On May 15, 2007, Crochet & Borel Inc. issued a promissory note to Mike Thomas in the amount of $1,600,000 payable $100,000 down and the balance in 60 equal monthly installments of principal and accrued interest of $28,999.20 commencing June 1, 2007.  This note represents payment in full of amounts due for services rendered pursuant to a Consulting Agreement dated May 1, 2005.

Imperium Master Fund, Ltd.

On May 18, 2007, Charys executed a Note Purchase Agreement with Imperium Master Fund, Ltd.  Pursuant to the agreement we issued our Senior Secured Note in the principal amount of $690,000.  The note is due May 18, 2008 and bears interest at the rate of 12% per annum.  The note ranks senior to all outstanding and future indebtedness of Charys except as otherwise set forth in the agreement.  The note is guaranteed by each of our subsidiaries and secured pursuant to the terms of a Security Agreement.  The purpose of the loan was to provide the company working capital.

Cotton Companies Bridge Loan

On June 29, 2007, Cotton Commercial USA, L.P. executed a Note Purchase Agreement with Imperium Master Fund, Ltd.  Pursuant to the agreement, the Cotton Commercial USA, L.P. issued its Senior Secured Note in the principal amount of $3,040,000.  The note is due August 13, 2007 and bears interest at the rate of 8.25% per annum.  The note is guaranteed by Charys and each of the Cotton Companies and secured pursuant to the terms of a Security Agreement executed by the Cotton Companies.  The purpose of the loan was to provide the company working capital. We have not made the August 13, 2007 payment due on the note which included the entire principal balance and all accrued interest.

Financing Transactions before April 30, 2007

In addition to the financing transactions described above, we have one transaction entered into before the beginning of fiscal year covered by this Annual Report, in which certain activity occurred during the fiscal year covered by this Annual Report.

Highgate House Financing

In order to fund the purchase of Viasys Network Services, Inc. and Viasys Services, Inc., on November 17, 2005, we arranged for $4,000,000 of financing with Highgate House Funds, Ltd.  In connection with this financing, we issued to Highgate House:

•
A $4,000,000 secured debenture, which was convertible into shares of our common stock unless redeemed by us before March 17, 2006.  On April 20, 2006, Highgate House converted $600,000 of the debenture into 750,000 shares of our common stock.  We repaid approximately $3.3 million of this debenture and Highgate House converted the remaining $173,096 of the debenture into 216,370 shares of our common stock on May 19, 2006.  Accordingly, the Highgate House convertible debenture was terminated.

•
Warrants to purchase an aggregate of 1,000,000 shares of our common stock, which warrants initially had exercise prices of (i) $0.25 for 200,000 shares, (ii) $0.50 for 400,000 shares, (iii) $0.75 for 200,000 shares, and (iv) $1.00 for 200,000 shares.  Each of the exercise prices was reduced to $0.01 per share, except for the 400,000 shares exercisable at $0.50 per share, when the secured debenture was not redeemed in full before March 17, 2006.  The warrants expire on November 16, 2008 and may be exercised at any time until their expiration, in whole or in part.

Pursuant to the securities purchase agreement with Highgate House and to further ensure our obligation to issue shares of our common stock upon conversion of the debenture or exercise of the warrants, we issued and escrowed 20,000,000 shares of our common stock with an escrow agent.  The number of escrowed shares was reduced to 1,000,000 shares following the termination of the Highgate House debenture.

We also entered into an investor registration rights agreement with Highgate House, obligating us to register all of the shares issued or to be issued to Highgate House.  We were required to file a registration statement by February 13, 2006 and have the registration statement declared effective within 90 days thereafter.  We are in default under both of these requirements.  The agreement provides for monthly liquidated damages in the amount of 2% per month of the outstanding principal amount of the debentures for each month we are in default.  Although there is currently no principal amount of debentures outstanding, on June 20, 2007 Highgate House submitted a claim in the amount of $228,000 for liquidated damages based on our default under the registration rights agreement.

RISK FACTORS

Risks Relating to Our Business

We were required to restate our financial statements, which may cause some concern to potential investors and pose an impediment to our future funding efforts.

On December 6, 2005, we filed with the Securities and Exchange Commission Amendment No. 3 to our Annual Report on Form 10-KSB/A for the annual period ended April 30, 2005.  The amendment was filed to reflect the restatement of our financial statements for the year ended April 30, 2005, involving the accounting for the following two transactions occurring during that period:

•
Our accounting for the purchase of Aeon Technologies Group, Inc. did not comply with Statement of Financial Accounting Standards No. 141, “Business Combinations.”  The purchase agreement contains an “earn-out” feature in which the sellers would be paid additional consideration should Aeon Technologies Group, Inc. achieve performance targets as defined in the agreement.  We recorded additional goodwill and a contingent acquisition liability in connection with the purchase transaction based on our estimate of the consideration that would likely be paid under the earn-out provision.  Statement of Financial Accounting Standards No. 141 provides that contingent consideration should be recorded when the contingency is resolved, rather than as an estimated liability at the purchase date.

•
Our accounting for the purchase of real estate from CCI Associates, Ltd. did not comply with Emerging Issues Task Force 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Combination.”  The purchase agreement provides for a “make-whole” provision in which the sellers are guaranteed additional consideration should the market price of our common stock fail to achieve a target level as defined in the agreement.  In recording the purchase, we did not account for the difference in the current market price versus the make-whole target price of our common stock in determining the total consideration for the purchase.  Emerging Issues Task Force 97-15 indicates that this difference should be included as consideration.  By doing so, we have determined that the consideration paid for this purchase should have been $905,000 more than what we had recorded as basis in the real estate.  Thus, our subsequent sale of this real estate should have resulted in a loss of $34,753, rather than a gain of $870,247 as we had reported.

Although our management concluded that these restatements resulted from inadvertent errors and are not indicative of weakness in our internal controls over financial reporting and disclosure, these restatements could still cause an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares as well as our ability to raise additional funds on terms acceptable to us.

Our independent auditors have included an explanatory paragraph in their opinion concerning our ability to continue as a going concern.

It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements.  The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern.  We have incurred losses of $798,598, $1,429,165, and $309,125,469 for the fiscal years ended April 30, 2005, April 30, 2006, and April 30, 2007, respectively.  Our working capital deficit as of April 30, 2007 is $126,067,217.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as required, and, ultimately, to attain profitability.  Should any of these events not occur, we may not be able to implement our business plan and may be forced to curtail or cease our business operation.

We are a newly combined business with a limited operating history and are not likely to succeed unless we can overcome the many obstacles we face.

Our business strategy was initially to acquire various businesses and assets and to grow rapidly.  We later narrowed our acquisition focus to two primary business lines:

•	Remediation and reconstruction, and

•	Wireless communications and data infrastructure.

Since 2004, we have acquired Aeon Technologies Group, Inc. (formerly CCI Telecom, Inc.), Viasys Network Services, Inc., Viasys Services, Inc., Method IQ, Inc., LFC, Inc., Crochet & Borel Services, Inc., Complete Tower Sources Inc., Mitchell Site Acq, Inc., Cotton Holdings 1, Inc., Cotton Commercial USA, L.P. and Cotton Restoration of Central Texas, LP and a number of other smaller entities.  Our strategy now is to manage these acquired businesses and assets efficiently and integrate their operations.

We have a limited history operating and integrating the businesses we have acquired.  We have only relatively recently engaged in active business operations.  To date, our efforts have been devoted primarily to the following:

•	Organizational activities;

•	Developing a business plan for our business;

•	Making acquisitions;

•	Obtaining funding; and

•	Managing our acquired subsidiaries.

Our limited operating history in our targeted businesses makes it difficult for investors to evaluate our business and future operating results.  You should be aware of the difficulties, delays and expenses normally encountered by a newly-formed enterprise, many of which are beyond our control, including unanticipated expenses, employment costs and administrative expenses.  Our proposed business plans as described in this Annual Report may not materialize or prove successful, and we may never be able to finalize development of our services or operate profitably.  If we cannot operate profitably, you could lose your entire investment.

Some of our entities have a history of losses and large accumulated deficits.

In our consolidated form, for the fiscal years ended April 30, 2007, 2006, and 2005, we incurred net losses of $309,125,469, $1,429,165, and $798,598, respectively However, our ability to generate profits is dependent upon the successful integration of these businesses with our other operations as well as other factors (including weather), many of which are beyond our control.  Accordingly, there can be no assurance that we will be able to generate profits in the near future, or at all.

Unless we generate substantial revenue, our business may fail.

We will need to generate substantial revenue in order to satisfy our current obligations related to completed acquisitions and for the development and marketing of our services through strategic partnerships and other arrangements with investment partners.  In the event that we are not able to generate sufficient revenue to support our operations our business may fail.

Our disaster restoration operations are affected by weather conditions and seasonality and, therefore, are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.

Given the nature of our disaster restoration services, the demand for our services is highly influenced by the occurrence of weather conditions that cause residential or commercial property damage.  The unpredictable nature of weather conditions will cause the level of our disaster restoration revenue to fluctuate from period to period.  In addition, extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part.  Any such delays may adversely affect our operations and financial results and may adversely affect the performance of other projects due to scheduling and staffing conflicts.

We may not hire sufficient specialized personnel.

We are substantially dependent on the addition of specialized key personnel to assist us in the execution of our business model.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly-held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims that may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance coverage and other indemnification arrangements.  We currently carry limited directors’ and officers’ liability insurance.  Directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have greater directors’ and officers’ liability insurance coverage or to companies that have revenues or have received greater funding to date that can offer greater compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of local and regional companies compete. In particular, the telecommunication engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel.  Competition also places downward pressure on our contract prices and profit margins.  Intense competition is expected to continue in these markets, presenting us with significant challenges to our ability to achieve strong growth rates and acceptable profit margins.  If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall decline in our business.

Subsidiaries in our wireless communications and data infrastructure business line have a concentration of customers.

We have large customers who purchase services from several of our subsidiaries, according to subsidiary specialty and geographic requirements.  Concentration with a single or a few customers may expose us to the risk of substantial losses if a single dominant customer stops conducting business with our subsidiaries.  Moreover, we may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Certain of our subsidiaries do a significant amount of business with the Federal Emergency Management Agency and insurance providers, which affects adversely their ability to receive payments timely.

A significant amount of the work done by our remediation and reconstructive subsidiaries involve payments that are ultimately funded by the Federal Emergency Management Agency and various insurance providers.  The involvement of these government and insurance entities can result in the delay of payments due our subsidiaries for services performed.

Our projects expose us to potential professional liability, product liability, warranty and other claims.

We engineer and construct towers in which system failure could be disastrous.  Notwithstanding the fact that we generally will not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where we have constructed towers could result in significant professional liability, product liability or warranty or other claims against us.  Such liabilities could potentially exceed our current insurance coverage and the fees we derive from those products and services.  A partially or completely uninsured claim, if successfully upheld and of a significant magnitude, could potentially result in substantial losses.

Terrorism.

Terrorist acts or acts of war may cause damage or disruption to our business or business strategy, which could adversely impact revenue and financial condition.  In particular, our cell towers might prove to be an attractive target for terrorists who desire to disrupt communications that rely on the towers.  Our cell tower business is a significant segment of our current operations and our plans going forward.  If our cell towers are perceived to be at risk, we might not be able to attract the investors and the financing needed for continued growth in this sector.

Legislative actions and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations.  The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes.  These and other potential changes could materially increase the expenses we report under U.S. generally accepted accounting principles, and adversely affect our operating results.

Risks Relating to Our Current Financing Arrangements

There are a large number of shares underlying our convertible preferred stock, debentures and warrants that may be available for future sale, and the sale of these shares may depress the market price of our common stock.

As of June 30, 2007, we have reserved 292,633,974 shares of our common stock for issuance upon the exercise or conversion of all of our common stock warrants, convertible preferred stock and convertible notes.  The sale of these shares or the perception that these sales could occur may adversely affect the market price of our common stock.

In the event that our stock price does not achieve the required levels as called for in some of our agreements, we will be obligated to issue additional shares, resulting in substantial dilution to our existing stockholders.

We have entered into several agreements in connection with our acquisition and financing transactions whereby we agreed to issue additional shares of common stock or make cash payments should the market price of our common stock fail to reach specified target prices within a certain period of time.  We refer to such agreements as “make-whole provisions.”  A summary of the outstanding make-whole provisions can be found in “Management’s Discussion and Analysis or Plan of Operation — Commitments and Contractual Obligations” in this Annual Report.  If our stock fails to meet the applicable price levels to the extent of 50% below the applicable target prices, the maximum number of additional shares we may be required to issue is approximately 10,619,988.  The issuance of such shares will dilute the ownership interest of our existing stockholders.  See, “Management’s Discussion and Analysis or Plan of Operation — Commitments and Contractual Obligations — Make-Whole Provisions.”

We are in default of our obligations to various investors.

We are in default on the payments due on the refinancing of the Gottbetter Capital Subordinated Convertible Debt, the HarPos, Sean Posner, Steven Posner, and Mel Harris notes, the Vision Capital financing, the notes issued in exchange for our Series D Preferred Stock, the amended note to the Cotton sellers. We are also in default of covenants in our 8.75% Notes in the amount of $201.3 million which require us to timely file our Form 10K for the year ended April 30, 2007, and maintain our listing on certain principal trading markets. We may not be able to make the payments on the foregoing indebtedness if a demand is made.  If we cannot, our business may fail.  In addition our obligation to replace a standby-letter of credit securing obligations under certain insurance policies in the amount of $1,350,000 is in default

In addition, See “Description of Business — Financing Transactions.”

We are technically in default of certain of our registration rights obligations.

In connection with certain of our acquisitions and financing transactions, we have granted registration rights to sellers or lenders involved.  As of the date of this Annual Report, we are technically in default of a number of these registration rights obligations.  None of the holders of these registration rights have made any claims against us based on our defaults under their respective registration rights agreements.  However, should any such claims be made against us, we could be required to incur legal fees, pay damages or make certain other payments.  See “Description of Business — Material Acquisitions” and “ — Financing Transactions.”

If we are required for any reason to repay our outstanding secured obligations, we would be required to deplete our working capital, if available, or raise additional funds.  Our failure to repay the obligations, if required, could result in legal action against us, which could result in foreclosure on our assets.

We have several outstanding obligations that are secured by security interests in our assets.  If we are required for any reason to repay our outstanding obligations prior to maturity, we would be required to deplete our working capital, if available, or raise additional funds.  Our failure to repay the obligations could lead to the loss of these collateral assets, which would be detrimental to, and could even require us to cease, our operations.

We currently have the following material secured obligations:

•
Crochet & Borel/New Stream Secured Revolving Credit Facility.  On August 28, 2006, we entered into a senior secured revolving credit facility with New Stream Commercial Finance, LLC to provide up to $35 million in financing to Crochet & Borel Services, Inc., one of our wholly-owned subsidiaries.  This senior credit facility is secured by substantially all of the assets of Crochet & Borel Services, Inc. and all of our stock ownership in that subsidiary.  As of September 30, 2007, the outstanding balance on this credit facility, which is due and payable on August 28, 2007, is approximately $1.6 million.

•
Ayin Tower Management Services/New Stream Secured Revolving Credit Facility.  On November 8, 2006, one of our wholly-owned subsidiaries, Ayin Tower Management Services, Inc., entered into a senior secured revolving credit facility with New Stream Commercial Finance, LLC to provide up to $14 million in financing to that subsidiary.  This senior secured credit facility is secured by a pledge of all of the issued and outstanding capital stock of Ayin Tower Management Services, Inc.  As of September 30, 2007, the outstanding balance on this credit facility, which is due and payable on November 8, 2008, is approximately $6.5 million.

•
Complete Tower Sources/New Stream Secured Revolving Credit Facility.  On March 6, 2006, we entered into a senior secured revolving credit facility with New Stream Commercial Finance, LLC to provide up to $9 million in financing to Complete Tower Sources Inc., one of our wholly-owned subsidiaries.  Payment obligations under this senior credit facility are secured by substantially all of the assets of Complete Tower Sources Inc. and are guaranteed by us and Ayin Tower Management Services, Inc.  As of September 30, 2007, the outstanding balance on this credit facility, which is due and payable on August 31, 2007, is approximately $1.2 million.

•
Troy D. Crochet.  As part of the purchase price for Crochet & Borel Services, Inc., we executed a secured promissory note in favor of Troy D. Crochet.  This note, which has an outstanding balance of $47,169,383 as of June 30, 2007, is due and payable on January 31, 2009 and is secured by certain of our assets and the assets of Crochet & Borel Services, Inc. and another of our subsidiaries..

•
Amendment Agreement, dated as of April 5, 2007, between Charys and various investors with respect to the refinancing of the unpaid portion of the debt created pursuant to that certain Securities Purchase Agreement dated August 30, 2006, whereby we issued certain senior secured convertible notes in the aggregate amount of $4,719,200 due April 5, 2009, as may be extended at the option of the holder.

•
Cotton Companies Bridge Financing. On June 29, 2007, Cotton Commercial USA, L.P. executed a Note Purchase Agreement with Imperium Master Fund, Ltd.  Pursuant to the agreement, the Cotton Commercial USA, L.P. issued its Senior Secured Note in the principal amount of $3,040,000.  The note which is due August 13, 2007 and bears interest at the rate of 8.25% per annum has not been paid.  The note is guaranteed by Charys and each of the Cotton Companies and secured pursuant to the terms of a Security Agreement executed by the Cotton Companies.  The purpose of the loan was to provide the company working capital.

•
Amendment to Cotton Companies Acquisition Note.  We acquired Cotton Holding 1, Inc., Cotton Commercial USA, L.P. and Cotton Restoration of Central Texas, LP (the “Cotton Companies”), pursuant to a stock and limited partnership purchase agreement dated as of September 1, 2006, and amended on October 6, October 19, October 31, December 8, 2006 and February 21, 2007, for total consideration of 1,955,532 shares of our common stock (which have registration rights) and  $49,204,406 (composed of $39,204,406 paid in cash and a promissory note in the original principal amount of $10,000,000 bearing interest at the rate of 9% per annum). We amended and restated the promissory note on February 23 and June 25, 2007, and reduced the outstanding principal balance of the note to $5,184,931, which will be payable in 36 equal monthly installments of $175,943 each, beginning on September 1, 2007 and continuing on the first day of each month thereafter until August 1, 2010, when the entire amount shall be due and payable in full.  The foregoing note is secured by a security agreement of even date and the payment due beginning September 1, 2007 has not been paid.

See “Description of Business — Material Acquisitions” and “ — Financing Transactions” for information concerning certain other secured obligations.

We have significant debt obligations, and we may be unable to meet the associated debt covenants over time.

At April 30, 2007 we have indebtedness of approximately $315.1 million.  Certain of our debt obligations contain various financial covenants and other restrictions, including requirements on minimum income and cash flow, debt service coverage, tangible net worth and working capital requirements.  Furthermore, many of these debts or credit facilities also contain negative covenants that limit our ability to engage in certain investment and financing activities.  We may not be able continuously to meet these financial and negative covenants in the future.  If we fail to meet any of these financial covenants, our lenders could call their loans immediately.  In addition, many of these debt instruments also contain cross default provisions, and a default under one debt obligation may put us in immediate default under other payment obligations.  In the event we fail to repay the obligations upon demand, our lenders may file legal actions against us and foreclose on our assets, which may significantly disrupt, or even cause us to cease, our business.

Risks Relating to Our Stock

We do not have sufficient authorized shares of our common stock to cover our commitments to issue shares.

We currently do not have enough shares of our common stock authorized to cover all of our commitments to issue shares.  At some point we will have to amend our certificate of incorporation to provide for additional shares.  In order to do so, we are required to seek stockholder approval.  Since Mr. and Mrs. Ray have sufficient shares to ensure approval of such an amendment, we do not expect any difficulty in increasing our authorized shares of common stock.

Our common stock is thinly traded on the “pink sheets.”

Our common stock has historically been sporadically or thinly traded on the Over the Counter Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or none.  As of July 31, 2007, our average trading volume per day for the past three months was approximately 213,258 shares a day with a high of 884,700 shares traded and a low of 21,400 shares traded.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that, even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

However, on August 23, 2007, we announced that we had received an OTCBB Ineligibility Notification letter dated August 15, 2007 indicating that Charys has failed to comply with the OTCBB filing requirements under NASD Rule 6530e with respect to Charys’ Annual Report on Form 10-KSB discussed more fully below, and that Charys’ securities are, therefore, subject to removal from quotation on the OTCBB effective at the open of business on August 24, 2007.  Therefore, as of August 24, 2007, Charys’ common stock has been quoted on the “pink sheets” under the symbol CHYS.PK.

“Pink sheets” is an electronic system, published by Pink Sheets LLC, to display bid and ask quotation prices of securities.  The name “pink sheets’ stems itself from an earlier paper-based system, which was printed on pink paper.  It is mainly used by stock brokers trading over the counter securities in the United States.

Pink Sheets LLC is neither an NASD broker-dealer, nor registered with the U.S. Securities and Exchange Commission and it is not a stock exchange.

The SEC sees companies listed on the “pink sheets” as “among the most risky investments” and advises potential investors to heavily research the companies in which they plan to invest.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will not be sustained.

The market price for our common stock is particularly volatile.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  During the 52 week period ended July 31, 2007, the high and low closing prices of a share of our common stock were $2.58 and $1.20, respectively.  The volatility in our share price is attributable to a number of factors.  First, as noted above, the shares of our common stock are sporadically and thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of our shares in either direction.  Our stock price could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or risky investment due to our limited operating history, limited profits to date, and uncertainty of future market acceptance for our services.  As a consequence of this enhanced risk, more risk-averse investors, under the fear of losing all or most of their investment in the event of negative news or lack of progress, may be inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors may add to the volatility in the price of our common stock:  actual or anticipated variations in our quarterly or annual operating results; government regulations; announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; additions or departures of our key personnel; and the occurrence or non-occurrence of weather conditions that cause residential or commercial property damage.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Volatility in our common stock price may subject us to securities litigation.

In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our chief executive officer, Billy V. Ray, Jr., and his wife, Melissa Shoaf Ray, possess substantial voting control over our company.  Among other things, this could discourage or prevent a potential takeover of us that might otherwise result in stockholders receiving a premium over the market price for their shares.

Mr. and Mrs. Ray, as joint tenants with right of survivorship, own 3,948,350 shares of our common stock, which represents 7.6% of our issued and outstanding common stock as of June 30, 2007, and have the right to acquire an additional 487,222 shares of our common stock at $0.40 per share.  In addition, Mr. and Mrs. Ray own 1,000,000 shares of our Series A Preferred Stock, which has the equivalent voting power of 250 million shares of our common stock.  Consequently, Mr. and Mrs. Ray currently hold shares with voting rights equivalent to 253,948,350 shares of our common stock, which represents approximately 84.2% of the current combined voting power of our outstanding capital stock.  After considering the issuance of all of the shares potentially issuable upon conversion or exercise of all outstanding debentures, notes, warrants and options described in this Annual Report, the voting power of Mr. and Mrs. Ray represents more than 42.0% of the total combined voting power of our capital stock.  As a result, Mr. and Mrs. Ray may have the ability to exert effective control over matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.  Additionally, this concentration of voting power could discourage or prevent a potential takeover of our company that might otherwise result in stockholders receiving a premium over the market price for their shares.

Our issuance of additional common stock, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

We are entitled, under our certificate of incorporation, to issue up to 300,000,000 shares of common stock. Our board may generally issue shares of common stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time.  We may issue a large amount of additional securities to raise capital to further our development.  We may also issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans.  Over the past four years ended April 30, 2007, we issued a total of 5,481,369 shares to reduce our debt obligations, and we issued a total of 16,836,028 shares in payment for services.  Such issuances of our equity securities in the future may dilute your proportionate ownership and, should you convert any of the notes or exercise any of the warrants, your voting rights as a stockholder.

Our directors have the right to authorize the issuance of additional shares of our preferred stock.

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

The elimination of monetary liability against our directors under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions that eliminate the liability of our directors for monetary damages to Charys and our stockholders.  Our bylaws also require us to indemnify our officers and directors.  We may also have contractual indemnification obligations under our agreements with our directors, officers and employees.  The foregoing indemnification obligations could result in Charys incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage Charys from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees, even though such actions, if successful, might otherwise benefit us and our stockholders.

Members of our board are elected on a staggered basis, which can serve to entrench existing management and preclude takeover bids.

Members of our board are elected on a three-year staggered basis.  Although staggered or classified boards can provide continuity of management, they may also serve to entrench existing management and effectively preclude most takeover bids or proxy contests.  Board classification forces dissidents and would-be acquirers to negotiate with the incumbent board, which has the authority to decide on offers without a stockholder vote.  In addition, it is difficult to remove individual members of a staggered board for poor attendance or poor performance.

Anti-takeover provisions may impede our acquisition.

Certain provisions of the Delaware General Corporation Law have anti-takeover effects and may inhibit a non-negotiated merger or other business combination.  These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction.  As a result, certain of these provisions may discourage our future acquisition, including an acquisition in which the stockholders might otherwise receive a premium for their shares.

Since we have failed to remain current in our reporting requirements, we have been removed from the Over the Counter Bulletin Board, which could limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies like Charys whose securities trade on the Over the Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 of the Securities Exchange Act of 1934, in order to maintain price quotation privileges on the Over the Counter Bulletin Board.  Since we have failed to remain current in our reporting requirements, our common stock has been removed from trading on the Over the Counter Bulletin Board.  As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We were late on the filings of our Forms 10-KSB for our 2005, 2006 and 2007 fiscal years and our Forms 10-QSB for our fiscal quarters ended July 31, 2004, January 31, 2005, July 31, 2005, January 31, 2006, July 31, 2006 and January 31, 2007.  We filed a Form 12b-25 to request an extension for each of the above filings and with the exception of the Form 10-KSB for the 2006 fiscal year and the Form 10-QSB for the fiscal quarter ended January 31, 2006, we have made the filings within the permitted extension periods.  As a result of our late filing of the Form 10-QSB for the fiscal quarter ended January 31, 2006 and the late filing of our Form 10-KSB for the fiscal years ended April 30, 2006 and April 30, 2007, an “E” was placed upon our trading symbol.

We were also late in filing the financial statements on amendments to Form 8-K in connection with our acquisitions of Viasys Network Services, Inc., Viasys Services, Inc., Method IQ, Inc. and Crochet & Borel Services, Inc.  The amendments to Form 8-K containing the required financial information were later filed on April 13, 2006 for Viasys Network Services, Inc. and Viasys Services, Inc., April 20, 2006 for Method IQ, Inc., and August 29, 2006 for Crochet & Borel Services, Inc.  We were late in filing the above amendments due to the failure of the seller of Viasys Network Services, Inc. and Viasys Services, Inc. to furnish the required financial information on a timely basis.  Without that financial information, we could not prepare the financial information required in connection with the subsequent acquisitions.  In addition to the impact on our Forms 8-K relating to the acquisition of Viasys Network Services, Inc. and Viasys Services, Inc., the failure to receive the required financial information also caused us to be late in filing our Form 10-QSB for the period ended January 31, 2006.

Pursuant to NASD Rule 6530(e), a member firm of the NASD shall not be permitted to quote a security if while quoted on the OTCBB, the issuer of the security has failed to file a complete required annual or quarterly report by the due date for such report (including, if applicable, any extensions permitted by SEC Rule 12b-25) three times in the prior two-year period, or the security has been removed from the OTCBB due to the issuer's failure to satisfy paragraph 6530(a)(2), (3) or (4), above, two times in the prior two-year period.  If an issuer’s security becomes ineligible for quotation on the OTCBB pursuant to paragraph 6530(e)(1) above, the security will be removed from quotation on the OTCBB without the benefit of any grace period for the third delinquency, except that NASD will provide seven calendar days from the date notification is mailed to the issuer pursuant to paragraph 6530(f)(1) to permit an aggrieved party to request a review of the determination by a hearing panel.  Following the removal of an issuer’s security, such security shall not be eligible for quotation until the issuer has timely filed in a complete form all required annual and quarterly reports due in a one-year period.

As discussed above, we have been late on our filings at least three times within the last two years.  We do not when or if we will be eligible to resume quotation on the OTCBB.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the investment value of our stock.

Our shares of common stock are “penny stocks” because they trade on the “pink sheets” and are not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approves a person’s account for transactions in penny stocks; and

•	That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

The occurrence of these patterns or practices could increase the volatility of our share price.  Although we do not expect to be in a position to dictate the behavior of the market or broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our stock.

Risks Related to the Notes and Warrants

We may not be able to generate enough cash to service our debt.

Our ability to make payments on the McMahan Securities described in this Annual Report and any other debt existing or which we may incur, and to fund planned capital expenditures, will depend on our ability to generate cash.  Our ability to generate cash is subject to many factors that are beyond our control, including the weather and general economic, financial, competitive, legislative and regulatory factors.  While we expect that we will generate sufficient revenue from the various acquisitions we have made to meet our obligations, we cannot assure you that our business will generate sufficient cash flows from operations to enable us to pay the principal of and the interest on the notes and any other indebtedness or to fund our other liquidity needs

An active trading market for McMahan Securities may not develop.

The McMahan Securities are new issues of securities with no established trading market.  If such a market were to develop, the McMahan Securities could trade at prices that may be higher or lower than their offering price depending upon many factors, including prevailing interest rates, our operating results and the markets for similar securities.  The future market for the McMahan Securities may be subject to volatility.  Accordingly, no assurance can be given as to the liquidity of McMahan Securities.

We may be unable to purchase all of our notes upon a change in control or other repurchase event.

If a change in control or other repurchase event occurs, we may not have sufficient funds to pay the repurchase price for all of our notes tendered by the holders thereof or we may not be permitted to repurchase the notes tendered under our then existing credit arrangements.

The price of our common stock may fluctuate significantly, which may make it difficult for you to sell the common stock issuable upon conversion of the notes or exercise of the warrants when you want to or at prices you find attractive.

The price of our common stock on the “pink sheets” constantly changes.  We expect that the market price of our common stock will continue to fluctuate.  Holders who receive common stock upon conversion of their note or the warrants will be subject to the risk of volatility and depressed prices for our common stock.

Conversion of the McMahan Securities or exercise of the warrants will dilute the ownership interest of existing stockholders.

The conversion of some or all of the notes or the exercise of the warrants will dilute the ownership interests of existing stockholders.  Without taking into account any other issuance of common stock by us in the future, or the conversion of any other notes or the exercise of other warrants, the number of shares of common stock issuable upon conversion of all of the McMahan Securities represents approximately 433% of our currently issued and outstanding shares; or 223,610,978 shares Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.  In addition, the existence of the notes or warrants may encourage short selling by market participants because the conversion of the notes or warrants could depress the price of our common stock.

The McMahan Notes are unsecured and, therefore, are effectively subordinated to any of our secured debt.

The notes issued in connection with the offering of the McMahan Securities (the “McMahan Notes”) are our direct, unsecured and unsubordinated obligations and rank pari passu with all of our existing and future unsecured and unsubordinated indebtedness, senior in right of payment to any future indebtedness that is expressly made subordinate to the McMahan Notes and junior to our existing secured indebtedness (including our guarantees of certain obligations of certain of our subsidiaries that are secured by our interests in those subsidiaries and certain other assets) and to any permitted future secured indebtedness as to the property and assets securing said indebtedness.  In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of our secured debt may assert rights against the secured assets in order to receive full payment of their debt before the assets may be used to pay the holders of the McMahan Notes.  The McMahan Notes are also structurally subordinate to any indebtedness incurred by any of our subsidiaries (other than the subsidiaries that guarantee our obligations under the McMahan Notes), which means that holders of such debt, even if unsecured, have a prior claim against the assets of the subsidiary vis-à-vis our creditors (including holders of the McMahan Notes).

While certain of our subsidiaries have guaranteed our obligations under the McMahan Notes, those subsidiaries’ obligations under those guarantees may be limited.  Moreover, there are other material subsidiaries that have not guaranteed our obligations under the McMahan Notes.

Our obligations under the McMahan Notes are guaranteed by Crochet & Borel Services, Inc., Cotton Holdings 1, Inc., Cotton Commercial USA, L.P., Cotton Restoration of Central Texas, LP, Cotton Telecom, Inc., Ayin Tower Management Services, Inc., Complete Tower Sources Inc., Mitchell Site Acq, Inc., LFC, Inc., Viasys Network Services, Inc. and Viasys Services, Inc.  These guarantees are unsecured obligations, meaning that they rank pari passu with all other existing and future unsecured and unsubordinated indebtedness of the guarantor and junior to existing and future secured indebtedness of the guarantor as to the property and assets securing that indebtedness.  It is possible in certain circumstances that a court could hold obligations of a guarantor subordinate to the direct obligations of such guarantor.  Moreover, if a guarantee is challenged by creditors of a guarantor, it is possible that the amount for which such guarantor is liable under its guarantee would be limited (or the rights under the guarantee could be subject to avoidance or subordination) by application of fraudulent conveyance and equitable subordination principles.

The McMahan Notes may not be rated or may receive a lower rating than anticipated by investors, which could cause a decline in the liquidity or market price of the McMahan Notes.

We do not intend to seek a rating on the McMahan Notes.  However, if one or more rating agencies rates the McMahan Notes and assigns them a rating lower than the rating expected by investors, or reduces their rating in the future, the market price of the McMahan Notes and of our common stock may be adversely affected.

We are currently in default of several of our obligations under the McMahan Notes, which may cause the entire McMahan indebtedness to become due.  If we are unable to resolve the default with the McMahan Noteholders, our business could fail.

OTHER MATTERS

Competition

Remediation and Reconstruction.  We compete with many other companies in the sale of our disaster restoration and remediation services.  The principal methods of competition in our remediation and reconstruction businesses include quality of service, name recognition, pricing, customer satisfaction and reputation.  Competition in all of our geographic markets is strong.  Historically, our competition in the market for disaster restoration and cleaning services comes mainly from local, independently owned firms such as South Pro and Blackman-Mooring, and a few national companies such as Belfor and Service Master.

Wireless Communications and Data Infrastructure.  The telecommunications engineering services, construction, installation and maintenance services, premise wiring services, tower and infrastructure services industries in which we operate are highly competitive, fragmented and include numerous service providers.  Our competitors fall into three broad categories:

•	Independent service companies, such as Wireless Facilities, Inc., which provide a full range of wireless network services, and a large number of other companies that provide limited wireless services;

•	Construction and project management companies, such as Bechtel Group Inc. and General Dynamics, for the deployment of wireless networks; and

•	Information technology and consulting companies, such as Bearing Point, Inc., Logica and others, which have developed capabilities to deliver network consulting services to wireless service providers.

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

We believe our ability to compete depends on a number of additional factors, which are outside of our control, including the willingness of competitors to finance customers’ projects on favorable terms; the ability and willingness of customers to rely on their internal staffs to perform services themselves; and the customer’s desire to bundle equipment and services.

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

The competitors of Method IQ, Inc. in the technology implementation and integration services industry in which we operate tend to fall into one of two categories.

•
Organizations selling customer premise equipment to telecommunications managers within client companies.  These companies view the systems they are selling as a technology product sold on the merits of its features versus the competitors’ products.  These companies tend to sell systems to the telecommunications departments within a company and generally do not develop relationships with senior management of their customers.  Examples of these companies would be BellSouth, Avaya or Southeastern Telecom.

•
Consulting organizations that have some level of expertise within the contact center environment.  The consultants are usually focused on running the request for proposal process for a product selection, or on the sale of a consulting engagement focused upon the business processes used within the contact center.  There is rarely a time when the focus of the engagement is upon the entire set of needs of the company.  An example of this type of competitor would be Alltel or EDS.

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

Sales and Markets

All of our operating companies sell and market our services and capabilities through a collaborative effort of their individual sales force, senior management and in some instances through brokers or related groups.

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

Although Aeon Technologies is not directly subject to any FCC or similar government regulations, the wireless construction and related services are subject to various FCC regulations in the United States.  These regulations require that these wireless networks meet certain radio frequency emissions standards, and not cause interference to other services.  These wireless networks are also subject to government regulations and requirements of local standards.

Employees

As of April 30, 2007, we employed approximately 869 full-time employees and 89 part-time employees, between the holding company and our various subsidiaries.  None of these employees are currently represented by a labor union or are covered under a collective bargaining agreement.  As we grow, we will need to attract an unknown number of additional qualified employees.  Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed.  We do not expect that we will have any difficulty in locating additional employees to support our growth.

Item 2.	Description of Property.

As of April 30, 2007, Charys and our subsidiaries have leases covering the properties as described below.

Charys leases 7,781 square feet of office space at 1117 Perimeter Center West, Suite N-415, Atlanta, Georgia.  The lease provides for current monthly rental payments of $12,607 and will increase to $12,983 on April 1, 2008, $13,818 on April 1, 2009, and then three percent per annum over the term of the lease.  The lease is scheduled to expire on October 31, 2011

Aeon Technologies leases the following office and other facilities:

•
33,500 square feet of office space at 2100 Couch Drive, Suite A, McKinney, Texas.  The lease provides for monthly rental payments of $8,375 for the first year with a 3% rent escalation each year following.  The lease is scheduled to expire on December 31, 2011.

•	12,180 square feet of office space at 5555 Northwest Parkway, San Antonio, Texas. The lease provides for monthly rental payments of $19,333. The lease is scheduled to expire on April 30, 2015.

•
5,094 square feet of office space at 74 North Street, Suite 302, Pittsfield, Massachusetts.  The lease provides for fixed monthly rental payments of $3,066 per month over the term of the lease.  The lease is scheduled to expire on August 30, 2007.

Viasys leases 8,100 square feet of office space at 2944 Drane Field Road, Lakeland, Florida.  The lease provides for monthly rental payments of $6,313 over the term of the lease.  The lease is scheduled to expire on November 30, 2010.

Viasys also leases certain office and other facilities at nine locations.  The minimum payments for the operating leases remaining with non-cancelable lease terms in excess of one year for 2008, 2009 and 2010 are $245,374, $123,339 and $75,756 respectively.

Method IQ leases 10,847 square feet of office space at 1750 Founders Parkway, Suite 180, Alpharetta, Georgia.  The lease provides for monthly rental payments of $9,039 which will increase to $10,745 over the term of the lease.  The lease is scheduled to expire on April 10, 2012.

LFC, Inc. leases 9,307 square feet of office space at 17314 SH 249, Houston, Texas.  The lease provides for monthly rental payments of $13,612 over the term of the lease.  The lease is scheduled to expire on August 1, 2009.

LFC, Inc. also leases 3,110 square feet of office space at 8825 Solon Road, Suite F5 and F6, Houston, Texas.  The lease provides for monthly rental payments of $2,481.  The lease is scheduled to expire on January 1, 2008.

The Cotton Companies leases 91,161 square feet of office space at 2944 14345 NW Freeway, Houston, Texas.  The lease provides for monthly rental payments of $47,480 over the term of the lease.  The lease is scheduled to expire on July 15, 2010.

The Cotton Companies also leases certain office and other facilities at nine locations.  The minimum payments for the operating leases with remaining non-cancelable lease terms in excess of one year for 2008, 2009 and 2010 are $1,328,599, $1,312,047 and $1,099,420 respectively.

Crochet and Borel leases 20,475 square feet of office space at 2200 Denton Drive, Suite 106, Austin IS Texas.  The lease provides for monthly rental payments of $8,673 over the term of the lease. The lease expires August 31, 2007.  Complete Tower Sources Inc. leases 25,000 square feet of office space at 715 Vatican Road, Carencro, Louisiana.  The month to month lease provides for rental payments of $7,500.

Mitchell Site Acq, Inc leases 3,000 square feet of office space at 119 Veterinarian Road, Lafayette, Louisiana.  The lease provides for monthly rental payments of $3,000 over the term of the lease.  The lease is scheduled to expire on September 30, 2008.

We believe that all of our facilities are adequate for our current operations.  We expect that we could locate other suitable facilities at comparable rates, should we need more space.

Item 3.	Legal Proceedings.

Holcomb and Acosta Matters.  We are engaged in protracted litigation with our former president, Benjamin F. Holcomb, and our former vice president of business development, Edward K. Acosta, which is currently pending in the Superior Court of Fulton County, Georgia.  The Holcomb complaint described below was filed in September 2005 and the Acosta Complaint described below was filed in November 2005.  Messrs. Holcomb and Acosta were terminated by us in July 2005 and have filed a series of lawsuits seeking, among other things, damages for breach of their employment contracts and/or damages for alleged misstatements in our filings with the Securities and Exchange Commission.  In addition, Messrs. Holcomb and Acosta have sought to encumber shares of our preferred stock through the appointment of a receiver of such shares currently held by our chief executive officer, Billy V. Ray, Jr., and/or to assert a derivative action purportedly in our name against our board of directors, several officers and certain third parties.  Messrs. Holcomb and Acosta are represented by the same legal counsel in all such litigation.  We believe that these matters are without merit and intend to defend them vigorously.  These matters are described in more detail below.

Benjamin F. Holcomb v. Charys Holding Company, Inc., Civil Action File No. 2005CV105803, pending in the Superior Court of Fulton County, State of Georgia.  In June 2004, we entered into an employment contract with our former president, Benjamin F. Holcomb.  In July 2005, we terminated that employment contract.  On September 1, 2005, Mr. Holcomb filed suit seeking damages in excess of $100,000 arising out of what Mr. Holcomb claims to be a breach of his employment contract arising from our alleged failure to pay him compensation to which he claims he was entitled.  We believe Mr. Holcomb’s claims are without merit, and we intend to defend this litigation vigorously.  This litigation is currently in discovery.  As of the date of this Annual Report, no trial date has been set.

Edward Acosta v. Charys Holding Company, Inc., Civil Action File No. 2005CV108667, pending in the Superior Court of Fulton County, State of Georgia.  In July 2004, we entered into an employment contract with our former vice president of business development, Edward K. Acosta.  In July 2005, we terminated the employment contract.  On November 10, 2005, Mr. Acosta filed suit against us, Billy V. Ray, Jr., our chairman and chief executive officer, the law firm of Glast, Phillips & Murray, and Norman Reynolds, an attorney at Glast, Phillips (Mr. Reynolds and Glast, Phillips represent us in various matters) seeking damages in excess of $480,000 arising out of what Mr. Acosta claims to be a breach of his employment contract arising from our alleged failure to pay compensation to which he claims he was entitled and statements in our documents filed with the Securities and Exchange Commission, which Mr. Acosta claims to have been false and on which he allegedly relied in agreeing to become employed by us.  This litigation is currently in discovery.  We believe Mr. Acosta’s claims are without merit, and we intend to defend this litigation vigorously.  As of the date of this Annual Report, no trial date has been set.

Holcomb and Acosta “Derivative” Claims.  In November 2005, Messrs. Holcomb and Acosta sent identical letters to our chief executive officer, Mr. Ray, with copies to each member of our board of directors.  These letters purported to be stockholder demand letters requiring us to take remedial action with regard to five allegedly improper transactions in 2004 and 2005:

•	Certain real property was sold by us to an entity allegedly controlled by insiders resulting in an improper gain to the insiders, who include certain of our directors and our chief executive officer;

•	Issuance of common shares worth $430,000 on Form S-8 to a consultant;

•	Acceptance of $140,000 as a loan from a consultant;

•	Improper issuance of shares to consultants; and

•	Improper accruing for $446,000 in payroll tax penalties owing from one of our subsidiaries.

Our board of directors met on November 10, 2005 and again on February 21, 2006 to discuss these allegations.  Documents that the board might wish to review in evaluating and responding to those allegations were gathered by certain officers and directors and distributed prior to the February meeting, and a discussion was held.  The board appointed a special committee of certain directors to conduct further investigation and evaluation of the allegations.  The special committee was empowered to review the matters set forth in the allegations, and to have access to all of our records and all officers and directors they deem necessary to make a fully-informed evaluation of and response to the allegations, and whether any corrective action should be taken in light of them.  The special committee met on numerous occasions and finalized its recommendations on April 5, 2006.  Specifically, the special committee found that no remedial action demanded by Messrs. Holcomb and Acosta was necessary.  On April 6, 2006, the special committee made its recommendation to the full board, and the board adopted the recommendation by unanimous vote.

Holcomb “Receivership” Litigation.  On February 13, 2006, Mr. Holcomb filed suit against our chief executive officer, Mr. Ray, in the Superior Court of Fulton County Georgia seeking the appointment of a receiver to take possession of 1,000,000 shares of our Series A Preferred Stock currently held by Mr. Ray and his wife, which the suit alleges Mr. Ray pledged in connection with certain of our transactions without the consent of Mr. Holcomb.  Also named in the suit are Method IQ,  Inc., Mel Harris, Steven Posner, Glast Phillips & Murray PC, Rock Creek Equity Holding LLC, J. Alan Shaw, and SunTrust Banks, Inc.  The basis for the suit is Mr. Holcomb’s allegation that, on or about April 19, 2004, Mr. Ray, Alec McLarty (one of our directors) and Mr. Holcomb formed BRG Holdings, LLC for the purpose of owning the shares of the Series A Preferred Stock, and that certain transactions in connection with which Mr. Ray pledged the shares of the Series A Preferred Stock (specifically, a pledge of 50,000 the Series A shares in connection with our acquisition of Method IQ and a pledge of 950,000 Series A shares in connection with the Harris-Posner transaction) were entered into without Mr. Holcomb’s consent.  Although Mr. Ray had not yet been served with the complaint, Mr. Holcomb moved for the appointment of a receiver over Mr. Ray’s Series A shares, and a motion was heard by the court on February 21, 2006.  Mr. Ray argued to the court that, notwithstanding the formation of BRG Holdings, there was never an agreement to transfer Mr. Ray’s Series A shares to that company, nor any consideration received therefore from BRG Holdings, and that none of the transactions complained of required Mr. Holcomb’s consent.  The court summarily denied Mr. Holcomb’s motion on February 28, 2006, following which the complaint in the action was served on Mr. Ray.  Mr. Ray believes that the allegations in Mr. Holcomb’s lawsuit are without merit, and he intends to defend this lawsuit vigorously.

Acosta “Derivative” Litigation.  Shortly after the denial of Mr. Holcomb’s appointment for a receiver over Mr. Ray’s Series A Preferred Stock discussed above, on March 10, 2006, Mr. Acosta filed a derivative lawsuit in the U.S. District Court of the Northern District of Georgia, Atlanta Division, purportedly on our behalf against all of the members of our board of directors, as well as our chief financial officer, Raymond J. Smith, an advisor to the our board of directors, Marvin Rosen, Tony Gentile, IFG Private Equity, LLC, Janet Risher, the wife of Richard Mangiarelli, one of our former directors, Richard Schmidt, Paul Ferandell, Bruce Caldwell, Jimmy Villalobos, Ash Mascarenhas and Francis Zubrowski.  The complaint is premised on the same allegations forming the basis of Messrs. Holcomb and Acosta’s prior stockholder demands, and seeks unquantified monetary damages, a judgment declaring that certain defendants have breached their fiduciary duties to us, an injunction against further violations, and attorneys’ fees.  The complaint has not been validly served on any defendant.  In light of the special committee and full board rejection of the claims, among other reasons, we believe Mr. Acosta’s lawsuit is without legal merit, and we intend to defend it vigorously.

Certified/LVI Environmental Services, Inc., Certified/LVI Environmental Services of New Orleans, Inc., LVI Environmental Services, Inc. (a Florida corporation), LVI Environmental Services, Inc. (an Oklahoma corporation) vs. Crochet & Borel Services, Inc. and Charys.  On September 19, 2006, we were served with a demand for arbitration arising out of the following.  In 2005, Plaintiffs entered into subcontracts with our subsidiary, Crochet & Borel, for restoration, debris removal and abatement work for damages caused by hurricanes Katrina, Rita and Wilma in Texas, Mississippi, Louisiana and Florida.  Plaintiffs claim they are owed a net balance of $10,587,719.04 for work done pursuant to those subcontracts, and also claim we guaranteed payment of that amount.  An American Arbitration Association (“AAA”) arbitration is pending (Case No. 70 110 J 00760 06), and a hearing has been scheduled for the first week of December of 2007.  Plaintiffs also filed suit in the 60th Judicial District Court of Jefferson County Texas, Cause No. B-I 77,721, Certified/LVI Environmental Services, Inc., Certified/LVI Environmental Services of New Orleans, Inc., LVI Environmental Services, Inc. (a Florida corporation), LVI Environmental Services, Inc. (an Oklahoma corporation) vs. Crochet & Borel Services, Inc. d/b/a Crochet & Borel Services, Inc. and Charys Holding Company, Inc., asserting those same claims.  We challenged jurisdiction in Texas.  We dispute that Plaintiffs have any claim against us directly, including the alleged guaranty.  Plaintiffs have dismissed their claims against us in the Texas action, but have threatened to reassert similar and related claims in Georgia, in an effort to collect the aforementioned amount from us directly.  Plaintiffs contend payment is due now.  The agreements between Crochet & Borel and Plaintiffs provide that Crochet & Borel is not obligated to pay Plaintiffs until ten days after Crochet & Borel receives payment for Plaintiffs work.  Although the outcome of litigation cannot be predicted with any degree of certainly, Crochet & Borel expects to prevail on its contention that payment to Plaintiffs is not yet due.  Further, because Crochet & Borel anticipates that the amount ultimately owed will correspond to the amount Crochet & Borel collects from property owners, insurers and/or the Federal Emergency Management Agency for work done by LVI, the net financial impact of this litigation on us is not expected to be material.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Since July 20, 2004, our common stock has been quoted on the Over the Counter Bulletin Board under the symbol “CHYS.OB.”  However, since August 24, 2007, our shares of common stock have been quoted on the “pink sheets” under the symbol “CHYS.PK.”  The following table shows the quarterly high and low bid prices for our common stock over the last two completed fiscal years, as reported on the OTC Bulletin Board.  The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

Fiscal 2006 Quarter Ended:	High	Low
July 31, 2005	$0.45	$0.22
October 31, 2005	$1.60	$0.21
January 31, 2006	$1.50	$0.72
April 30, 2006	$4.85	$1.08

Fiscal 2007 Quarter Ended:
July 31, 2006	$10.75	$4.48
October 31, 2006	$7.65	$2.92
January 31, 2007	$3.18	$1.60
April 30, 2007	$2.40	$1.31

Fiscal 2008 Quarter Ended:
July 31, 2007	$2.58	$1.20

As of July 31, 2007, we had 53,496,003 shares of our common stock outstanding.  Our shares of common stock are held by approximately 590 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.  There is no trading market for the shares of our preferred stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board deems relevant.  However, we have entered into agreements that restrict our ability to pay dividends on our common stock until such time as our obligations under the McMahan Securities and certain of other obligations described in this Annual Report have been satisfied.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,641,133	-	5,358,867
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	11,641,133	-	5,358,867

Recent Sales of Unregistered Securities

There were no sales of Charys’ securities during the fiscal year covered by this Annual Report that were not registered under the Securities Act, to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Annual Report.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Charys or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Statements included in this Management’s Discussion and Analysis and Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement:

•	The extremely competitive conditions that currently exist in the market for companies similar to Charys; and

•	Lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission.

The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

We operate as a holding company with operating subsidiaries in the following two primary business lines:

•	Remediation and reconstruction; and

•	Wireless communications and data infrastructure.

Our business is more fully described in “Description of Business” in this Annual Report.

Beginning with the fiscal quarter ended July 31, 2006, we have classified our business and operating subsidiaries into the following two business lines for financial reporting purposes:

•	Disaster restoration and remediation services, including Crochet & Borel Services, Inc. and Cotton Companies; and

•	Wireless communications and data infrastructure, which covers the following four business lines:

1.	Data and communication infrastructure services, including Aeon Technologies Group, Inc., Digital Communications Services, Inc., Viasys Network Services, Inc. and Viasys Services, Inc.;

2.	Tower and infrastructure services, including LFC, Inc.;

3.	Technology implementation and integration services, including Method IQ, Inc.; and

4.	Professional administrative services, including Professional Resources Group of Georgia, Inc.

Plan of Operations.  Our proposed plan of operations for the next 12 months is to further develop our business plan in order to achieve profitability and improve the availability of working capital.  We have identified the following steps in order to accomplish the plan:

•	First, we must integrate the businesses we have acquired within our two primary business lines.

•	Second, we must identify and take advantage of synergies that exist within and across our two primary business lines.

•	Third, we must increase revenue in all operating subsidiaries, while at the same time maintaining or improving gross margins.

•	Fourth, we must control, and in some cases reduce, general and administrative expenses while growing our business.

Need for Additional Employees.  If our operations continue to grow as expected:

•	We need to continue to develop our management team; and

•	At certain points in our development we will need to hire additional employees at various levels of responsibility.

Otherwise, we do not expect any significant change in the number of our employees.

Profitability.  Profitability is directly dependent upon our ability to manage the companies we have acquired consistently with our business strategy, which is described in “Description of Business — Business Strategy” in this Annual Report.

Results of Operations

Comparison of consolidated results of operations for the years ended April 30, 2007 with April 30, 2006
	2007		2006		$ Change	% Change
Revenues	$77,274,624	100.0%	$48,570,912	100.0%	$28,703,712	59.1%
Gross profit	13,826,206	17.9%	9,962,701	20.5%	3,863,505	38.8%
Operating expenses	49,508,659	64.1%	11,092,586	22.8%	38,416,073	346.3%
Other income (expense)	(273,443,016)	(353.9)%	(299,280)	(0.6)%	(273,143,736)	(91267.0)%
Net loss	$(309,125,469)	(400.0)%	$(1,429,165)	(2.9)%	$(307,696,304)	(21529.8)%
Net loss per share:	$(9.33)		$(0.13)

Revenues. Consolidated revenues increased by $28,703,712 or 59.1% to $77,274,624 in fiscal 2007, as compared to the same period in the prior year.  The acquisition of Complete Tower Sources Inc, Mitchell Site Acq, Inc., Crochet & Borel, the Cotton Companies, LFC, Inc., and Digital Communications Services, Inc. during this period increased Charys’ consolidated revenues by $28,486,682.  The following table presents our revenues by segment of the years ended April 30, 2007 and 2006.
	2007		2006		$ Change	% Change
Disaster Restoration and Remediation Services	$13,742,125	17.8%	$-	0.0%	$13,742,125	N/A
Technology Implementation and Integration Services	8,825,835	11.4%	6,147,454	12.7%	2,678,381	43.6%
Data and Communication Services	43,978,643	56.9%	38,773,892	79.8%	5,204,751	13.4%
Tower and Infrastructure Services	10,728,021	13.9%	-	0.0%	10,728,021	N/A
Professional Administrative Services	-	0.0%	3,649,566	7.5%	(3,649,566)	(100.0)%
Total	$77,274,624	100.0%	$48,570,912	100.0%	$28,703,712	59.1%

Disaster Restoration and Remediation Services include the revenues of Crochet & Borel and the Cotton Companies for fiscal 2007. Crochet & Borel was acquired effective May 1, 2006.  Consequently, we did not report any revenues for the prior year. Cotton Companies was acquired effective December 8, 2006, consequently we did not report any revenues for the prior year.

Technology Implementation and Integration Services revenues, which includes Method IQ, Inc. increased by $2,678,381 or 43.6%, to $8,825,835. During the twelve month period ended April 30, 2006. Method IQ, Inc. recognized revenues related to a $1.5 million sale of software and hardware.

Data and Communication Services revenues for fiscal 2007 are from Aeon Technologies Group, Inc., Digital Communications Services, Inc., Complete Tower Sources Inc and Viasys.  The Digital Communications Services, Inc. acquisition was effective June 9, 2006 and the Complete Tower Sources Inc. acquisition was effective February 21, 2007.  Consequently, we did not report any revenues for the prior year.  Aeon Technologies Group, Inc., formerly CCI Telecom, Inc., and Viasys collectively reported a $453,219 or 1.2% increase in revenues during fiscal 2007 as compared to the same period in the prior year.

Tower and Infrastructure Services revenues include LFC, Inc., Mitchell Site Acq, Inc. and Ayin for fiscal 2007.  LFC, Inc. was acquired effective April 30, 2006, Ayin’s tower asset purchase was effective July 11, 2006 and Mitchell Site Acq. Inc was acquired effective February 21, 2007.  Consequently, we did not report any revenues for the prior year.

Professional Administrative Services revenues, which include Personnel Resources of Georgia, Inc., are $0 for fiscal 2007 as we discontinued operations in fiscal year 2007.

Cost of Revenues.  Consolidated Cost of revenues increased by $24,840,207 or 64.3% to $63,448,418 in fiscal 2007, as compared to the same period in the prior year.

	2007		2006		$ Change	% Change

Disaster Restoration andRemediation Services	$9,250,029	14.6%	$-	0.0%	$9,250,029	N/A
Technology Implementation and Integration Services	6,180,226	9.7%	4,109,233	10.6%	2,070,993	50.4%
Data and Communication Services	42,473,458	66.9%	31,757,603	82.3%	10,715,855	33.7%
Tower and Infrastructure Services	5,544,705	8.8%	-	0.0%	5,544,705	N/A
Professional Administrative Services	-	0.0%	2,741,375	7.1%	(2,741,375)	(100.0)%
Total	$63,448,418	100.0%	$38,608,211	100.0%	$24,840,207	64.3%

The Disaster Restoration and Remediation Services and Tower and Infrastructure Services business were all acquired during the current fiscal year as previously described in the above section.  Consequently we reported no operating cost and/or expenses during the fiscal 2006.

Technology Implementation and Integration Services cost of revenues, which includes Method IQ, Inc. increased by $2,070,993 or 50.4%, to $6,180,226.  The decrease is due to non-reoccurring cost of revenues related to the installation of software and hardware recognized during the three month period ended January 31, 2006.

Data and Communication Services cost of revenues for fiscal 2007 are from Aeon Technologies Group, Inc., Digital Communications Services, Inc., Complete Towers Sources, Inc. and Viasys.  The Digital Communications Services, Inc. acquisition was effective June 9, 2006.  Consequently, we did not report any cost of revenues for the prior year.  Aeon Technologies Group, Inc. and Viasys collectively reported a $7,532,110 or 23.7% increase in cost of revenues during fiscal 2007 as compared to the same period in the prior year.

Professional Administrative Services cost of revenues, which includes Personnel Resources of Georgia, Inc., are $0 for fiscal 2007 as we discontinued operations in fiscal year 2007.

Gross Profit.  Consolidated gross profit increased by $3,863,505 or 38.8% to $13,826,206 in fiscal 2007. The acquisition of Complete Tower Sources Inc, Mitchell Site Acq, Inc., Crochet & Borel, the Cotton Companies, LFC, Inc., and Digital Communications Services, Inc. during fiscal 2007 increased the Company’s consolidated gross profit by $10,697,944 and partially off set a decline of $6,834,439 in the existing business gross profit. The factors directly affecting this decline are the factors described previously in the Revenues section.

Operating Expenses.  Consolidated operating expenses increased by $38,416,073 or 346.3% to $49,508,659 in fiscal 2007.  The following table presents our operating expenses for the years ended April 30, 2007 and 2006.

	2007		2006		$ Change	% Change
General and administrative	$38,007,012	76.8%	$9,389,448	84.6%	$28,617,564	304.8%
Depreciation and amortization	11,501,647	23.2%	1,703,138	15.4%	9,798,509	575.3%
Total	$49,508,659	100.0%	$11,092,586	100.0%	$38,416,073	346.3%

General and administrative expenses increased by $28,617,564 or 304.8% to $38,007,012 in fiscal 2007.  The increase in expenses is a result of the following:

•
Increased expenses of $13,966,809 or 578.9% at the holding company level.  These increased expenses are a result of the increase in corporate activities specifically related to acquisitions and financing undertaken during fiscal 2007 as compared to fiscal 2006.

•
The increased expenses are a direct result of the recent acquired companies Complete Tower Sources Inc, Mitchell Site Acq, Inc., LFC, Inc., Digital Communications Services, Inc., the Cotton Companies and Crochet & Borel. General and administrative expenses generated by these companies totaled $10,856,335 or 37.9% of the periods reported expense.

Depreciation and amortization increased by $9,798,509 or 575.3% to $11,501,647 in fiscal 2007.  The increased expenses are a direct result of the Complete Tower Sources Inc, Mitchell Site Acq, Inc., LFC, Inc., Digital Communications Services, Inc., the Cotton Companies and Crochet & Borel acquisitions.  Depreciation and amortization expense generated by these recent acquired companies totaled $7,540,040 or 77.0% of the periods reported expense.

Other Net Expense.  Consolidated other net expense increased by $273,143,736 to $273,443,016 in fiscal 2007 as compared to net expense of $299,280 in fiscal 2006.  The following table presents other income (expense) for the years ended April 30, 2007 and 2006:

	2007		2006		$ Change	% Change

Gain on debt retirement	$-	0.0%	$1,596,355	(533.4)%	$(1,596,355)	(100.0)%
Loss on Impairment of goodwill	(202,540,512)	74.1%	-	0.0%	(202,540,512)	N/A
Gain on sale of discontinued operations	(78,899)	0.0%	197,778	-66.1%	(276,677)	(139.9)%
Interest expense	(71,826,881)	26.3%	(1,900,823)	635.1%	(69,926,058)	3678.7%
Gain on sale of property	1,254,352	(0.5)%	108,651	(36.3)%	1,145,701	1054.5%
Other income, net	(251,076)	0.1%	(301,241)	100.7%	50,165	(16.7)%
Total	$(273,443,016)	100.0%	$(299,280)	100.0%	$(273,143,736)	91267.0%

Gain on debt retirement in the amount of $1,596,355 in fiscal 2006 was a result of a transaction on April 26, 2005 whereby we entered into an agreement with Frost Bank relating to the restructuring of the credit facilities and the cancellation of a term note provided by Frost Bank to Aeon Technologies Group, Inc., formerly CCI Telecom, Inc.  Pursuant to the agreement to restructure CCI Telecom’s obligation to Frost Bank, we issued to Frost Bank 400,000 shares of our Series B preferred stock and 500,000 shares of our Series C preferred stock.  All common stock warrants previously issued by Aeon Technologies to Frost Bank were terminated.  Also, Frost Bank extended the final maturity of the existing credit line for a period of six months from February 1, 2005.  The transaction is described more fully in the “Description of Business – Our Various Acquisitions and Related Transactions” in this Annual Report.

We are required by SFAS No. 142 to review the recorded values of our goodwill for impairment on an annual basis. Goodwill arises from the purchase price exceeding the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions.  We completed our annual evaluation during the second and fourth quarters of fiscal year 2007 and recorded an impairment charge of $202,540,512 in order to reduce the carrying value of goodwill to it’s respective fair market value.  The impairment charge consists of an impairment in the amount of $20,122,369 for Viasys, an impairment in the amount of $5,526,439 for Method IQ, Inc., an impairment in the amount of $5,695,719 for Aeon Technologies Group, Inc., formerly CCI Telecom, Inc., an impairment in the amount of $3,559,570 for LFC, Inc., an impairment in the amount of $1,362,669 for Digital Communication Services, Inc. and an impairment in the amount of $166,273,746 for Crochet & Borel. All impairments include post-closing adjustments to goodwill.

Interest expense increased by $69,926,058 or 3678.7% to $71,826,881 in fiscal 2007 as compared to the same period in the prior year.  The increased expenses are as a result of several factors:

•	Interest expense accrued and paid for the period increased 805.7% to $17,215,605 as compared to the previous year.

•	Also included in interest expense are redemption premiums totaling $11,431,133 paid to two lenders at the date the indebtedness was redeemed as provided for in the Security Purchase Agreements.

•
Also included in interest expense is the amortization of the recorded value of the common stock warrants issued to certain lenders totaling $36,553,549.  The valuation of the common stock warrants is more fully described in Note 11 to the financial statements included in this filing.

•	Also included in interest expense is the amortization of financing costs totaling $5,722,907.

•	Also included in interest expense is the cost of accrued dividends related to the Series D preferred stock in the amount of $903,667.

Net Loss.  As a result of the factors described above, the net loss for fiscal 2007 was $309,125,469 as compared to a net loss of $1,429,165 in fiscal 2006.  Net Loss per weighted average common share of 33.1million basic and diluted shares was $9.33, as compared to a fiscal 2006 net loss per common share on 11.0 million basic and diluted shares of $0.13.

Liquidity and Capital Resources

The independent auditors’ report on our April 30, 2007 financial statements states that our recurring losses raise substantial doubt about our ability to continue as a going concern.  Our revenues are currently insufficient to cover our operating costs and expenses.  To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated; we will be required to raise additional capital from outside investors and/or banks or mezzanine lenders.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  There is no assurance that we will be successful in raising the funds required.  In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions.  Equity financing could result in additional dilution to our existing stockholders.

We continue to evaluate opportunities for corporate development.  Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

At April 30, 2007, our liquid working capital (cash, accounts receivable, costs in excess of billings, less current liabilities) was a deficiency of $134,531,753 as compared to a deficiency of $31,137,683 at April 30, 2006.  The increased working capital deficiency of $103,394,070 is a direct result of the increase in debt related to acquisitions which is more fully described in “Our Various Acquisitions and Related Transactions” section of this Annual Report and the $201.3 million private offering of securities to qualified institutional buyers, which we currently are in default on.

At April 30, 2007 the Companies total debt was $208,445,370, as compared to $26,099,733 at April 30, 2006.  The increase in debt is a direct result of the following:

•
The net increase in debt is a result of the acquisition of Cotton Companies, Complete Tower Sources Inc, Mitchell Site Acq, Inc., Crochet & Borel and Digital Communications Services, Inc. which increased total debt at the end of the period by $81,598,921,

•	A $201.3 million private offering of securities to qualified institutional buyers, which has been recorded on the Company’s general ledger at a net amount of $101,031,624, and

•	A net reduction of $284,908 by all other subsidiaries at the end of the period.

Net Cash Used by Operating Activities.  Net cash provided by operating activities was $54,464,380 for fiscal 2007 as compared to net cash used by operating activities of $954,947 for the same period in the prior year.

Net loss of $309,125,469 for fiscal 2007 was positively adjusted for the impact of non cash items including:  stock option expenses of $4,223,492, stock issued for services of $4,923,257, a net $85,847,564 change in working capital, adjusted for $11,533,270 in amortization and depreciation expenses, the amortization of financing costs to interest of $55,824,452 and the loss on the impairment of goodwill of $202,540,512; offset by a gain on the sale of property of $1,254,352 and a gain on disposal of discontinued operations of $48,346.

Net Cash Provided by Investing Activities.  Net cash used in investing activities was $172,593,476 in fiscal 2007 as compared to net cash used during the same period in the prior year was $601,054.

The net use of cash was impacted by the cash paid principally in the acquisitions of Cotton Companies, Crochet & Borel, Complete Tower Sources, Inc. and Mitchell Site Acq., Inc. for $165,736,671, the increase to capitalized cost of $6,274,705 and the purchase of property and equipment for $6,724,784; offset by the net sale of property and equipment in the amount of $1,292,541, the cash acquired in acquisitions of $4,201,699 and the decrease on non-current assets in the amount of $648,444.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $130,515,043 during fiscal 2007 as compared to net cash provided of $1,825,083 during the same period during the prior year.

The net use of cash was impacted by the net proceeds of $134,802,600 in borrowings offset by a net reduction in financing costs of $12,792,228, the sale of preferred stock in the net amount of $11,916,860, the proceeds from the exercise of common stock options of $94,887 and the proceeds from the exercise of common stock warrants in the amount of $492,924.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2007:

	Payment due by period
	Total	1 year	2-3 years	4-5 years	5+ years
Capital Leases	$1,317,591	$559,418	$640,586	$117,587	-
Operating Lease	12,308,749	3,247,361	5,167,639	2,994,827	898,922
Debt	315,077,953	242,559,170	64,219,470	8,299,313	-
Total Obligations	$328,704,293	$246,365,949	$70,027,695	$11,411,727	$898,922

Earn-Out Provisions.  We have entered into certain earn-out agreements as part of the consideration for certain acquisitions.  As of April 30, 2007, the maximum aggregate earn-out payable should each of the companies achieve the maximum results as provided for in the earn-out agreements is $82 million payable over the next three years.  The terms of the purchase agreements relating to the acquisitions of Aeon Technologies Group, Inc., LFC, Inc, Complete Tower Sources Inc, Mitchell Site Acq. Inc and the combined C&B / Cotton Companies provide for additional earn-out consideration in cash or our common stock to the selling stockholders of these companies based on the companies achieving future financial performance targets as specified in the agreements.

•	Under the Aeon Technologies Group, Inc., formerly CCI Telecom, Inc. purchase agreement formula no additional consideration was earned during fiscal 2006, or fiscal 2007.

•	Under the LFC, Inc. purchase agreement formula, the maximum amount of earn-out liability is $11.2 million during fiscal years 2007 to 2009.

•	Under the Complete Tower Sources Inc. purchase agreement formula, the maximum amount of earn-out liability is $7.1 million during fiscal years 2008 and 2009.

•	Under the Mitchell Site Acq. Inc purchase agreement formula, the maximum amount of earn-out liability is $2.7 million during fiscal years 2008 and 2009.

•	Under the amended Crochet & Borel /Cotton Companies purchase agreement formulas, the maximum amount of earn-out liability is $61.0 million during fiscal years 2007 to 2009.

Under generally accepted accounting principles, additional consideration resulting in future periods from these earn-out contingencies, if any, will be recorded to goodwill at the time the contingency is resolved.  Accordingly, our consolidated financial statements do not include any potential effects of these contingencies, which could be material.

Make-Whole Provisions.  We have entered into make-whole agreements as part of the stock consideration for certain acquisitions.  As with the earn-out provisions, our obligations under these provisions are also subject to the companies achieving future financial performance targets as set forth in the agreements.  The make-whole adjustment typically is effective when our common stock issued as part of a transaction trades at a price less than the targeted price level at a specific point of time or for a specific period.  At such time additional shares and/or cash, at our sole discretion, will be delivered to the holder of the shares.

The following summarizes the make-whole provisions with respect to our acquisitions as well as the numbers of shares we might be required to issue (assuming the companies have achieved the specified performance targets) if our stock price is 25%, 50% and 75% below the applicable target price (all terms used in the table are as defined in the applicable purchase agreement).

	Targeted		Determination	Estimated Maximum Number of Shares that may be issued
Acquisition	Per Share Price	Description	Period/Make- Whole Date	25% below target	50% below target	75% below target
Crochet & Borel Services, Inc. (1)	$8.18	Seller shall receive additional shares equal to the difference between $8.18 per share and the average price during the Determination Period, multiplied by the 8,008,000 shares and then divided by the market price of our common stock at the end of Determination Period.	30 days after the filing of our Form 10-KSB or Form 10-K, as the case may be, for our fiscal year ended April 30, 2008.	2,660,638	8,008,000	23,945,873

Cotton Holdings 1, Inc. (1)
	$8.18	Sellers shall receive additional shares equal to the difference between $8.18 per share and the average price during the Determination Period, multiplied by the 1,955,532 shares and then divided by the market price of our common stock at the end of Determination Period.	30 days after the filing of our Form 10-KSB or Form 10-K, as the case may be, for our fiscal year ended April 30, 2008.	649,721	1,955,532	5,847,518

Mitchell Site Acq, Inc.
	$6.85	Seller shall receive additional shares equal to the difference between the number of shares initially issued and the quotient of 500,000 divided by the average closing price during the Determination Period.	90 calendar days following the effectiveness of the first filed registration statement providing for the registration of the shares issued to the seller.	24,314	72,940	218,819

Complete Tower Sources Inc.
	$6.85	Seller shall receive additional shares equal to the difference between the number of shares initially issued and the quotient of 4,000,000 divided by the average closing price during the Determination Period.	90 calendar days following the effectiveness of the first filed registration statement providing for the registration of the shares issued to the seller.	194,505	583,516	1,750,548
__________
(1)
The Crochet & Borel Services, Inc. and Cotton Holdings 1, Inc. make-whole payments can be paid in cash or shares of our common stock at our option, subject to certain restrictions.  Our obligation to make these payments is subject to the combined companies’ achieving their consolidated earn-out target for the fiscal year ended April 30, 2008, subject to adjustment on the same basis as the earn-out payments.

Capital Expenditures Commitments.  As of the date of this Annual Report, Charys does not have any material capital expenditures commitments.

Going Concern

As of April 30, 2007, we had a $126,067,217 working capital deficit.  That condition created uncertainty as to our ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre acquisition) operating losses of certain acquired companies.  We have been making the following efforts to improve our overall financial condition:

•	Increasing revenue in all operating subsidiaries, while maintaining or improving gross margins in the process;

•	Controlling, and in some cases reducing, general and administrative expenses that will not impede growth; and

•	Seeking additional sources of working capital to fund daily operations.

Once the private offering of our separable units described in this Annual Report has been consummated and the net proceeds applied, although there can be no assurance, we do not expect to have a working capital deficit or any uncertainty as to our ability to continue as a going concern in the absence of additional capital and/or financing.

Quantitative and Qualitative Disclosure About Market Risk

We believe that we do not have any material exposure to interest or commodity risks.  We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions and trade policies and other external factors over which we have no control.

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

As discussed by our accountants in the audited financial statements included elsewhere in this Annual Report, our revenue is currently insufficient to cover our costs and expenses.  Our independent certified public accountants have stated in their report included elsewhere in this Annual Report that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations.  These factors, among others, may raise substantial doubt about our ability to continue as a going concern.  However, once the private offering of our separable units described in this Annual Report has been consummated and the net proceeds applied, we do not expect to have a working capital deficit or any uncertainty as to our ability to continue as a going concern in the absence of additional capital and/or financing.

Significant Accounting Policies

Revenue Recognition

Construction Activities.  Income from construction contracts is recognized on the percentage-of-completion method, whereby recognition of earnings on contracts in progress is calculated based on the ratio of cost incurred to date to total expected cost to be incurred on each contract (“cost-to-cost” method).  Contract costs include all direct material, labor, subcontract, travel, equipment costs, and related payroll taxes and insurance expense.  Changes in job performance, job conditions, estimated profitability and warranty work, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Contract losses are recognized fully when they are determined.  Change orders are recorded when approved by the customer.

Service Activities.  Revenue and related costs associated with service agreements are recognized at the time the work is completed and accepted by the customer, and if the agreement provides for no continuing obligation by us.  Progress billings, which may be allowed under an agreement, are recorded as deferred revenue until such time the work is completed and accepted by the customer.

Use of Estimates and Significant Risks

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue and costs relating to construction contracts and service agreements are particularly affected by management’s estimates.  Contracts awarded are normally the result of competitive bidding, and many of our significant contracts are based on a fixed price, rather than cost-plus or time and materials.  Initial cost estimates supporting our bids are necessarily based on facts and circumstances known at the time the estimates are made.  Estimates of projected contract costs must be continuously updated over the period of contract performance.  Unpredictable events can and do occur during contract performance, which can increase costs and erode the anticipated contract profit.  Change orders to recover additional costs from the customer may not be approved, or could be subject to protracted negotiations and concessions by us.  Considerable judgment must be applied to reasonably evaluate the potential outcomes of issues that arise during the contract performance period and the effect their resolution will have on the ultimate margins or losses that may be realized by us.  Consequently, the estimates that support our revenue recognition and cost accrual decisions have a very significant impact on the results of operations reported by us.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company’s subsidiaries have cash in depository accounts which exceed the level insured by the Federal Deposit Insurance Corporation. This uninsured risk is mitigated by maintaining depository accounts with high quality financial institutions.

Proceeds from the McMahan financing (see Note 8 to the financial statements included in this filing) of $8.8 million were placed in escrow with the Bank of New York as required by the financing agreement to fund the first two quarterly interest payments relating to this financing, due May 16, 2007 and August 16, 2007. Accordingly, this cash was not available for general working capital needs as of April 30, 2007 and is presented as restricted cash in the accompanying 2007 consolidated balance sheet.

Accounts Receivable

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debt charged to earnings.  Losses are charged against the allowance when management believes the uncollectibility of a receivable is probable.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for doubtful accounts is evaluated on a regular basis by management and is based on historical experience and specifically identified questionable receivables.  The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Allowance for doubtful accounts was $17,433,290 and $2,567,731 at April 30, 2007 and 2006.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated on the straight-line and accelerated methods based on estimated useful lives which generally range from five to seven years for equipment, 10 years for leasehold improvements and 29 years for buildings.

Intangible Asset Valuation

Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed.  SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses financial accounting and reporting for acquired goodwill and other intangible assets.  For purposes of goodwill impairment measurement, we are required to compare the fair value of the reporting unit with its carrying amount (net equity), including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions.  We completed our annual evaluation during the second and fourth quarters of fiscal year 2007 and recorded an impairment charge of $202,540,512 in order to reduce the carrying value of goodwill to it’s respective fair market value.  The impairment charge consists of an impairment in the amount of $20,122,369 for Viasys, an impairment in the amount of $5,526,439 for Method IQ, Inc., an impairment in the amount of $5,695,711 for Aeon Technologies Group, Inc., formerly CCI Telecom, Inc., an impairment in the amount of $3,559,570 for LFC, Inc., an impairment in the amount of $1,362,669 for Digital Communication Services, Inc. and an impairment in the amount of $166,273,746 for Crochet & Borel. All impairments include post-closing adjustments to goodwill.

Accounting for Debt with Detachable Warrants

During the year ended April 30, 2007, a total of $252.8 million in debt was issued by the Company with detachable warrants for the purchase of up to 191,354,225 shares of common stock at a prices ranging from $.2.25 to $5.00 per share and expiring at various dates during 2008 through 2012. On the commitment dates, the Company allocated the proceeds between the debt issuances and the related warrants as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. As a result, the Company recorded a debt discount arising from the fair value allocation to the warrants in the total amount of $140 million, which is amortized as interest expense over the terms of the loans using the interest method. Of this debt, $39.6 million of principal pay-offs were made as a result of a major financing obtained in February 2007. At that time, the Company charged the unamortized discount associated with these principal pay-offs to interest expense.

Issuance costs allocated to the debt, in the amount of $15.3 million were recorded as financing costs and are amortized to interest expense over the life of the related loans.

Earnings Per Share

Basic earnings or loss per common share is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period.  Diluted earnings per common share, in addition to the weighted average determined for basic earnings per share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  In estimating future tax consequences, we consider all expected future events other than enactment of or changes in the tax law or rates.  We file consolidated federal income tax returns.

Accounting for Acquisitions

Charys acquired all outstanding shares of Personnel Resources of Georgia from Billy V. Ray, Jr., our controlling stockholder and chief executive officer.  Due to the common control and absence of non-controlling minority interests in Personnel Resources of Georgia, Inc., the transaction was characterized as a transfer of assets, or potentially an exchange of shares, in accordance with SFAS No. 141 “Business Combinations,” and not as a purchase.  Under SFAS No. 141, a transfer of net assets or exchange of shares between entities under common control is accounted for by the receiving entity Charys recognizing the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity Personnel Resources of Georgia, Inc., and not at fair value in the case where the purchase method of accounting applies.  As required by SFAS No.141, the accompanying financial statements are presented as if the transfer had occurred at the beginning of all periods.

Stock-Based Compensation

We have adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” and Statement of Financial Accounting Standards No. 148, as amended, and elected to use the intrinsic value method in accounting for our stock option plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements for this plan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Other Information

Our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal years ended April 30, 2007 and April 30, 2006 are presented in the table below and reconciled to our net earnings (loss).  EBITDA is presented, because it is a widely accepted financial performance indicator.  It is also the bases on which certain of our compensation plans are based.  EBITDA is not a term that has a specific meaning in accordance with GAAP and may be calculated differently by others.  EBITDA should not be considered in isolation, as a substitute for earnings from operations or cash flow data calculated in accordance with GAAP, or as a measure of a company’s profitability or liquidity.

	2007	2006	$ Change	% Change
Net loss	$(309,125,469)	$(1,429,165)	$(307,696,304)	21529.8%
Interest expense	71,826,881	1,900,823	69,926,058	3678.7%
Non cash consulting expenses	3,420,500	231,441	3,189,059	1377.9%
Loss on impairment of goodwill	202,540,512	-	202,540,512	N/A
Depreciation and amortization	11,501,647	1,703,138	9,798,509	575.3%
EBITDA	$(19,835,929)	$2,406,237	$(22,242,166)	(924.4)%

Recent Developments

Since the end of our fiscal year ended April 30, 2007, we have had the following developments:

•
On January 24, 2007, we closed on a bridge loan for $800,000 with HarPos Funding, LLC (“HarPos Financing”) pursuant to which the principal and accrued interest of $184,200 were due on the earlier of April 8, 2007 or upon Charys obtaining permanent financing.  In connection with this note we issued warrants for 250,000 common shares at a purchase price of $2.25 per share, expiring January 8, 2011.  In addition, we executed consulting agreements with Mel Harris and Steven Posner, members of HarPos Financing, for which they each received 100,000 restricted common shares.  The HarPos Financing was refinanced on May 3, 2007 pursuant to which the note shall be due and payable in 18 equal monthly installments of $61,399.11 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The refinanced note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made either the August 1, 2007 payment due on the note or any subsequent monthly payments. On October 16, 2007 the Company received a notice of default declaring the entire principal amount due and payable no later than October 22, 2007. As of this date we have not made this payment.

•
On May 3, 2007, we issued a note to Sean Posner in the amount of $367,954 to settle amounts due pursuant to a loan agreement dated May 1, 2006.  The Sean Posner Note is due and payable in 18 equal monthly installments of $20,907 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel Services, Inc.  We have not made the August 1, 2007 payment due on the note or any subsequent payments. On October 16, 2007 the Company received a notice of default declaring the entire principal amount due and payable no later than October 22, 2007. As of this date we have not made this payment.

•
On May 3, 2007, we issued a note to Steven Posner in the amount of $367,954 to settle amounts due pursuant to a loan agreement dated May 1, 2006.   The Steven Posner note is due and payable in 18 equal monthly installments of $20,907 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel Services, Inc.  We have not made the August 1, 2007 payment due on the note or any subsequent payments. On October 16, 2007 the Company received a notice of default declaring the entire principal amount due and payable no later than October 22, 2007. As of this date we have not made this payment.

•
On May 3, 2007, we issued a note to Mel Harris in the amount of $368,064 to settle amounts due pursuant to a loan agreement dated May 1, 2006.   The Mel Harris note is due and payable in 18 equal monthly installments of $20,913 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel Services, Inc.  We have not made the August 1, 2007 payment due on the note or any subsequent payments. On October 16, 2007 the Company received a notice of default declaring the entire principal amount due and payable no later than October 22, 2007. As of this date we have not made this payment.

•
On May 15, 2007, Crochet & Borel Services, Inc. issued a promissory note to Mike Thomas in the amount of $1,600.000 payable $100,000 down and the balance in 60 equal monthly installments of principal and accrued interest of $28,999 commencing June 15, 2007.  This note represents payment in full of amounts due for services rendered pursuant to a Consulting Agreement dated May 1, 2005. Crocchet & Borel Services, Inc. has not made the payment due July 1, 2007 or any subsequent payments.

•
On May 18, 2007, Charys executed a Note Purchase Agreement with Imperium Master Fund, Ltd.  Pursuant to the agreement we issued our Senior Secured Note in the principal amount of $690,000.  The note is due May 18, 2008 and bears interest at the rate of 12% per annum.  The note ranks senior to all outstanding and future indebtedness of Charys except as otherwise set forth in the agreement.  The note is guaranteed by each of our subsidiaries and secured pursuant to the terms of a Security Agreement.  The purpose of the loan was for working capital.

•
On June 4, 2007, we filed an application with the American Stock Exchange to list the shares of our common stock for trading on the exchange.  As of the date of this Annual Report, we have not received a notification that our shares have been accepted for trading.

•
On June 29, 2007, Cotton Commercial USA, L.P. executed a Note Purchase Agreement with Imperium Master Fund, Ltd.  Pursuant to the agreement, the Cotton Commercial USA, L.P. issued its Senior Secured Note in the principal amount of $3,040,000.  The note is due August 13, 2007 and bears interest at the rate of 8.25% per annum and is guaranteed by Charys and each of the Cotton Companies and secured pursuant to the terms of a Security Agreement executed by the Cotton Companies.  The purpose of the loan was for working capital. We have not made the August 15, 2007 payment due on the note on which date the principal amount and all accrued interest was due.

•
On July 10, 2007, we received Consents from the holders of the McMahan Securities with respect to the adoption of a proposed amendment to the Indenture and a consent to a refinancing of “Existing Secured Indebtedness” as defined in the Indenture as described in that certain Consent and Amendment to Indenture sent to the holders.  The purpose of the solicitation of the Consents was to amend the Indenture to enable Charys to re-allocate the $35,000,000 of “Existing Secured Indebtedness” currently available to our Crochet & Borel subsidiary among our other subsidiaries in order to implement the reorganization of our business into two distinct business operations, disaster/remediation, and telecommunications and construction activities related thereto.  In order to permit the requested ability to allocate “Existing Secured Indebtedness” it was necessary to amend the definition of “Existing Secured Indebtedness” as described in the Consent and Amendment.

•
In addition, Charys has refinanced its Series D preferred stock in exchange for Subordinated Unsecured Convertible Notes in an aggregate amount of $15,037,278, pursuant to that certain Securities Exchange Agreement dated as of April 30, 2007, by and among Charys and the investors listed on the Schedule of Investors attached thereto, all more fully described in a Form 8-K filed by Charys with the Securities and Exchange Commission on May 24, 2007 (the “Series D Transaction”).  The Series D preferred stock provided for certain payments and other obligations by Charys.  We felt it was in our best interests to incorporate all of these obligations into Subordinated Unsecured Convertible Notes and cancel the Series D preferred stock.  We desired for the holders of the McMahan Notes to consent to the refinancing and exchange. We have not made the August 3, 2007 payment due on the note payable to one of the investors and we were late in the payment due on July 13, 2007 to that investor and subsequently have made no futher payments to any of the investors. On October 23, 2007 one of the investors made a demand for redemption of the note to that investor in the original principal amount of 8,354,043.

•
We acquired Cotton Holding 1, Inc., Cotton Commercial USA, L.P. and Cotton Restoration of Central Texas, LP (the “Cotton Companies”) pursuant to a stock and limited partnership purchase agreement dated as of September 1, 2006, and amended on October 6, October 19, October 31, December 8, 2006 and February 23, 2007, for total consideration of 1,955,532 shares of our common stock (which have registration rights) and $49,204,406 (composed of $39,204,406 paid in cash and a promissory note in the original principal amount of $10,000,000 bearing interest at the rate of 9% per annum). We amended and restated the promissory note on February 23 and June 25, 2007, and reduced the outstanding principal balance of the note to $5,482,816, which will be payable in 36 equal monthly installments of $175,943 each, beginning on September 1, 2007 and continuing on the first day of each month thereafter until August 1, 2010, when the entire amount shall be due and payable in full. We have not made the September 1, 2007 or the October 1, 2007 payment due on the note.

•	On August 24, 2007, our shares of common stock began trading on the “pink sheets” due to our failure to meet the quotation standards for the Over the Counter Bulletin Board.

•
We are in default of certain provisions of the Company’s 8.75% Senior Convertible Notes Due 2012 (the “Notes”) that were issued pursuant to the that certain Indenture, dated as of February 16, 2007 (as amended, modified, supplemented or amended and restated from time to time, the “Indenture”). The defaults include the Company’s failure to deliver the Company’s annual financial statements and the Company’s failure to deliver a Right of Repurchase Notice and Notice of Default in connection therewith.

●
We are in default of the convertible promissory notes in the amounts of $473,849 and $242,151 issued in connection with the Viasys acquisitions to Mel Harris and Steven Posner respectively, which were due September 29, 2007. Mel Harris has filed suit in connection with the matter.

Item 7.	Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F/S-1 through F/S-50.

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Charys have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls Over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None

PART III

Item 9.                 Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information concerning directors and the nominees for director of Charys Holding Company, Inc. will be included under the caption “Election of Directors,” “Information as to Nominees and Other Directors,” “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement and is incorporated herein by reference.

The following table sets forth information concerning the executive officers of Charys as of the date of this Annual Report:

Name	Age	Position	Class	Director Since
Billy V. Ray, Jr	49	Chairman, Chief Executive Officer, and Director	C	2004
Raymond J. Smith	55	Vice President, Chief Financial Officer, and Secretary	N/A	N/A
Michael Oyster	50	Executive Vice President and Director	A	2004

____________
(1)	Billy V. Ray, Jr. served as our president from December 2003 until June 25, 2004 when he was elected chairman of the board. Mr. Ray was elected as chief executive officer on April 28, 2004.
(2)	Raymond J. Smith was a financial consultant from 2000 until his election as our chief financial officer on June 25, 2004. He was elected as a vice president and secretary on April 28, 2004.
(3)	Michael Oyster was elected a vice president on February 1, 2006.

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

Information concerning executive compensation will be included under the captions “Executive Compensation and Other Information,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions will be included under the caption “Certain Relationships and Related Transactions” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Exhibits.

Exhibit No.	Identification of Exhibit
2.1*
Plan and Agreement of Merger between Spiderboy International, Inc. and Charys Holding Company, Inc. dated June 25, 2005 (Incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement (File No. 000-18292), filed on June 11, 2004).

2.2*
Amended and Restated Stock Purchase Agreement by and between Janet Risher, Richard Schmidt, and Billy V. Ray, Jr., dated May 25, 2004 (Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K/A (File No. 000-18292), filed on June 1, 2004).

3.1*
Articles of Incorporation of Rogers Hardware and Lumber Company filed on February 11, 1959 with the State of Minnesota (Incorporated by reference to Exhibit 3.1 to Form 10-KSB (Commission File No. 000-18292), filed on May 4, 2006).

3.2*
Certificate of Restated Articles of Incorporation of Rogers Hardware and Lumber Company filed on December 10, 1968 with the State of Minnesota, changing the corporate name to Component Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-KSB (Commission File No. 000-18292), filed on May 4, 2006).

3.3*
Certificate of Restatement of Articles of Incorporation of Component Systems, Inc. filed on May 21, 1987 with the State of Minnesota, changing the corporate name to Prestine, Inc. (Incorporated by reference to Exhibit 3.3 to Form 10-KSB (Commission File No. 000-18292), filed on May 4, 2006).

3.4*
Modification of Statutory Requirements or Amendments of Articles of Incorporation of Prestine, Inc. filed on April 23, 1968 with the State of Minnesota, changing the corporate name to High Country Ventures, Inc. (Incorporated by reference to Exhibit 3.4 to Form 10-KSB (Commission File No. 000-18292), filed on May 4, 2006).

3.5*
Amendment of Articles of Incorporation of High Country Ventures, Inc. filed on October 13, 2000 with the State of Minnesota, changing the corporate name to Spiderboy International, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 7, 2001).

3.6*
Certificate of Designation, Preferences and Rights of Series A preferred stock of Spiderboy International, Inc. filed on February 24, 2004 with the State of Minnesota (Incorporated by reference to Attachment D to the amended Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 7, 2004).

3.7*
Certificate of Incorporation of Charys Holding Company, Inc. filed on April 16, 2004 with the State of Delaware (Incorporated by reference to Exhibit A to the amended Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 7, 2004).

3.8
Certificate of Amendment of Certificate of Incorporation of Charys Holding Company, Inc. filed on May 21, 2004 with the State of Delaware (Incorporated by reference to Attachment C to the Definitive Proxy Statement (Commission File No. 000-18292), dated June 11, 2004).

3.9*
Certificate of Designation, Preferences and Rights of Series A preferred stock of Charys Holding Company, Inc. filed on May 5, 2004 with the State of Delaware (Incorporated by reference to Attachment D to the Definitive Proxy Statement (Commission File No. 000-18292), dated June 11, 2004).

3.10*	Bylaws of Spiderboy.com, Inc., adopted April 28, 2004 (Incorporated by reference to Exhibit B to the amended Preliminary Proxy Statement (Commission File No. 000-18292), dated May 7, 2004).
3.11*
Certificate of Exchange filed on October 13, 2000 with the State of Minnesota whereby Spiderboy.com, Inc. became a wholly-owned subsidiary of High Country Ventures, Inc. (Incorporated by reference to Exhibit 3.11 to Form 10-KSB (Commission File No. 000-18292), filed on May 4, 2006).

3.12*	Articles of Merger filed with the Delaware Secretary of State on June 30, 2004 (Incorporated by reference to Exhibit 2.2 to Form 8-K (Commission File No. 000-18292), filed on July 22, 2004).
3.13*	Articles of Merger filed with the Minnesota Secretary of State on July 1, 2004 (Incorporated by reference to Exhibit 2.1 to Form 8-K (Commission File No. 000-18292), filed on July 22, 2004).
4.1*
Certificate of Designation for Series B Preferred Stock, filed with the Secretary of State of Delaware on May 3, 2005 (Incorporated by reference to Exhibit 4.1 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

4.2*
Certificate of Designation for Series C Preferred Stock, filed with the Secretary of State of Delaware on May 3, 2005 (Incorporated by reference to Exhibit 4.2 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

4.3*
Certificate of Amendment to the Certificate of Designation for Series B Preferred Stock, filed with the Secretary of State of Delaware effective July 25, 2005 (Incorporated by reference to Exhibit 4.1 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

4.4*
Certificate of Amendment to the Certificate of Designation for Series C Preferred Stock, filed with the Secretary of State of Delaware effective July 25, 2005 (Incorporated by reference to Exhibit 4.2 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

5.1**	Legal Opinion of Morris Manning & Martin LLP.
10.1*
Stock Purchase Agreement between Mark N. Pardo and Richard Mangiarelli and Richard Schmidt dated December 5, 2003 (Incorporated by reference to Exhibit 2.1 to Form 8-K (Commission File No. 000-18292), filed on December 12, 2003).

10.2*
Promissory Note in the amount of $160,000 dated December 5, 2003, executed by Richard Mangiarelli, Richard Schmidt and Spiderboy International, Inc., payable to the order of Mark N. Pardo (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on December 12, 2003).

10.3*
Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy International, Inc. and Billy V. Ray, Jr., dated February 27, 2004 (Incorporated by reference to Exhibit 2.1 to Form 8-K (Commission File No. 000-18292), filed on March 10, 2004).

10.4*
Amended and Restated Stock Purchase Agreement between Janet Risher, Richard Schmidt, Spiderboy International, Inc. and Billy V. Ray, Jr., dated May 25, 2004 (Incorporated by reference to Exhibit 2.2 to Form 8-K/A (Commission File No. 000-18292), filed on June 1, 2004).

10.5*
Charys Holding Company, Inc. Employee Stock Incentive Plan for the Year 2004, dated April 28, 2004 (Incorporated by reference to Attachment F to the Definitive Proxy Statement (Commission File No. 000-18292), filed on June 11, 2004).

10.6*
Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004, dated April 28, 2004 (Incorporated by reference to Attachment G to the Definitive Proxy Statement (Commission File No. 000-18292), filed on June 11, 2004).

10.7*
Consulting Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Janet Risher, dated February 27, 2004 (Incorporated by reference to Exhibit 10.7 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.8*
Consulting Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc., and Richard Schmidt dated February 27, 2004 (Incorporated by reference to Exhibit 10.8 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.9*
Consulting Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Paul Ferandell, dated February 27, 2004 (Incorporated by reference to Exhibit 10.9 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.10*
Consulting Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and John Jordan dated February 27, 2004 (Incorporated by reference to Exhibit 10.10 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.11*
Consulting Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Bruce Caldwell dated February 27, 2004 (Incorporated by reference to Exhibit 10.11 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.12*
Consulting Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Jimmy Villalobos dated February 27, 2004 (Incorporated by reference to Exhibit 10.12 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.13*
Consulting Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Ash Mascarenhas, dated February 27, 2004 (Incorporated by reference to Exhibit 10.13 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.14*
Consulting Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Francis Zubrowski, dated February 27, 2004 (Incorporated by reference to Exhibit 10.14 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.15*
Registration Rights Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Janet Risher, dated February 27, 2004 (Incorporated by reference to Exhibit 10.15 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.16*
Registration Rights Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Richard Schmidt, dated February 27, 2004 (Incorporated by reference to Exhibit 10.16 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.17*
Registration Rights Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Paul Ferandell, dated February 27, 2004 (Incorporated by reference to Exhibit 10.17 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.18*
Registration Rights Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and John Jordan dated February 27, 2004 (Incorporated by reference to Exhibit 10.18 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.19*
Registration Rights Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Bruce Caldwell, dated February 27, 2004 (Incorporated by reference to Exhibit 10.19 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.20*
Registration Rights Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Jimmy Villalobos dated February 27, 2004 (Incorporated by reference to Exhibit 10.20 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.21*
Registration Rights Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Ash Mascarenhas, dated February 27, 2004 (Incorporated by reference to Exhibit 10.21 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.22*
Registration Rights Agreement Between Charys Holding Company, Inc.’s, predecessor, Spiderboy International, Inc. and Francis Zubrowski, dated February 27, 2004 (Incorporated by reference to Exhibit 10.22 to a Preliminary Proxy Statement (Commission File No. 000-18292), filed on May 17, 2004).

10.23*
Stock Purchase Agreement Between Charys Holding Company, Inc., Robert G. Barrow, Jr.  and Mark D. Andrizzi, dated April 21, 2004 (Incorporated by reference to Exhibit 2.1 to Form 8-K (Commission File No. 000-18292), filed on July 6, 2004).

10.24*	Charter of Compensation Committee, dated April 28, 2004 (Incorporated by reference to Exhibit 10.25 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).
10.25*	Charter of Audit Committee, dated April 28, 2004 (Incorporated by reference to Exhibit 10.26 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).
10.26*
Employment Agreement, dated June 15, 2004 between Charys Holding Company, Inc. and Billy V.  Ray (Incorporated by reference to Exhibit 10.28 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).

10.27*
Employment Agreement, dated June 15, 2004 between Charys Holding Company, Inc. and Ben Holcomb (Incorporated by reference to Exhibit 10.29 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).

10.28*
Employment Agreement, dated June 15, 2004 between Charys Holding Company, Inc. and Raymond J. Smith (Incorporated by reference to Exhibit 10.30 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).

10.29 *
Joint Venture Agreement between Ruby Belle, LLC, Ted C. Russell and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).

10.30*
Option to Purchase Stock Agreement, dated May 18, 2004 between J. F. Carter & Co., Inc., Joe F. Carter and Carol F. Carter and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.32 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).

10.31*
Ground Lease, dated May 26, 2004 between Realm Insurance Company and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.34 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).

10.32*
Charys Holding Company, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004, dated July 19, 2004 (Incorporated by reference to Exhibit 4.1 to Form S-8 (Commission File No. 333-117749), filed on July 29, 2004).

10.33*
Agreement and Contract for Sale, dated April 29, 2005, between Aeon Technologies Group, Inc. and CCI Associates, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

10.34*
Agreement, dated April 25, 2005, between Frost Bank, Contemporary Constructors, Inc., Aeon Technologies Group, Inc., CCI Integrated Solutions, Inc., Berkshire Wireless, Inc., Michael J. Novak and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

10.35*
Real Estate Contract of Sale, dated April 29, 2005, between Gur Parsaad, Aeon Technologies Group, Inc. and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

10.36*
Lease Contract, dated May 1, 2005, between Gur Parsaad, Aeon Technologies Group, Inc. and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

10.37*
Frost Registration Rights Agreement No. 1, dated April 25, 2005, between The Frost National Bank and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.5 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

10.38*
Third Modification, Renewal and Extension Agreement between The Frost National Bank and Contemporary Constructors with respect to $2,177,083.45, dated January 1, 2005 (Incorporated by reference to Exhibit 10.6 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

10.39*
Third Modification, Renewal and Extension Agreement between The Frost National Bank and Contemporary Constructors with respect to $6,500,000.00, dated February 1, 2005 (Incorporated by reference to Exhibit 10.7 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

10.40*
Sixth Amendment to Business Loan Agreement between Contemporary Constructors and The Frost National Bank, dated February 1, 2005 (Incorporated by reference to Exhibit 10.8 to Form 8-K (Commission File No. 000-18292), filed on May 25, 2005).

10.41*
Arbitration and Notice of Final Agreement between The Frost National Bank and Charys Holding Company, Inc., dated May 2, 2005, and filed as Exhibit 10.9 to Form 8-K on May 25, 2005, Commission file number 000-18292.

10.42*
Guaranty Agreement between Frost Bank and Contemporary Constructors, Inc., dated July 28, 2005 (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.43*
Guaranty Agreement between Charys Holding Company, Inc., CCI and CAPCO, dated July 27, 2005 (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.44*
Guaranty Agreement between Frost Bank and Aeon Technologies Group, Inc., dated July 28, 2005 (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.45*
Guaranty Agreement between Frost Bank and Berkshire Wireless, Inc., dated July 28, 2005 (Incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.46*
Guaranty Agreement between Frost Bank and CCI Integrated Solutions, Inc., dated July 28, 2005 (Incorporated by reference to Exhibit 10.5 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.47*	Guaranty Agreement between Frost Bank and Michael J. Novak, dated July 28, 2005 (Incorporated by reference to Exhibit 10.6 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).
10.48*
Contract for Sale and Security Agreement between Aeon Technologies Group, Inc. and CAPCO, dated July 18, 2005 (Incorporated by reference to Exhibit 10.7 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.49*
Amendment No. 1 to the Contract for Sale and Security Agreement between Aeon Technologies Group, Inc. and CAPCO, dated July 26, 2005 (Incorporated by reference to Exhibit 10.8 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.50*
Amendment No. 2 to the Contract for Sale and Security Agreement between Aeon Technologies Group, Inc. and CAPCO, dated July 27, 2005 (Incorporated by reference to Exhibit 10.9 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.51*
Promissory Note between Frost Bank and Charys Holding Company, Inc., dated July 28, 2005 (Incorporated by reference to Exhibit 10.10 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.52*	Put Agreement between Michael J. Novak and Frost Bank, dated July 28, 2005 (Incorporated by reference to Exhibit 10.11 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).
10.53*
Arbitration and Notice of Final Agreement between Frost Bank and Charys Holding Company, Inc., dated July 28, 2005 (Incorporated by reference to Exhibit 10.12 to Form 8-K (Commission File No. 000-18292), filed on August 12, 2005).

10.54*
Securities Purchase Agreement, dated as of November 16, 2005, by and among Charys Holding Company, Inc. and Highgate House Funds, Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on November 23, 2005).

10.55*
Stock Purchase Agreement, effective date of November 1, 2005, by and between Charys Holding Company, Inc. and New Viasys Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on November 18, 2005).

10.56*
Second Amended Stock Purchase Agreement between Janet Risher, Richard F. Schmidt and Billy V. Ray, Jr., dated August 16, 2005 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on November 23, 2005).

10.57*
Second Amended Promissory Note, dated August 16, 2005, by Billy V. Ray, Jr., as the Maker, and Janet Risher and Richard F. Schmidt, as the Payee (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on November 23, 2005).

10.58*
Amended and Restated Stock Pledge Agreement, dated August 16, 2005, by Billy V. Ray, Jr., as the Debtor, and Janet Risher and Richard F. Schmidt, as the Secured Party (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on November 23, 2005).

10.59*
Stock Purchase Agreement, between Charys Holding Company, Inc., Rock Creek Equity Holdings, LLC, J.  Alan Shaw, Method IQ, Inc. and Billy V. Ray, Jr.  (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on December 12, 2005).

10.60*
Securities Purchase Agreement dated as of December 22, 2005, by and among Charys Holding Company Inc., Billy V. Ray, Jr., and Mel Harris and Steven Posner, or their designees (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on December 28, 2005).

10.61*	Business Consultant Agreement between Aeon Technologies Group, Inc. and Michael J. Novak, dated July 1, 2006.
10.62*	Separation Agreement and General Release between Aeon Technologies Group, Inc. and Michael J. Novak, dated July 1, 2006.
10.63*	Consultant Agreement between Aeon Technologies Group, Inc. and Strategic Transitions LLC—Dale Ponder—President, dated July 1, 2006.
10.64*
Employment Agreement between Aeon Technologies Group, Inc. and Roger J. Benavides, dated March 4, 2005 (Incorporated by reference to Attachment E to Exhibit 2.1 to Form 8-K (Commission File No. 000-18292), filed on March 10, 2005).

10.65*
Employment Contract between Method IQ, Inc. and Jerry Harrison, dated December 22, 2005 (Incorporated by reference to Exhibit 10.61 to Form 10-KSB (Commission File No. 000-18292), filed on May 4, 2006).

10.66*
Employment Contract between Method IQ, Inc. and Gregory Buchholz, dated December 22, 2005 (Incorporated by reference to Exhibit 10.62 to Form 10-KSB (Commission File No. 000-18292), filed on May 4, 2006).

10.67*
Agreement and Plan of Merger by and between Charys Holding Company, Inc. LFC Acquisition Company, Inc., LFC, Inc., L. Ford Clark, Melysa B. Austin and James E. Clark, Jr., dated April 24, 2006 (Incorporated by reference to Exhibit 10.67 to Form 10-KSB (Commission File No. 000-18292), filed on August 23, 2006).

10.68*
Securities Purchase Agreement by and between Charys Holding Company, Inc., and Gottbetter Capital Master, Ltd., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Casterligg Master Investments Ltd. and UBS O’Connor LLC F/B/O O’Connor Pipes Corporate Strategies Master Ltd., dated May 19, 2006 (Incorporated by reference to Exhibit 10.68 to Form 10-KSB (Commission File No. 000-18292), filed on August 23, 2006).

10.69*
Securities Purchase Agreement by and among Charys Holding Company, Inc., Crochet & Borel Services, Inc. and Tony Crochet, effective May 1, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on June 8, 2006).

10.70*
Stock Purchase Agreement by and among Digital Communications Services, Inc., Billy B. Caudill and Daniel L. Osborne and Charys Holding Company, Inc., dated June 9, 2006 (Incorporated by reference to Exhibit 10.70 to Form 10-KSB (Commission File No. 000-18292), filed on August 23, 2006).

10.71*	Employment Agreement between M. Ralph DeLucia and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.71 to Form 10-KSB (Commission File No. 000-18292), filed on August 23, 2006).
10.72*
Settlement Agreement and Mutual Release dated June 5, 2006 by and between Lumbermens Mutual Casualty Company, Able Telecommunications & Power, Inc., Transportation Safety Contractors, Inc., Georgia Electric Company (Able, TSC and GEC which are now known as Viasys Services, Inc.) and the parent company of Able, TSC and GEC, Charys Holding Company, Inc (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on June 14, 2006).

10.73*
Registration Rights Agreement, dated June 5, 2006 by and between the registrant and Lumbermens Mutual Casualty Company pursuant to that certain Settlement Agreement and Mutual Release by and among the registrant, Lumbermens, Able Telecommunications & Power, Inc., Transportation Safety Controllers, Inc. and Georgia Electric Company (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on June 13, 2006).

10.74*
Certificate of Designation for Series D Convertible Preferred Stock filed May 19, 2006 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 2.1 to Form 8-K (Commission File No. 000-18292), filed on May 23, 2006).

10.75*
Press Release issued May 22, 2006 announcing that a notice of redemption was delivered to the holders of the registrant’s 8% Secured Convertible Debenture issued on November 17, 2005 and that the registrant had redeemed the aggregate principal amount of the debenture outstanding, plus accrued and unpaid interest up to and including May 19, 2006 (Incorporated by reference to Exhibit 99.1 to Form 8-K (Commission File No. 000-18292), filed on May 23, 2006).

10.76*
Press Release issued May 23, 2006 announcing details regarding the Redemption of the $4 Million Convertible Debenture issued November 2005 and the associated new sale of $13 million of its Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 99.2 to Form 8-K (Commission File No. 000-18292), filed on May 23, 2006).

10.77*
Amended Press Release dated May 12, 2006 announcing satisfaction of “make-whole” provisions under agreements with Aeon Technologies Group, Inc., CCI Associates, Ltd., and Method IQ, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K (Commission File No. 000 18292), filed on May 12, 2006).

10.78*
Initial press release dated May 11, 2006 announcing satisfaction of “make-whole” provisions under agreements with Aeon Technologies Group, Inc., CCI Associates, Ltd., and Method IQ, Inc. (Incorporated by reference to Exhibit 99.2 to Form 8-K (Commission File No. 000-18292), filed on May 12, 2006).

10.79*	Employee Stock Incentive Plan for the Year 2006 (Incorporated by reference to Exhibit 4.1 to Form S-8 (Commission File No. 333-134091), filed on May 12, 2006).
10.80*	Non-Employee Consultants Retainer Stock Plan for the Year 2006 (Incorporated by reference to Exhibit 4.1 to Form S-8 (Commission File No. 333-134091), filed on May 12, 2006).
10.81*
Quitclaim Deed, between Viasys Services, Inc. and VSI Real Estate Holding, Inc., dated February 15, 2006 (Incorporated by reference to Exhibit 10.63 to Form 10-KSB/A (Commission File No. 000-18292), filed on May 4, 2006).

10.82*
Asset Purchase Agreement by and among Aeon Technologies, Ltd. and Contemporary Constructors Nevada, Inc., dated April 9, 2006 (Incorporated by reference to Exhibit 10.64 to Form 10-KSB/A (Commission File No. 000-18292), filed on May 4, 2006).

10.83*
Office Lease by and between VSI Real Estate Holding, Inc., and Viasys Services, Inc., dated February 15, 2006 (Incorporated by reference to Exhibit 10.65 to Form 10-KSB/A (Commission File No. 000-18292), filed on May 4, 2006).

10.84*	Secured Debenture of Charys Holding Company Inc. due December 22, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on December 27, 2005).
10.85*
Warrant to Purchase Common Stock of Charys Holding Company Inc. due December 22, 2008 (Incorporated by reference to Exhibit 10.3 to Form 8-K/A (Commission File No. 000-18292), filed on December 27, 2005).

10.86*	Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2005 (Incorporated by reference to Exhibit 4.1 to Form S-8 (Commission File No. 333-130455), filed on December 19, 2005).
10.87*	Warrant to Purchase Stock issued to Greater Bay Bank, N.A., dated August 1, 2005 (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on October 17, 2005).
10.88*
Amendment to Ground Lease dated November 30, 2004 between Realm Insurance Company, and Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.36 to Form 10-QSB (Commission File No. 000-18292), filed on March 22, 2005).

10.89*
Letter Agreement Between Charys Holding Company, Inc. and CCI Associates, LTD.  dated March 4, 2005 (Incorporated by reference to Exhibit 10.38 to Form 10-QSB (Commission File No. 000-18292), filed on March 22, 2005).

10.90*
Plan and Agreement of Triangular Between Charys Holding Company, Inc., Charys Acquisition Company, Inc. and Aeon Technologies Group, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K (Commission File No. 000-18292), filed on March 10, 2005).

10.91*
Deed of Trust Note between Viasys Services, Inc. and Comcorps, Inc, dated December 29, 2005 (Incorporated by reference to Exhibit 10.91 to Form 10-KSB (Commission File No. 000-18292), filed on August 23, 2006).

10.92*
Stock Purchase Agreement, dated June 20, 2006, between Ayin Holding Company Inc., a subsidiary of Charys Holding Company, Inc., Mitchell Site Acq, Inc. and Matthew B. Mitchell (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on June 27, 2006).

10.93*
Stock Purchase Agreement, dated June 20, 2006 between Ayin Holding Company Inc., a subsidiary of Charys Holding Company, Inc., Complete Tower Sources, Inc. and Lori H Mitchell, (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on June 27, 2006).

10.94*
Tower Asset Purchase Agreement and Tower Asset Exclusive Option Agreement, both dated June 20, 2006 between Ayin Holding Company Inc., a subsidiary of Charys Holding Company, Inc., The Tower Company of Louisiana, LLC and Lester Boheim (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on June 27, 2006).

10.95*
Employment Agreement between Michael F. Oyster and Charys Holding Company, Inc., dated March 7, 2006 (Incorporated by reference to Exhibit 10.95 to Form 10-KSB (Commission File No. 000-18292), filed on August 23, 2006).

10.96*
Charter of the Executive Committee of the Board of Directors of Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.96 to Form 10-KSB/A (Commission File No. 000-18292), filed on August 28, 2006).

10.97*	Amended Charter of the Compensation Committee of Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.97 to Form 10-KSB/A (Commission File No. 000-18292), filed on August 28, 2006).
10.98*
Amended Charter of the Nominating and Corporate Governance Committee of Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.98 to Form 10-KSB/A (Commission File No. 000-18292), filed on August 28, 2006).

10.99*	Amended Charter of the Audit Committee of Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.99 to Form 10-KSB/A (Commission File No. 000-18292), filed on August 28, 2006).
10.100*
Amended Charter of the Finance Committee of the Board of Directors of Charys Holding Company, Inc. (Incorporated by reference to Exhibit 10.100 to Form 10-KSB/A (Commission File No. 000-18292), filed on August 28, 2006).

10.101*
Securities Purchase Agreement made and entered into as of August 30, 2006, by and among Charys Holding Company, Inc. and various investors (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on September 6, 2006).

10.102*
Registration Rights Agreement dated as of August 30, 2006, by and among Charys Holding Company, Inc. and various investors (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on September 6, 2006).

10.103*
Form of Senior Secured Convertible Note between Charys Holding Company, Inc. and Gottbetter Capital Finance, LLC, dated August 31, 2006 (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on September 6, 2006).

10.104*
Form of Security Agreement between Charys Holding Company, Inc. and Gottbetter Capital Finance, LLC, dated August 30, 2006 (Incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 000-18292), filed on September 6, 2006).

10.105*
Warrant to Purchase Common Stock of Charys Holding Company, Inc., dated August 30, 2006 (Incorporated by reference to Exhibit 10.5 to Form 8-K (Commission File No. 000-18292), filed on September 6, 2006).

10.106*	Irrevocable Transfer Agent Instructions, dated August 30, 2006 (Incorporated by reference to Exhibit 10.6 to Form 8-K (Commission File No. 000-18292), filed on September 6, 2006).
10.107*
Loan and Security Agreement dated as of August 28, 2006 between Crochet & Borel Services, Inc. and New Stream Commercial Finance, LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on September 8, 2006).

10.108*
Pledge Agreement, dated as of August 28, 2006 between Charys Holding Company, Inc. and New Stream Commercial Finance, LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on September 8, 2006).

10.109*
Intercreditor Agreement dated as of August 30, 2006 between New Stream Commercial Finance, LLC and Gottbetter Capital Finance, LLC, in its capacity as agent pursuant to the Noteholder Documents for the Noteholders (in such capacity, together with its successors and assigns, in such capacity, the “Noteholder Agent”) (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on September 8, 2006).

10.110*
Charys Holding Company, Inc. Stock Purchase Warrant issued August 28, 2006 granting to New Stream Commercial Finance the right to purchase 2,000,000 shares of the Registrant’s common stock (Incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 000-18292), filed on September 8, 2006).

10.111*
Power of Attorney executed by Crochet & Borel Services, Inc. to New Stream Commercial Finance, LLC, dated August 28, 2006 (Incorporated by reference to Exhibit 10.5 to Form 8-K (Commission File No. 000-18292), filed on September 8, 2006).

10.112*
Letter to The Tower Company of Louisiana, LLC from Ayin Holding Company Inc., dated July 11, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.113*
Letter to Complete Tower Sources, Inc. and Mitchell Site Acq, Inc. from Ayin Holding Company, Inc. and Charys Holding Company, Inc, as Parent, dated August 15, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.114*
Charys Holding Company, Inc. and Ayin Holding Company, Inc. Promissory Note issued to Matthew B. Mitchell, in the amount of $13,412,500, dated August 15, 2006 (Incorporated by reference to Exhibit 10.3 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.115*
Charys Holding Company, Inc. and Ayin Holding Company, Inc. Promissory Note issued to Lori H. Mitchell, in the amount of $23,755,852, dated August 15, 2006 (Incorporated by reference to Exhibit 10.4 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.116*
Ayin Holding Company, Inc. Promissory Note issued to Lori Mitchell, in the amount of $28,400,000, dated August 15, 2006 (Incorporated by reference to Exhibit 10.5 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.117*
Ayin Holding Company, Inc. Stock Purchase Agreement Promissory Note, in the amount of $5,400,000, dated August 15, 2006 (Incorporated by reference to Exhibit 10.6 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.118*
Ayin Holding Company, Inc. Goodwill Purchase Agreement Promissory Note, in the amount of $5,400,000, dated August 15, 2006 (Incorporated by reference to Exhibit 10.7 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.119*
Goodwill Purchase Agreement between Ayin Holding Company, Inc. and Matthew B.  Mitchell, dated August 15, 2006 (Incorporated by reference to Exhibit 10.8 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.120*
Employment Agreement between Mitchell Site Acq, Inc. and Matthew B. Mitchell, dated August 15, 2006 (Incorporated by reference to Exhibit 10.9 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.121*
Employment Agreement between Mitchell Site Acq, Inc. and Lori H. Mitchell, dated August 15, 2006 (Incorporated by reference to Exhibit 10.10 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.122 *
Employment Agreement between Complete Tower Sources, Inc. and Carrol Castille, dated August 15, 2006 (Incorporated by reference to Exhibit 10.11 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.123*
Non-Competition Agreement by and among Matthew B. Mitchell and Ayin Holding Company Inc., dated August 15, 2006 (Incorporated by reference to Exhibit 10.12 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.124*
Non-Competition Agreement by and among Lori H. Mitchell and Ayin Holding Company Inc., dated August 15, 2006 (Incorporated by reference to Exhibit 10.13 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.125*
Pledge Agreement by and between Charys Holding Company, Inc., Ayin Holding Company Inc. and Lori H. Mitchell, dated August 15, 2006 (Incorporated by reference to Exhibit 10.14 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.126*
Pledge Agreement by and between Charys Holding Company, Inc., Ayin Holding Company Inc. and Matthew B. Mitchell, dated August 15, 2006 (Incorporated by reference to Exhibit 10.15 to Form 8-K/A (Commission File No. 000-18292), filed on September 11, 2006).

10.127*
Stock and Limited Partnership Interest Purchase Agreement made and entered into as of September 1, 2006, by and among Charys Holding Company, Inc., Cotton Holdings 1, Inc., Cotton Commercial USA, LP, Cotton Restoration of Central Texas, LP, Bryan Michalsky, James Scaife, Randall Thompson, Daryn Ebrecht, Pete Bell, Chad Weigman, Blake Stansell, Johnny Slaughter, and Russell White (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on September 15, 2006).

10.128*
Stock Purchase Warrant dated November 8, 2006, to purchase 600,000 shares of common stock (Incorporated by reference to Exhibit 4.1 to Form 8-K (Commission File No. 000-18292), filed on November 17, 2006).

10.129*
Loan and Security Agreement, dated November 8, 2006, by and between New Stream Commercial Finance, LLC, and Ayin Tower Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on November 17, 2006).

10.130*
Stock Pledge, Hypothecation and Security Agreement, dated November 8, 2006, by and between Ayin Holding Company, Inc. and New Stream Commercial Finance, LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on November 17, 2006).

10.131*
$14,000,000 Revolving Credit Note, dated November 8, 2006, by and between Ayin Tower Management Services, Inc. and New Stream Commercial Finance, LLC (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on November 17, 2006).

10.132*	Press Release dated November 17, 2006 (Incorporated by reference to Exhibit 99.1 to Form 8-K (Commission File No. 000-18292), filed on November 17, 2006).
10.133*
Letter Agreement, dated October 27, 2006, by and among Ayin Holding Company, Inc., Charys Holding Company, Mitchell Site Acq., Inc., Complete Tower Sources, Inc. and the Mitchells (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on November 17, 2006).

10.134*	$42,955,852 Promissory Note issued to Lori H. Mitchell, dated October 20, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on November 17, 2006).
10.135*	$14,200,000 Promissory Note issued to Lori H. Mitchell, dated October 20, 2006 (Incorporated by reference to Exhibit 10.3 to Form 8-K/A (Commission File No. 000-18292), filed on November 17, 2006).
10.136*
$20,812,500 Closing Promissory Note issued to Matthew B. Mitchell, dated October 20, 2006 (Incorporated by reference to Exhibit 10.4 to Form 8-K/A (Commission File No. 000-18292), filed on November 17, 2006).

10.137*
Stock Purchase Agreement Promissory Note issued to Matthew B. Mitchell, in the amount of $2,700,000, dated October 20, 2006 (Incorporated by reference to Exhibit 10.5 to Form 8-K/A (Commission File No. 000-18292), filed on November 17, 2006).

10.138*
Goodwill Purchase Agreement Promissory Note issued to Matthew B. Mitchell, in the amount of $2,700,000, dated October 20, 2006 (Incorporated by reference to Exhibit 10.6 to Form 8-K/A (Commission File No. 000-18292), filed on November 17, 2006).

10.139*
Mutual Release and Settlement Agreement, dated as of September 29, 2006, between Charys Holding Company, Inc., Viasys Network Services, Inc. and Viasys Services, Inc. and New Viasys Holdings LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on November 29, 2006).

10.140*
Letter Agreement, dated November 24, 2006, by and among Ayin Holding Company Inc., Charys Holding Company, Inc., Complete Tower Sources, Inc., Mitchell Site Acq., Inc., Lori H. Mitchell and Matthew B. Mitchell, and the Whitney National Bank, as escrow agent (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on December 7, 2006).

10.141*
Letter Agreement, dated December 1, 2006, by and among Ayin Holding Company Inc., Charys Holding Company, Inc., Complete Tower Sources, Inc., Mitchell Site Acq., Inc., Lori H. Mitchell and Matthew B. Mitchell, and the Whitney National Bank, as escrow agent (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on December 7, 2006).

10.142*
Amended and Restated Stock and Limited Partnership Interest Purchase Agreement made and entered into as of December 8, 2006, by and among Charys Holding Company, Inc., Cotton Holdings 1, Inc., Cotton Commercial USA, LP, Cotton Restoration of Central Texas, LP, Bryan Michalsky, James Scaife, Randall Thompson, Daryn Ebrecht and Peter Bell, Blake Stansell and Chad Weigman and Johnny Slaughter and Russell White (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on December 14, 2006).

10.143*
Note and Warrant Purchase Agreement dated as of December 4, 2006 by and among Charys Holding Company, Inc. and each of the purchasers of the subordinated convertible promissory notes of the Registrant whose names are set forth on Exhibit A attached to the Note and Warrant Purchase Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on December 14, 2006).

10.144*
Intercreditor Letter Agreement between New Stream Commercial Finance, LLC and Gottbetter Capital Finance, LLC, dated December 8, 2006 (Incorporated by reference to Exhibit 10.3 to Form 8-K/A (Commission File No. 000-18292), filed on December 14, 2006).

10.145*
Press Release dated December 11, 2006, announcing the First Closing of the Purchase Agreement relating to Cotton Holdings 1, Inc., Cotton Commercial USA, LP, and Cotton Restoration of Central Texas, LP (Incorporated by reference to Exhibit 99.1 to Form 8-K/A (Commission File No. 000-18292), filed on December 14, 2006).

10.146*
Letter Agreement dated August 17, 2006 between Charys Holding Company, Inc., Crochet & Borel Services, Inc., and Troy Crochet with respect to extension of the due date on the Seller Note and the due date on the payment of the Adjusted Balance of the Purchase Price (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on January 17, 2007).

10.147*
Letter Agreement dated October 31, 2006 between Charys Holding Company, Inc., Crochet & Borel Services, Inc., and Troy Crochet with respect to the timing of payments and the Final Statement of Net Worth (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on January 17, 2007).

10.148*
Amendment to Purchase Agreement made and entered into as of November 30, 2006, by and among Charys Holding Company, Inc., Crochet & Borel Services, Inc., and Troy Crochet (Incorporated by reference to Exhibit 10.3 to Form 8-K/A (Commission File No. 000-18292), filed on January 17, 2007).

10.149*
Renewal Promissory Note, dated November 30, 2006, whereby Charys Holding Company, Inc. promises to pay to the order of Troy D. Crochet an amount equal to $77,932,514.15 (Incorporated by reference to Exhibit 10.4 to Form 8-K/A (Commission File No. 000-18292), filed on January 17, 2007).

10.150*
Security Agreement, dated January 12, 2007, made by Charys Holding Company, Inc., Crochet & Borel Holdings, Inc., Crochet & Borel Services, Inc., and Ayin Holding Company, Inc., in favor of Troy D. Crochet (Incorporated by reference to Exhibit 10.5 to Form 8-K/A (Commission File No. 000-18292), filed on January 17, 2007).

10.151*
Resignation Letter Agreement, effective December 31, 2006, from Catherine B. McKee to Billy V. Ray, Jr. and H. Alec McLarty of Charys Holding Company, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K (Commission File No. 000-18292), filed on February 6, 2007).

10.152*
Unit Purchase Agreement dated February 14, 2006, between Charys Holding Company, Inc. and the Initial Purchaser (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on March 1, 2007).

10.153*
Indenture dated February 16, 2007, between Charys Holding Company, Inc., the guarantors signatory thereto and The Bank of New York Corporate Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on March 1, 2007).

10.154*
8.75% Senior Convertible Note dated February 16, 2007, in the principal amount of $175,000,000, payable by Charys Holding Company, Inc. to Cede & Co. or registered assigns (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on March 1, 2007).

10.155*
Warrant Agent Agreement dated February 16, 2007, between Charys Holding Company, Inc. and The Bank of New York Corporate Trust Company, N.A., as warrant agent (Incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 000-18292), filed on March 1, 2007).

10.156*
Registration Rights Agreement dated February 16, 2007, between Charys Holding Company, Inc. and the Initial Purchaser, accepting for the benefit of the holders of the registrable securities (Incorporated by reference to Exhibit 10.5 to Form 8-K (Commission File No. 000-18292), filed on March 1, 2007).

10.157*	Press Release dated February 15, 2007 (Incorporated by reference to Exhibit 99.1 to Form 8-K (Commission File No. 000-18292), filed on March 1, 2007).
10.158*	Press Release dated February 20, 2007 (Incorporated by reference to Exhibit 99.2 to Form 8-K (Commission File No. 000-18292), filed on March 1, 2007).
10.159*	Amendment Number Four to Letter Agreement of October 27th, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 6, 2007).
10.160*	Amendment Number One to Non-Competition Agreement of Lori H. Mitchell (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on March 6, 2007).
10.161*	Amendment Number One to Non-Competition Agreement of Matthew B. Mitchell (Incorporated by reference to Exhibit 10.3 to Form 8-K/A (Commission File No. 000-18292), filed on March 6, 2007).
10.162*
8.75% Senior Convertible Note Due February 16, 2012 in the Principal Amount of $5,790,476.19 Payable to Lori H. Mitchell (Incorporated by reference to Exhibit 10.4 to Form 8-K/A (Commission File No. 000-18292), filed on March 6, 2007).

10.163*
8.75% Senior Convertible Note Due February 16, 2012 in the Principal Amount of $2,209,523.81 Payable to Matthew B. Mitchell (Incorporated by reference to Exhibit 10.5 to Form 8-K/A (Commission File No. 000-18292), filed on March 6, 2007).

10.164*	Press Release dated February 27, 2007 (Incorporated by reference to Exhibit 99.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 6, 2007).
10.165*	Press Release dated March 2, 2007 (Incorporated by reference to Exhibit 99.2 to Form 8-K/A (Commission File No. 000-18292), filed on March 6, 2007).
10.166*
Joint Amendment to Amended and Restated Stock and Limited Partnership Interest Purchase Agreement and Stock Purchase Agreement made and entered into as of February 8, 2007, by and among Charys Holding Company, Inc., Cotton Holdings 1, Inc., Cotton Commercial USA, LP, Cotton Restoration of Central Texas, LP, Bryan Michalsky, James Scaife, Randall Thompson, Daryn Ebrecht and Peter Bell, Blake Stansell and Chad Weigman, and Johnny Slaughter and Russell White, joined therein by Crochet & Borel/Cotton Holdings, Inc., and Crochet & Borel Services, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 8, 2007).

10.167*
Second Amendment to Amended and Restated Stock and Limited Partnership Interest Purchase Agreement made and entered into as of February 23, 2007, by and among Charys Holding Company, Inc., Cotton Holdings 1, Inc., Cotton Commercial USA, LP, Cotton Restoration of Central Texas, LP, Bryan Michalsky, James Scaife, Randall Thompson, Daryn Ebrecht and Peter Bell, Blake Stansell and Chad Weigman, and Johnny Slaughter and Russell White, joined therein by Crochet & Borel/Cotton Holdings, Inc., and Crochet & Borel Services, Inc., both of which are wholly owned subsidiaries of the Purchaser (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on March 8, 2007).

10.168*	Press Release issued March 1, 2007 (Incorporated by reference to Exhibit 99.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 8, 2007).
10.169*
Initial Purchaser’s Notice of Exercise of Purchase Option, dated March 5, 2007 and delivered on March 6, 2007 (Incorporated by reference to Exhibit 99.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 13, 2007).

10.170*	Press Release, dated March 6, 2007 (Incorporated by reference to Exhibit 99.2 to Form 8-K/A (Commission File No. 000-18292), filed on March 13, 2007).
10.171*	Press Release dated February 27, 2007 (Incorporated by reference to Exhibit 99.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 20, 2007).
10.172*	Press Release dated March 5, 2007 (Incorporated by reference to Exhibit 99.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 20, 2007).
10.173*	Press Release dated March 6, 2007 (Incorporated by reference to Exhibit 99.2 to Form 8-K/A (Commission File No. 000-18292), filed on March 20, 2007).
10.174*
Loan and Security Agreement, dated March 6, 2007, between New Stream Commercial Finance, LLC and Complete Tower Sources Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K/A (Commission File No. 000-18292), filed on March 22, 2007).

10.175*
Guarantee, dated March 6, 2007, by Charys Holding Company, Inc. in favor of New Stream Commercial Finance, LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K/A (Commission File No. 000-18292), filed on March 22, 2007).

10.176*
Guarantee, dated March 6, 2007, by Ayin Tower Management Services, Inc. in favor of New Stream Commercial Finance, LLC (Incorporated by reference to Exhibit 10.3 to Form 8-K/A (Commission File No. 000-18292), filed on March 22, 2007).

10.177*
$10,000,000 Revolving Credit Note, dated March 6, 2007, by Complete Tower Sources Inc. payable to New Stream Commercial Finance, LLC (Incorporated by reference to Exhibit 10.4 to Form 8-K/A (Commission File No. 000-18292), filed on March 22, 2007).

10.178*
Press Release, dated March 26, 2007, announcing that Michael D. Brown, former Under Secretary of U.S. Homeland Security, agreed to join the Board of Directors of Charys Holding Company, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K (Commission File No. 000-18292), filed on March 30, 2007).

10.179*	Press Release, dated March 27, 2007 (Incorporated by reference to Exhibit 99.1 to Form 8-K (Commission File No. 000-18292), filed on April 2, 2007).
10.180*
Consulting Agreement, effective as of April 1, 2007, between Michael D. Brown and Cotton Commercial USA LP (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on April 5, 2007).

10.181*
Securities Exchange Agreement executed on May 18, 2007, but effective as of April 30, 2007, by and among Charys Holding Registrant, Inc. and the investors listed on the Schedule of Investors attached thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission File No. 000-18292), filed on May 24, 2007).

10.182*
Subordinated Unsecured Convertible Note executed on May 18, 2007, but effective as of April 30, 2007, by Charys Holding Company, Inc. payable to Gottbetter Capital Master, Ltd. in the amount of $8,354,043.00 (Incorporated by reference to Exhibit 10.2 to Form 8-K (Commission File No. 000-18292), filed on May 24, 2007).

10.183*
Subordinated Unsecured Convertible Note executed on May 18, 2007, but effective as of April 30, 2007, by Charys Holding Company, Inc. payable to Castlerigg Master Investments, Ltd. in the amount of $5,012,426.00 (Incorporated by reference to Exhibit 10.3 to Form 8-K (Commission File No. 000-18292), filed on May 24, 2007).

10.184*
Subordinated Unsecured Convertible Note executed on May 18, 2007, but effective as of April 30, 2007, by Charys Holding Company, Inc. payable to UBS O'Connor LLC F/B/O/ O'Connor Pipes Corporate Strategies Master Ltd. in the amount of $1,670,809.00 (Incorporated by reference to Exhibit 10.4 to Form 8-K (Commission File No. 000-18292), filed on May 24, 2007).

10.185*
Registration Rights Agreement executed on May 18, 2007, but effective as of April 30, 2007, by and among Charys Holding Company, Inc., the Investors set forth on Schedule I attached thereto (Incorporated by reference to Exhibit 10.5 to Form 8-K (Commission File No. 000-18292), filed on May 24, 2007).

10.186*
Termination Of Escrow Shares Escrow Agreement executed on May 18, 2007, but effective as of April 30, 2007, by and among Charys Holding Company, Inc., the Investors set forth on Schedule I attached thereto, and Gottbetter & Partners, LLP, as escrow agent (Incorporated by reference to Exhibit 10.6 to Form 8-K (Commission File No. 000-18292), filed on May 24, 2007).

10.187**
Amendment Agreement dated as of April 5, 2007, executed by and between Charys Holding Company, Inc. and those certain Subsidiaries of the Registrant described in the documents attached thereto, and the Holders set forth on the Schedule of Holders attached thereto.

10.188**	Amended and Restated Senior Secured Convertible Note dated April 5, 2007, payable to Imperium Master Fund, Ltd. in the amount of $3,666,568.35.
10.189**	Amended and Restated Senior Secured Convertible Note dated April 5, 2007, payable to John Michaelson in the amount of $526,315.79.
10.190**	Amended and Restated Senior Secured Convertible Note dated April 5, 2007, payable to JED Family Trust in the amount of $526,315.79.
10.191**	Amended and Restated Registration Rights Agreement dated as of April 5, 2007 by and among Charys Holding Company, Inc. and the Holders set forth thereto.
10.192**
Guarantee dated as of April 5, 2007 made by each of the Guarantors assigned thereto, in favor of the Holders of Senior Secured Convertible Notes of Charys Holding Company, Inc., which Notes have been amended and restated as of the date thereof.

10.193**
Amended and Restated Security Agreement dated as of April 5, 2007 made by Charys Holding Company, Inc. and its Subsidiaries, in favor of Imperium Advisors, LLC, in its capacity as collateral agent for the benefit of the Holders as set forth thereto.

10.194**	Amendment #4 to Amended and Restated Senior Secured Convertible Note dated as of July 28, 2007, payable to Imperium Master Fund, Ltd. in the amount of $3,666,568.35.
14.1*	Code of Ethics (Incorporated by reference to Exhibit 14 to Form 10-KSB (Commission File No. 000-18292), filed on August 17, 2004).
14.2*	Code of Business Conduct (Incorporated by reference to Exhibit 14.2 to Form 10-KSB/A (Commission File No. 000-18292), filed on August 28, 2006).
14.3**	Amended Code Of Ethics For Senior Executive Officers And Senior Financial Officers.
21.1**	Subsidiaries of the registrant.
23.1**	Consent of Independent Certified Public Accountants.
31.1**	Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Billy V. Ray, Jr., Chief Executive Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Raymond J. Smith, Chief Financial Officer of Charys Holding Company, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed
**	Filed herewith

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services will be included under the caption “Principal Accountant Fees and Services” in our 2007 Proxy Statement and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARYS HOLDING COMPANY, INC.

Date November 2, 2007
	By	/s/ Billy V. Ray, Jr.
Billy V, Ray, Jr.
Chief Executive Officer

	By	/s/ Raymond J. Smith
Raymond J. Smith
Chief Financial Officer

As required under the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Billy V. Ray	Chairman, Chief Executive Officer,
BILLY V. RAY	and Director	November 2, 2007

/s/ Raymond J. Smith	Vice President, Secretary and Chief
RAYMOND J. SMITH	Financial Officer	November 2, 2007

/s/ Michael Oyster
MICHAEL OYSTER	Vice President and Director	November 2, 2007

/s/ John Jordan
JOHN JORDAN	Director	November 2, 2007

/s/ David Gergacz
DAVID GERGACZ	Director	November 2, 2007

/s/ Gisle Larsen
GISLE LARSEN	Director	November 2, 2007

/s/ Dennis C. Hayes
DENNIS C. HAYES	Director	November 2, 2007

/s/ Michael D. Brown
MICHAEL D. BROWN	Director	November 2, 2007

/s/ Alec McLarty
ALEC MCLARTY	Director	November 2, 2007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

CHARYS HOLDING COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Charys Holding Company, Inc.
(f/k/a Spiderboy International, Inc.)

We have audited the consolidated balance sheets of Charys Holding Company, Inc. and subsidiaries (f/k/a Spiderboy International, Inc.), a Delaware corporation, as of April 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2007.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit includes consideration of the internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charys Holding Company, Inc. and subsidiaries (f/k/a Spiderboy International, Inc.) as April 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//s// MILLER RAY HOUSER & STEWART LLP

Atlanta, Georgia
October 19, 2007

CHARYS HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,891,499	$1,355,146
Restricted cash	8,849,580	-
Accounts receivables, net of allowance for doubtful accounts	50,699,359	10,282,560
Costs and estimated earnings in excess of billings on uncompleted contracts, net of contract loss provision	4,884,263	1,677,591
Prepaid expenses	4,602,532	2,869,642
Other current assets	3,862,004	1,681,357
Total current assets	77,789,237	17,866,296

Property and equipment:
Land and buildings	9,827,741	1,623,080
Equipment and vehicles	14,480,480	8,008,370
Furniture and fixtures	942,222	784,157
Leasehold improvements	-	142,130
Less accumulated depreciation and amortization	(3,896,643)	(1,147,553)
Property and equipment, net	21,353,800	9,410,184

Other assets:
Goodwill	162,787,431	20,061,917
Amortizable intangible assets, net of accumulated amortization	8,730,606	6,772,259
Financing costs, net of accumulation amortization	18,959,987	1,821,094
Other non-current assets	1,199,485	2,769,047
Total other assets	191,677,509	31,424,317

Total assets	$290,820,546	$58,700,797

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

CHARYS HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2007	2006
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,164,352	$10,681,114
Accrued expenses	26,449,177	7,605,535
Accrued acquisition costs	3,553,709	3,441,820
Billings in excess of costs and estimated earnings on uncompleted contracts	3,929,695	786,153
Deferred revenue	1,832,929	1,824,428
Short-term borrowings:
Unrelated parties	19,240,979	11,022,544
Related parties	5,817,898	7,296,171
Current portion of long-term debt:
Unrelated parties	105,552,431	1,287,823
Related parties	5,315,284	507,392
Total current liabilities	203,856,454	44,452,980
Long-term debt:
Unrelated parties	12,241,753	5,670,518
Related parties	60,277,026	315,285

Total liabilities	276,375,237	50,438,783
Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,900,000 shares issued and outstanding for 2007 and 2006, respectively.
Series A	1,000	1,000
Series B	-	400
Series C	500	500
Common stock; $0.001 par value; 300,000,000 shares authorized,44,112,634 and 17,069,804 shares issued and outstanding for for 2007 and 2006, respectively.	45,113	17,070
Additional paid-in capital	329,759,145	14,478,024
Accumulated deficit	(315,360,449)	(6,234,980)
Total shareholders' equity	14,445,309	8,262,014
Total liabilities and shareholders' equity	$290,820,546	$58,700,797

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

CHARYS HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	2007	2006
Net revenues	$77,274,624	$48,570,912
Cost of revenues	63,448,418	38,608,211
Gross profit	13,826,206	9,962,701

Operating expenses:
General and administrative	38,007,012	9,389,448
Depreciation and amortization	11,501,647	1,703,138
Total operating expenses	49,508,659	11,092,586
Loss from operations	(35,682,453)	(1,129,885)

Other income (expense):
Loss on impairment of goodwill and amortizable intangible assets	(202,540,512)	-
Interest expense – non-related parties	(70,212,328)	(1,834,003)
Interest expense – related parties	(1,614,553)	(66,820)
Gain on debt retirement	-	1,596,355
Gain on sale of property and equipment, net	1,254,352	108,651
Other income (expense), net	(251,076)	(301,241)
Total other income (expense)	(273,364,117)	(497,058)
Net loss from continuing operations, before income taxes	(309,046,570)	(1,626,943)
Income tax expense (benefit)	-	-
Loss from continuing operations	(309,046,570)	(1,626,943)
Discontinued operations:
Loss from discontinued operations	(127,245)	(31,266)
Gain on disposal of discontinued operations	48,346	229,044
Income (loss) from discontinued operations, net of income taxes	(78,899)	197,778
Net loss	$(309,125,469)	$(1,429,165)
Per share data - basic:
Net loss	$(9.33)	$(0.13)
Weighted average common shares outstanding	33,149,313	11,034,626
Per share data - diluted:
Net loss	$(9.33)	$(0.13)
Weighted average common shares outstanding	33,149,313	11,034,626
Per share data - discontinued operations :
Income (loss) from discontinued operations	$(0.00)	$0.02
Weighted average common shares outstanding	33,149,313	11,034,626

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Charys Holding Company, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at April 30, 2005	1,000,000	$1,000	400,000	$400	-	$-	7,968,649	$7,969
Shares issues for debt retirement					500,000	500
Restricted stock sales							1,362,302	1,362
Exercise of stock options							685,996	686
Shares issued for sale of subsidiary							40,000	40
Shares issued for services							847,500	848
Shares issued for acquisitions							5,015,357	5,015
Shares issued for interest payments on debt							160,000	160
Shares issued for conversion of debt							990,000	990
Issue of common stock warrants for financing
Net loss
Balance at April 30, 2006	1,000,000	$1,000	400,000	$400	500,000	$500	17,069,804	$17,070
Exercise of stock options							192,722	193
Exercise of warrants							1,038,382	1,038
Conversion of Series B preferred stock to common stock			(400,000)	(400)			400,000	400
Shares issued for services							2,541,545	2,542
Shares issued for acquisitions							21,838,857	21,839
Shares issued for conversion of debt							2,031,370	2,031
Options issued for employee compensation
Issue of common stock warrants for financing
Net loss
Balance at April 30, 2007	1,000,000	$1,000	-	$-	500,000	$500	45,112,680	$45,113

	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at April 30, 2005	$5,508,446	$(4,805,815)	$712,000
Shares issues for debt retirement	109,500		110,000
Restricted stock sales	863,058		864,420
Exercise of stock options	76,343		77,029
Shares issued for sale of subsidiary	9,160		9,200
Shares issued for services	932,027		932,875
Shares issued for acquisitions	4,655,449		4,660,464
Shares issued for interest payments on debt	31,840		32,000
Shares issued for conversion of debt	649,010		650,000
Issue of common stock warrants for financing	1,643,191		1,643,191
Net loss		(1,429,165)	(1,429,165)
Balance at April 30, 2006	$14,478,024	$(6,234,980)	$8,262,014
Exercise of stock options	94,681		94,874
Exercise of warrants	491,885		492,923
Conversion of Series B preferred stock to common stock			-
Shares issued for services	4,920,715		4,923,251
Shares issued for acquisitions	168,009,643		168,031,527
Shares issued for conversion of debt	2,303,061		2,305,092
Stock compensation expense	4,223,492		4,223,492
Issue of common stock warrants for financing	135,237,644		135,237,644
Net loss		(309,125,469)	(309,125,469)
Balance at April 30, 2007	$329,759,145	$(315,360,449)	$14,445,309

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

CHARYS HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Months Ended April 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(309,125,469)	$(1,429,165)
Adjustments:
Shares options expense	4,223,492	-
Shares issued for services	4,923,257	932,875
Shares issued for note interest	-	32,000
Income from debt retirement	-	(1,596,355)
Loss on impairment of goodwill and amortizable intangible assets	202,540,512	-
Amortization of financing costs to interest	55,824,452	-
(Gain) loss on sale of property and equipment	(1,254,352)	(108,651)
(Gain) on sale of discontinued operation	(48,346)	(229,044)
Depreciation and amortization expense	11,533,270	1,703,138
Net change in current assets and liabilities:
Accounts receivable	133,182,294	2,710,207
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,568,977)	364,321
Prepaid expenses	(1,491,324)	(1,489,008)
Other current assets	5,875,774	(1,007,375)
Accounts payable and accrued expenses	(52,015,196)	(2,030,135)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,856,492	438,293
Deferred revenue	8,501	753,952
Net cash provided by (used in) operating activities	54,464,380	(954,947)

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,724,784)	(401,104)
Proceeds from sale of property and equipment	1,292,541	1,416,184
Cash paid for acquisitions	(165,736,671)	-
Increase to capitalized acquisition costs	(6,274,705)	-
Cash acquired in acquisitions	4,201,699	673,780
(Increase) decrease in other non-current assets	648,444	(2,289,914)
Net cash used in investing activities	(172,593,476)	(601,054)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	94,887	77,029
Proceeds from sale of restricted common stock	-	864,420
Cash received from exercise of common stock warrants	492,924	-
Proceeds from issuance of detachable common stock warrants	140,007,076
Cash paid for financing costs	(12,792,228)	(342,676)
Mandatory redeemable preferred stock:
Proceeds from sale	11,916,860	-
Partial redemption of principal balance	(4,000,000)	-
Net proceeds (repayments) on short-term borrowings:
Unrelated parties	(20,189,794)	2,498,335
Related parties	(22,729,651)	(476,000)
Net proceeds (repayments) on long-term debt:
Unrelated parties	36,406,475	(884,837)
Related parties	1,308,494	88,812
Net cash provided by financing activities	130,515,029	1,825,083

Net increase in cash	12,385,933	269,082
Cash and cash equivalents, beginning of year	1,355,146	1,086,064

Cash and cash equivalents, end of year	$4,891,499	$1,355,146
Restricted cash, end of year	$8,849,580	$-
	$13,741,079	$1,355,146

See Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Charys Holding Company, Inc.
Notes to Consolidated Financial Statements

Years Ended April 30, 2007 and 2006

1. Nature of Business

Charys Holding Company, Inc. (“Charys” or “Company”), a Delaware corporation, is a telecommunications infrastructure and general business service provider incorporated on April 16, 2004. The Company is headquartered in Atlanta, Georgia with operations through its subsidiaries across the United States.

The Company’s wholly owned subsidiaries and their principal lines of business are as follows:

•
LFC, Inc. (“LFC”) provides support services to the wireless communication industry, in addition to constructing, operating and leasing cellular towers for cellular telecommunication transmissions. LFC is headquartered in Houston, Texas, and was acquired by Charys effective April 30, 2006 (see Note 7).

•
Viasys Services, Inc./Viasys Network Services, Inc. (collectively “Viasys”) designs, installs and maintains wired and wireless communication networks and infrastructure, installs intelligent transportation systems, provides industrial maintenance services, and provides underground utility construction services to government, telecommunications and industrial customers. Viasys is headquartered in Lakeland, Florida, and was acquired by Charys effective November 1, 2005 (see Note 7).

•
Method IQ, Inc. (“MIQ”) provides technical support, hardware/software sales and professional services to telecommunications companies. MIQ is headquartered in Alpharetta, Georgia, and was acquired by Charys effective November 1, 2005 (see Note 7).

•
Digital Communication Services, Inc (“DCS”) maintains telecommunications infrastructure for customers that include major communication companies and is headquartered in Delray Beach, Florida. DCS was acquired  by Charys effective  June 1, 2006 (see Note 7).

•
Aeon Technologies, Ltd. (“Aeon”), a wholly-owned subsidiary of Charys, was acquired on April 9, 2006 (see Note 7). Headquartered in Addison, Texas, the company provides construction and project management services to the telecommunications industry, including construction of cell site towers and installation and testing of complex communications networks.

•
Personnel Resources of Georgia, Inc. (“PRG”) is a Professional Employer Organization providing leased employee and turn-key human resource services for companies with operations in the Southeast United States. It is headquartered in Greenville, South Carolina, and was acquired by Charys effective July 1, 2004. PRG ceased operating as a Charys subsidiary effective December 31, 2006 (see Note 18).

•
Crochet and Borel Services, Inc., (“C&B”), acquired effective May 1, 2006, provides property owners with restoration and maintenance services in residential, commercial, industrial, marine and institutional markets during times of distress. C&B is headquartered in Austin, Texas. C&B provides fire and water restoration, content and structural cleaning (see Note 7).

•
The Cotton Companies ("Cotton Companies", "Cotton", or "CTN"), acquired on December 8, 2006 Charys acquired a 40% interest and effective March 1, 2007 we acquired the remaining 60%. The Cotton companies are disaster recovery firms specializing in fire and water restoration services ranging from initial project assessment and planning through catastrophe management, reconstruction, restoration and environmental remediation (see Note 7).

•
Complete Tower Sources Inc. (“CTSI”) acquired effective February 28, 2007, is engaged in the construction and installation of communication towers, principally in Louisiana and Mississippi. Headquartered in Lafayette, Louisiana, CTSI is a tower construction company, providing full service, in-house tower construction, installation and maintenance services to the wireless industry in the gulf coast region (see Note 7).

•
Mitchell Site Acq. Inc. (“MSAI”) acquired effective February 28, 2007, is engaged in site acquisition, zoning, permitting and project management for cell tower sites, primarily in Louisiana and Mississippi. The company is headquartered in Lafayette, Louisiana (see Note 7).

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Charys and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of acquired subsidiaries in a purchase transaction, are included since the date of acquisition, as listed above.

Revenue and Cost Recognition

Construction Activities.  Income from construction contracts is recognized on the percentage-of-completion method, whereby recognition of earnings on contracts in progress is calculated based on the ratio of cost incurred to date to total expected cost to be incurred on each contract (“cost-to-cost” method).  Contract costs include all direct material, labor, subcontract, travel, equipment costs, and related payroll taxes and insurance expense.  Changes in job performance, job conditions, estimated profitability and warranty work, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Contract losses are recognized fully when they are determined.  Change orders are recorded when approved by the customer.

Service Activities.  Revenue and related costs associated with service agreements are recognized at the time the work is completed and accepted by the customer, and if the agreement provides for no continuing obligation by us.  Progress billings, which may be allowed under an agreement, are recorded as deferred revenue until such time the work is completed and accepted by the customer.

Staff Leasing Services. The Company accounts for the revenues of PRG, its staff leasing subsidiary, in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”. PRG’s revenues are derived from its gross billings, which are based upon the payroll cost of its worksite employees and a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Because PRG is generally not responsible for the output and quality of work performed by the worksite employees, revenues in the accompanying consolidated statements of operations are presented net of worksite employee payroll costs (i.e. the “net method”). PRG actively manages all other services provided to its customers, such as employee benefits and workers’ compensation insurance. PRG determines the service specifications, selects service providers and products, acts as primary obligor on benefit and insurance contracts, and is exposed to loss  should its fees charged to customers for these services be insufficient to cover the related costs. Accordingly, billings for these services are reported at gross in accordance with EITF 99-19.

In determining the pricing markup component of the gross billings, PRG takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation insurance costs, plus an acceptable gross profit margin. As a result, PRG’s operating results are significantly impacted by its ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of its gross billings.

Consistent with its revenue recognition policy, PRG’s direct costs do not include the payroll cost of its worksite employees. PRG’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance premiums.

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

Revenues and costs relating to construction contracts and service agreements are particularly affected by management’s estimates. Contracts awarded are normally the result of competitive bidding, and many of the Company's significant contracts are based on a fixed price, rather than cost-plus or time and materials. Initial cost estimates supporting the Company's bids are necessarily based on facts and circumstances known at the time the estimates are made. Estimates of projected contract costs must be continuously updated over the period of contract performance. Unpredictable events can and do occur during contract performance, which can increase costs and erode the anticipated contract profit. Change orders to recover additional costs from the customer may not be approved, or could be subject to protracted negotiations and concessions by the Company. Considerable judgment must be applied to reasonably evaluate the potential outcomes of issues that arise during the contract performance period and the effect their resolution will have on the ultimate margins or losses that may be realized by the Company. Consequently, the estimates that support the Company's revenue recognition and cost accrual decisions have a very significant impact on the results of operations reported by the Company.

Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company’s subsidiaries have cash in depository accounts which exceed the level insured by the Federal Deposit Insurance Corporation. This uninsured risk is mitigated by maintaining depository accounts with high quality financial institutions.

Proceeds from the McMahan financing (see Note 9) of $8.8 million were placed in escrow with the Bank of New York as required by the financing agreement to fund the first two quarterly interest payments relating to this financing, due May 16, 2007 and August 16, 2007. Accordingly, this cash was not available for general working capital needs as of April 30, 2007 and is presented as restricted cash in the accompanying 2007 consolidated balance sheet.

Accounts Receivable
We have large customers who purchase services from several of our subsidiaries, according to subsidiary specialty and geographic requirements. As of April 30, 2007, there is a gross receivable balance from one customer that makes up approximately 13% of accounts receivable. For the year ended April 30, 2007, there was no concentration of revenue from any individual customers. Concentration with a single or a few customers may expose us to the risk of substantial losses if a single dominant customer stops conducting business with our subsidiaries.  Moreover, we may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debt charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of a receivable is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on historical experience and specifically identified questionable receivables. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $17,433,290 and $2,567,731 at April 30, 2007 and 2006, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line and accelerated methods based on estimated useful lives which generally range from five to seven years for equipment, 10 years for leasehold improvements, and 29 years for buildings. Depreciation expense for fiscal years 2007 and 2006 was $6,131,431 and $1,209,398, respectively.

Intangible Asset Valuation
Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed.  Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” addresses financial accounting and reporting for acquired goodwill and other intangible assets.  For purposes of goodwill impairment measurement, we are required to compare the fair value of the reporting unit with its carrying amount (net equity), including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions. We completed our annual evaluation during the second and fourth quarters of fiscal year 2007 and recorded an impairment charge of $202,540,512 in order to reduce the carrying value of goodwill to its respective fair market value.  The impairment charge consists of an impairment in the amount of $20,122,369 for Viasys, an impairment in the amount of $5,526,439 for MIQ., an impairment in the amount of $5,695,711 for Aeon Technologies Group, Inc., formerly CCI, an impairment in the amount of $3,559,570 for LFC, an impairment in the amount of $1,362,669 for DCS, and an impairment in the amount of $166,273,746 for C&B. All impairments include post-closing adjustments to goodwill.

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

Acquisition Costs
Consideration paid to prospective sellers and incurred acquisition-related service costs for uncompleted acquisitions are capitalized as acquisition costs. The accumulated costs for completed acquisitions are pushed down to the new subsidiary through purchase accounting at the time the acquisition closes. Management regularly reviews capitalized acquisition costs, and expenses costs related to activities which are unlikely to result in a completed acquisition.

3.  Recent Accounting Pronouncements

In July  2006, the FASB issued FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on accounting for de-recognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its Condensed Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006, and the impact of adoption had no effect on the Company’s consolidated financial statements.

4.  Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of $35.7 million and $1.1 million and net losses of $309.1 million and $1.4 million for the years ended April 30, 2007 and 2006, respectively. As of April 30, 2007, the Company has a $126.1 million working capital deficit with a limited borrowing capacity. The present condition continues to create uncertainty as to the Company’s ability to continue as a going concern in the absence of additional capital and/or financing, particularly in light of the historic (pre-acquisition) operating losses of acquired companies. Management’s plan to improve its overall financial condition includes the following:

•	Increasing revenues at all operating subsidiaries, while maintaining or improving gross margins in the process.

•	Control, and in some cases reduce, general and administrative expenses that will not impede growth.

•	Seek additional sources of working capital through both debt and equity transactions to fund daily operations, as well as needed acquisitions.

•	Acquire companies that fit the Company’s business strategy.

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

5.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable (generally unsecured), accounts payable and notes payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Substantially all assets are pledged as collateral for borrowings. The fair values of lines-of-credit and long-term debt approximate their carrying amount since the currently effective rates reflect market rates for debt of similar credit quality.

6.  Costs and Estimated Earnings on Contracts/Contract Backlog

Costs and estimated earnings on all contracts and backlog information as of April 30, 2007 and 2006, and for the years then ended, are as follows:

	2007	2006
Costs incurred on uncompleted contracts	84,661,985	$72,059,721
Estimated earnings	285,945	1,947,783
Less allowance for uncompleted contract losses	-	(1,433,854)
Net contract revenues recognized to date on uncompleted contracts	84,947,929	72,573,650
Less billings to date	(83,993,360)	(71,682,212)
Net revenues recognized over billings	954,569	$891,438

Included in the accompanying 2007 and 2006 consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$4,884,263	$1,677,591
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,929,694)	(786,153)
Excess of costs and estimated earnings over billings	954,569	$891,438

Total amended contracts value	$97,683,813	$80,426,637
Revenue recognized to date, net of contract loss allowance	(84,947,929)	(72,573,650)
Unearned contracts value backlog	12,735,884	$7,852,987

7.  Acquisitions

Method IQ, Inc.
Effective November 1, 2005, Charys acquired all outstanding common stock of Method IQ, Inc. MIQ shareholders received at closing a 5% secured promissory note for $5.25 million and 525,000 shares of Charys common stock (“Initial Stock Tranche”), valued at $0.94 per share. The stock consideration also included 397,750 shares of Charys common stock (“Second Stock Tranche”), due 180 days after the effective date, with a make-whole value of $4.00 per share on the last trading day before such issuance, and 397,750 shares of Charys common stock (“Third Stock Tranche”), due 365 days after the effective date with a make-whole value of $4.00 per share on the last trading day before such issuance. A make-whole provision exists for the Initial Stock Tranche of $4.50 average market price for at lease three consecutive trading days prior to or including the date which is six months from the effective date.  The make-whole provision requires, at Charys’ option, that additional stock be issued in accordance with the agreement or additional cash on the date of the Third Stock Tranche. The purchase agreement also provides for potential additional consideration to be paid, either in cash or Charys common stock, based on both the future stock performance of Charys and future earnings performance of MIQ (see Note 10 – Acquisition “Make-Whole” Contingencies). As of May 11, 2006, the conditions for the potential additional stock-based consideration were satisfied and this contingent obligation was canceled.

The Company determined the total initial cost of the acquisition at $5.6 million with $1.2 million in net liabilities assumed, resulting in an excess of consideration over value received of $6.8 million as of the acquisition date. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired customer relationships, which was valued at $4.7 million. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $2.1 million recorded as goodwill as of the acquisition date. The customer relationships intangible asset is being amortized at a rate which approximates the remaining life of the underlying relationships, determined by the valuation to be eleven years.

During fiscal year 2007, Charys issued a total of 790,000 common shares, representing the Second and Third Stock Tranches, to the sellers of MIQ at a total market value of $3.1 million and incurred further acquisition costs of $278,000, all of which was recorded to goodwill. These transactions increased the total MIQ purchase price to $9.0 million, with total goodwill of $5.5 million. During fiscal year 2007, Charys determined goodwill to be impaired by $5.5 million and charged this amount to earnings, resulting in no remaining goodwill attributable to the MIQ acquisition as of April 30, 2007 (see Note 8).

Viasys  Network Services, Inc. and Viasys Services, Inc. (collectively “Viasys”)
Effective November 1, 2005, the Company acquired all outstanding common stock of Viasys  Network Services, Inc and Viasys Services, Inc. As initial consideration, the Viasys shareholders received cash and an 8% subordinated secured promissory note for $3.5 million. Under the Stock Purchase Agreement, the Company placed common stock with a market value of $500,000 on the closing date in escrow pursuant to the Escrow Agreement which, among other matters, provides for the release of the Charys shares upon payment of the final installment of principal and interest on the promissory note. The final installment on the note is due fifteen months after the closing date. In connection with this acquisition, Charys also issued 4,879,967 common shares to consultants required under an agreement dated November 17, 2005.

The Company determined the initial total cost of the acquisition at $11.4 million, with $1.6 million in net liabilities acquired, resulting in an excess of consideration over value received of $13.0 million as of the acquisition date. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired customer relationships, which was valued at $2.1 million. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $10.9 million recorded as goodwill as of the acquisition date. The customer relationship intangible asset is being amortized at a rate which approximates the remaining life of the underlying relationships, determined by the valuation to be seven years.

Effective September 29, 2006, Charys and Viasys entered into a Mutual Release and Settlement Agreement (the “Viasys Settlement Agreement”) with New Viasys Holdings LLC (“New Viasys”). Pursuant to the Viasys Settlement Agreement, the parties agreed to waive and release one another from certain closing conditions, payment obligations and indemnification claims under the Stock Purchase Agreement of November 1, 2005.  Furthermore, New Viasys agreed to cancel a $3.5 million subordinated secured note and related security agreement, to extend the deadlines until December 31, 2006 for Charys to secure a standby letter of credit and release of surety bond as required in the Viasys Purchase Agreement, and to release Charys from the indemnification claim arising out of the settlement reached by Charys with Lumbermen’s Mutual Casualty Company in May 2006 (the “Lumbermen’s Settlement”).  In consideration for New Viasys’ release of the foregoing obligations, Charys agreed to release to New Viasys 500,000 escrowed shares of the Company’s unregistered common stock, and to issue to New Viasys an additional 225,000 shares of its unregistered common stock. These shares were issued in the names of Mel Harris and Steven Posner, two of the owners of New Viasys. Messrs. Harris and Posner were given the right during the 90-day period beginning on the first anniversary of the Viasys Settlement Agreement closing (“Closing”) to require Charys to repurchase, at a price of $6.50 per share, any number of these shares they may specify. Charys also agreed to issue to Messrs. Harris and Posner at Closing convertible promissory notes in the amounts of $473,849 and $242,151, respectively. In addition, Charys agreed to pay to New Viasys at Closing, in immediately available funds, the sum of $372,424 and to pay within 60 days after Closing the amount of $426,333, including $93,000 in interest. The Company also agreed to release New Viasys from the indemnification claim that may arise out of the Lumbermen’s Settlement.

The Company determined that the net settlement amount excluding the interest, resulted in an increase in goodwill of $2.3 million. In addition, settlement of acquisition contingencies and post-acquisition costs incurred of $6.9 million during fiscal year 2007, including $3.0 million relating to the Lumbermen’s Settlement (see Note 10 – Lumbermen’s Mutual Casualty Company), all of which was recorded to goodwill, resulted in a total in adjustment to the total Viasys purchase price to $20.6 million, of which a total of $20.1 million was recorded to goodwill. During FY07, Charys determined goodwill to be impaired by $20.1 million and charged this amount to earnings, resulting in no remaining goodwill attributable to the Viasys acquisition as of April 30, 2007 (see Note 8).

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

The Company determined the initial total cost of the acquisition at $1.6 million with $593,303 in net assets acquired, resulting in an excess of consideration over value received of $1.0 million as of the acquisition date. Based on an internal assessment, the Company determined than none of this excess value was attributable to amortizable intangible assets, and recorded the $1.0 million to goodwill.

During fiscal year 2007, Charys issued an additional 82,251 common shares to the sellers of Aeon at a total market value of $329,005 and incurred further acquisition costs of $188,244, all of which was recorded to goodwill. These transactions increased the total Aeon purchase price to $2.1 million, with total goodwill of $1.5 million. During fiscal year 2007, Charys determined goodwill to be impaired by $5.7 million, and charged this amount to earnings, resulting in no remaining goodwill attributable to the Aeon acquisition as of April 30, 2007 (see Note 8).

LFC, Inc.
Effective April 30, 2006, LFC Acquisition Company, Inc, an indirect wholly owned subsidiary of Charys Holding Company, Inc merged with LFC, Inc. All LFC common stock and other equity security was cancelled and retired. The initial consideration LFC shareholders received was cash of $2.0 million and 562,840 shares of Charys common stock, valued at $2.64 per share, which was the closing price on the acquisition date. In connection with this acquisition, Charys also recorded $2.0 million in accrued acquisition costs for 250,000 unissued common shares to consultants required under an agreement dated April 24, 2006.

The Company determined the initial total cost of the acquisition at $5.7 million with $3.4 million in net assets acquired, resulting in an excess of consideration over value received of $2.3 million as of the acquisition date. The Company engaged an independent consultant to assess the excess consideration for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible asset identified as having value was the acquired customer relationships, which was valued at $307,000. Accordingly, this value was recorded in the purchase accounting as an amortizable intangible asset, with the remainder of the excess consideration of $2.0 million recorded as goodwill as of the acquisition date. The customer relationships intangible asset is being amortized at a rate which approximates the remaining life of the underlying relationships, determined by the valuation to be twenty two years.

During fiscal year 2007, Charys issued an additional 1,254,180 common shares at a total market value of $3.3 million. This additional $4.9 million consideration plus further acquisition costs incurred of $380,000 increased the cost of acquisition by $5.3 million, to a total of $11.0 million. Of the $5.3 million in additional acquisition costs, Charys recorded $3.7 million to customer relationships intangible asset and $1.6 million to goodwill. In the fourth quarter of fiscal year 2007, Charys determined goodwill to be impaired by $3.6 million, and charged this amount to earnings which resulted in no remaining goodwill attributable to the LFC acquisition as of April 30, 2007 (see Note 8).

Crochet & Borel Services, Inc.
Effective May 1, 2006, the Company acquired all outstanding capital stock (the “C&B Shares”) of Crochet & Borel, Inc. (“C&B”) from Troy D. Crochet, pursuant to a stock purchase agreement (the “C&B Purchase Agreement”). Mr. Crochet initially received cash of $1.0 million, a 4.74% short-term unsecured promissory note for $19 million (“Seller Note”), a contractual obligation for $57.6 million (“Additional Cash Consideration”), and 7,258,000 shares of Charys common stock valued at a make-whole value of $12.50 per share (see Note 10). $17.5 million of the Additional Cash Consideration obligation was to be paid contingent upon collection by C&B of certain accounts receivable, and therefore was excluded by Charys in recording the initial effects of the acquisition. Charys is also required to issue Mr. Crochet up to 750,000 in additional common shares, contingent upon future events occurring as defined in the C&B Purchase Agreement and was also excluded from the initial purchase accounting. In addition to the initial consideration, Charys incurred acquisition costs of $9.3 million substantially consisting of Charys common shares issued to consultants at market value.

The Company determined the initial total cost of the acquisition at $170.1 million, with $38.7 million in net assets acquired, resulting in an excess of purchase price over value received of $131.4 million. The Company engaged an independent consultant to assess the excess purchase price for potential amortizable intangible assets and to determine a value for such assets that may be identified. The intangible assets identified as having value was a non-compete agreement valued at $3.5 million and acquired customer relationships valued at $500,000. Accordingly, these values were recorded in the purchase accounting as amortizable intangible assets, with the remainder of the excess consideration of $127.4 million recorded as goodwill as of the acquisition date. The non-compete agreement intangible asset is being amortized at a rate which approximates the remaining life of the underlying intangible asset, determined by the valuation to be one year. Customer relationships are being amortized over one year. The shares of Charys common stock issued and to be issued to Mr. Crochet have registration rights.

During fiscal year 2007, the contingency regarding the $17.5 million referred to above was resolved. In addition, a total of $1.3 million of further consideration to be paid was agreed to by Charys and Mr. Crochet, increasing the Additional Cash Consideration obligation to $58.9 million. Charys incurred a further $12.8 million in post-acquisition costs, substantially consisting of Charys common stock issued to various consultants and financing institutions at market value. The total of $31.6 million arising from these transactions was recorded to goodwill, increasing goodwill to $159 million. As of April 30, 2007, Charys determined goodwill to be impaired by $159 million and charged this amount to earnings, resulting in no remaining goodwill attributable to the C&B acquisition (see Note 8).

On January 12, 2007, the C&B Purchase Agreement was amended to combine the $19.0 million Seller Note and the $58.9 million Additional Cash Consideration obligation into a single promissory note (“C&B Note”) in the amount of $77.9 million bearing interest at the rate of 4.74% per annum and payable as provided under the terms of the note agreement. The C&B Note is secured by a security agreement pursuant to which Charys and its wholly-owned subsidiaries, C&B and Ayin Holdings (collectively, the “Grantors”), granted Mr. Crochet a security interest in certain assets subject to all liens on any collateral of any Grantor existing on the date of the security agreement.

Digital Communications Services, Inc.
Effective June 1, 2006, the Company acquired all outstanding common stock of Digital Communications Services, Inc. (“DCS”). As a result of the purchase, the Company incurred a contractual obligation to pay the DCS shareholders $640,000 and to issue $200,000 worth of shares of Charys common stock, based on the market price at closing. The Company determined the total cost of the acquisition at $840,000, with $412,369 in net liabilities assumed, resulting in an excess of consideration over value received of $1.3 million.

During fiscal year 2007, Charys incurred post-closing acquisition costs of $110,000, all of which was recorded to goodwill. These transactions increased the total DCS purchase price to $950,000, with total goodwill of $1.4 million. In the fourth quarter of fiscal year 2007, Charys determined goodwill to be impaired by $1.4 million, and charged this amount to earnings which resulted in no remaining goodwill attributable to the DCS acquisition as of April 30, 2007 (see Note 8).

Complete Tower Sources, Inc.
On June 20, 2006, Charys and Ayin Holding Company, Inc. (“Ayin”), a wholly-owned subsidiary of Charys, entered into a stock purchase agreement (“CTSI Stock Purchase Agreement”) with Complete Tower Sources, Inc. (“CTSI”), a Louisiana corporation, and its sole shareholder, Lori H. Mitchell, whereby Ayin would purchase all of the issued and outstanding capital stock of CTSI for the aggregate purchase price of $71 million, subject to adjustment as provided in the CTSI Stock Purchase Agreement. The CTSI Stock Purchase Agreement was subject to Charys having obtained third-party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction.

The CSTI Stock Purchase Agreement was executed on August 15, 2006. At that time Charys became liable to pay Ms. Mitchell $5 million in cash, which was paid on September 1, 2006. Charys issued Ms. Mitchell a $23.8 million short-term promissory note (“CTSI Closing Note”) due on September 30, 2006 and a $28.4 million long-term promissory note (“CTSI Stock Purchase Note”) payable in three equal annual installments. Under the terms of the CSTI Stock Purchase Agreement, at that time Charys also became liable for payment of $13.8 million to certain CTSI employees. At this closing, Ms. Mitchell entered into an employment agreement with MSAI to serve as MSAI’s vice-president. Under the terms of the agreement, Ms. Mitchell will not receive a base salary, but will be entitled to a bonus based on CTSI’s year-end audited financial results compared to its projected financial performance for the year. The bonus payable each year will be split between Ms. Mitchell and Matthew B. Mitchell, president of MSAI, and will be no less than $250,000, but no more than $1 million (in the aggregate).

On October 27, 2006, Charys and Ayin executed a letter agreement (“First Letter Agreement”) with Ms. Mitchell amending certain terms of the CSTI Stock Purchase Agreement. Pursuant to the First Letter Agreement, the total sale price for CTSI was increased by $5 million to $76 million, to be paid as follows: (i) a newly issued CTSI Closing Note dated October 20, 2006 to Ms. Mitchell in the amount of $43 million on December 18, 2006; (ii) a newly issued CTSI Stock Purchase Note dated October 20, 2006 to Ms. Mitchell in the amount of $14.2 million payable in two annual installments commencing December 10, 2007; (iii) the amount of $5 million was paid to Ms. Mitchell on September 1, 2006 and (iv) a sum of $13.8 million to be paid to certain employees of CTSI within 5 days following December 18, 2006. Both promissory notes issued at the original closing on August 15, 2006 were cancelled and replaced with the notes newly issued under the First Letter Agreement. With respect to the cancellation and replacement of the CTSI Closing Note due on September 30, 2006, Charys paid Ms. Mitchell a non-refundable extension payment of $1.5 million on October 27, 2006 for her agreement to extend the payment date of that note to December 18, 2006. In addition, pursuant to the First Letter Agreement, Ayin agreed by November 24, 2006 to (i) to pay off CTSI’s line of credit obligation to the Whitney National Bank in an amount up to $2.4 million and any obligations under any credit cards belonging to CTSI, and (ii) to cause all personal guarantees of Ms. Mitchell for these obligations to be cancelled.

In a series of subsequent letter agreements, Charys, Ayin and Ms. Mitchell agreed to multiple extensions of all obligations specified in the First Letter Agreement ultimately to February 21, 2007. Other than these extensions, these letter agreements did not significantly amend the terms agreed to in the First Letter Agreement, except that Charys agreed to pay a certain portion of the CTSI Closing Note to Ms. Mitchell in the form of a senior convertible promissory note and that Ms. Mitchell extend the duration of her non-competition agreement.

Upon closing the McMahan financing (see Note 9), on February 21, 2007 we closed the CTSI acquisition effective February 28, 2007 (“Final Closing”).  At the Final Closing, Charys paid $37.2 million of the CTSI Closing Note obligation and the $13.8 million CTSI employee obligation in cash. $5.8 million of the CTSI Closing Note was converted to a 8.75% senior convertible promissory due to Ms. Mitchell on February 10, 2012 with interest payable quarterly in arrears. The terms of the $14.2 million CTSI Stock 9% Purchase Note were amended to provide for two equal installment payments due within a 120 day period following December 18, 2007 and December 18, 2008. This note is subject to CTSI achieving certain EBITDA targets.  Failure to achieve the EBITDA targets could reduce the payments due under the promissory note by as much as 50%.  Due to this contingency, the Company recorded a $7.1 million liability. In addition, at the Final Closing Charys issued 326,769 common shares to Ms. Mitchell at a market value of $670,000.

The consideration paid by Charys for the CTSI acquisition totaled $74.5 million, including the $6.5 million in cash paid to Ms. Mitchell prior to the Final Closing as previously described. Charys incurred total acquisition costs of $1.6 million, consisting substantially of Charys common shares issued to consultants and Charys employees under consulting and employment agreements, resulting in a total purchase price of $76.1 million.  $15.3 million in net assets were acquired from CTSI, resulting in an excess of purchase price over value received of $60.8 million as of the acquisition date. Charys has initially recorded this excess purchase price to goodwill. As of April 30, 2007, management has not assessed the excess purchase price for potential amortizable intangible assets and to determine a value for such assets that may be identified, and intends to make this assessment in fiscal year 2008.

Due to the negotiations occurring subsequent to the initial August 15, 2006 closing which resulted in significant changes to the original terms of the CSTI Stock Purchase Agreement and additions of material actions to be performed by Charys to complete the acquisition, Charys did not record the acquisition of CTSI until the effective date of February 28, 2007, and accordingly did not include the results of operations of CTSI the accompanying 2007 consolidated financial statements until after that date.

At the Final Closing, Carroll Castille, the current senior vice president and managing director of CTSI, entered into an employment agreement to serve as CTSI’s president. Under the terms of the employment agreement, Mr. Castille will receive no base salary, but will be entitled to a bonus of at least $250,000, but no more than $1 million, based upon CTSI’s year-end audited financial results compared to its projected financial performance for the year. Mr. Castille also entered into a three year non-competition agreement.

Mitchell Site Acq., Inc.
On June 20, 2006, Charys and Ayin Holding Company, Inc. (“Ayin”), a wholly-owned subsidiary of Charys, entered into a stock purchase agreement (“MSAI Stock Purchase Agreement”) with Mitchell Site Acq., Inc. (“MSAI”), a Louisiana corporation, and its sole shareholder, Matthew B. Mitchell, whereby Ayin would purchase all of the issued and outstanding capital stock of MSAI for the aggregate purchase price of $27 million, subject to adjustment as provided in the MSAI Stock Purchase Agreement. The MSAI Stock Purchase Agreement was subject to Charys having obtained third party financing, on commercially reasonable terms, sufficient to pay the purchase price and consummate the acquisition transaction.

The MSAI Stock Purchase Agreement was executed on August 15, 2006. At that time Charys became liable to pay Mr. Mitchell $2 million in cash, which was paid on September 1, 2006. Charys issued Mr. Mitchell a $13.4 million short-term promissory note (“MSAI Closing Note”) due on September 30, 2006, a $5.4 million long-term promissory note (“MSAI Stock Purchase Note”) payable in three equal annual installments, and a $5.4 million long-term promissory note (“MSAI Goodwill Note”) payable in three equal annual installments. Under the terms of the MSAI Stock Purchase Agreement, at that time Charys also became liable for payment of $787,500 to certain MSAI contractors. Mr. Mitchell entered into an employment agreement with MSAI at this closing to serve as MSAI’s president. Under the terms of the agreement, Mr. Mitchell will not receive a base salary, but will be entitled to a bonus based on MSAI’s year-end audited financial results compared to its projected financial performance for the year. The bonus payable each year will be split between Mr. Mitchell and Lori H. Mitchell, vice-president of MSAI, and will be no less than $250,000, but no more than $1 million (in the aggregate).

On October 27, 2006, Charys and Ayin executed a letter agreement (“First Letter Agreement”) with Mr. Mitchell amending certain terms of the MSAI Stock Purchase Agreement. Pursuant to the First Letter Agreement, the total sale price for MSAI was increased by $2 million to $29 million, to be paid as follows: (i) a newly issued MSAI Closing Note dated October 20, 2006 to Mr. Mitchell in the amount of $20.8 million on December 18, 2006; (ii) a newly issued MSAI Stock Purchase Note dated October 20, 2006 to Mr. Mitchell in the amount of $2.7 million payable in two annual installments commencing December 10, 2007; (iii) a newly issued MSAI Goodwill Note dated October 20, 2006 to Mr. Mitchell in the amount of $2.7 million payable in two annual installments commencing December 10, 2007; (iv) the amount of $2 million was paid to Mr. Mitchell on September 1, 2006 and (v) a sum of $787,500 to be paid to certain contractors of MSAI within 5 days following December 18, 2006. All promissory notes issued at the original closing on August 15, 2006 were cancelled and replaced with the notes newly issued under the First Letter Agreement. With respect to the cancellation and replacement of the MSAI Closing Note due on September 30, 2006, Charys paid Mr. Mitchell a non-refundable extension payment of $550,000 on October 27, 2006 for his agreement to extend the payment date of that note to December 18, 2006.

In a series of subsequent letter agreements, Charys, Ayin and Mr. Mitchell agreed to multiple extensions of all obligations specified in the First Letter Agreement ultimately to February 21, 2007. Other than these extensions, these letter agreements did not significantly amend the terms agreed to in the First Letter Agreement, except that Charys agreed to pay a certain portion of the MSAI Closing Note to Mr. Mitchell in the form of a senior convertible promissory note and that Mr. Mitchell extend the duration of his non-competition agreement.

Upon closing the McMahan financing (see Note 9), on February 21, 2007 closed the MSAI acquisition effective February 28, 2007 (“Final Closing”).  At the Final Closing, Charys paid $18.6 million of the MSAI Closing Note obligation and the $787,500 MSAI contractor obligation in cash. $2.2 million of the MSAI Closing Note was converted to a 8.75% senior convertible promissory due to Mr. Mitchell on February 10, 2012 interest payable quarterly in arrears.. The terms of the $2.7 million MSAI Stock Purchase Note and MSAI Goodwill Note were amended to provide for two equal installment payments within a 120 day period following the Closing which occurred on February 27, 2007. These two $2.7 million notes due to Mr. Mitchell are subject to MSAI achieving certain EBITDA targets.  Failure to achieve the EBITDA targets could reduce the payments due under these promissory notes by as much as 50%.  Due to this contingency, the Company recorded a $2.7 million liability. In addition, at the Final Closing Charys issued 72,939 common shares to Mr. Mitchell at a market value of $150,000.

The consideration paid by Charys for the MSAI acquisition totaled $30.0 million, including the $2.6 million in cash paid to Mr. Mitchell prior to the Final Closing as previously described. Charys incurred total acquisition costs of $1.4 million, consisting substantially of Charys common shares issued to consultants and Charys employees under consulting and employment agreements, resulting in a total purchase price of $31.4 million.  $5.4 million in net assets were acquired from MSAI, resulting in an excess of purchase price over value received of $26.0 million as of the acquisition date. Charys has initially recorded this excess purchase price to goodwill. As of April 30, 2007, management has not assessed the excess purchase price for potential amortizable intangible assets and to determine a value for such assets that may be identified, and intends to make this assessment in fiscal year 2008.

Due to the negotiations occurring subsequent to the initial August 15, 2006 closing which resulted in significant changes to the original terms of the MSAI Stock Purchase Agreement and additions of material actions to be performed by Charys to complete the acquisition, Charys did not record the acquisition of MSAI until the effective date of February 28, 2007, and accordingly did not include the results of operations of MSAI the accompanying 2007 consolidated financial statements until after that date.

On February 27, 2007 (a) the 8.75% Senior Convertible Note payable to Lori H. Mitchell in the original principal amount of $5,790,476 dated February 16, 2007 and due February 16, 2012 with interest payable quarterly in arrears and (b) the 8.75% Senior Convertible Note payable to Mathew B. Mitchell in the original principal amount of $2,209,523 dated February 16, 2007 and due February 16, 2012 with interest payable quarterly in arrears. and guaranteed by Charys were cancelled and new notes  with the same payment terms were issued as follows:

•	An 8.75% Senior Convertible Note payable to Mathew B. Mitchell in the original principal amount of $2,590,476;

•	An 8.75% Senior Convertible Note payable to Lori H. Mitchell in the original principal amount of $2,569,524;

•	An 8.75% Senior Convertible Note payable to Carroll Castille in the original principal amount of $2,840,000

The Cotton Companies
On September 8, 2006, Charys originally executed an agreement to acquire 100% of the interests in Cotton Holdings 1, Inc., its subsidiaries and certain affiliated partnerships (“Cotton Companies” or “Cotton”) for $75 million, payable in the form of cash, promissory notes and shares of Charys common stock, with allowances for various adjustments. The original closing date for the purchase was to be September 22, 2006.  However, by mutual agreement, the original purchase agreement was amended and restated whereby, on December 8, 2006, Charys acquired a 40% interest in each of the Cotton Companies.

The consideration for the 40% interests was $16.5 million in cash, a secured promissory note (“Cotton Seller Note”) in the amount of $10 million due on March 8, 2007 (or earlier if permanent financing is obtained by Charys), 1,955,532 shares of Charys common stock valued at $29.3 million, representing a $15.00 per share guaranteed make-whole value guaranteed by Charys under the Stock Purchase Agreement. The shares received by the sellers of the Cotton Companies carry piggyback registration rights. Charys incurred total acquisition costs of $6.8 million, consisting substantially of Charys common shares issued to consultants. The remaining 60% interest in each of the Cotton Companies was to be purchased by Charys by March 8, 2007 for $32.7 million in cash.

Charys accounted for its 40% investment in the Cotton Companies under the equity method of accounting. Total consideration and costs incurred for this acquisition was $45.8 million. Charys 40% interest in the carrying value of Cotton’s net assets was $3.3 million, resulting in an excess of purchase price over net assets of $42.5 million. Charys did not attribute any excess purchase price to underlying equity in the net assets, as it believed the carrying value of the net assets to represent fair value. Accordingly, the $42.6 million excess purchase price was recorded to goodwill in its entirety.

Effective March 1, 2007, Charys acquired the remaining 60% interest in Cotton for $22.8 million in cash, and in satisfaction of the Cotton Seller Note, paid $5 million in cash and reissued a new secured promissory note (“Revised Cotton Seller Note) in the amount of $5.2 million secured by 400,000 shares of Charys common stock due March 8, 2007.

The acquisition of 100% interest of the Cotton Companies resulted in a total purchase price of $85.5 million. Net assets of $9.5 million were acquired, resulting in an excess of purchase price over net assets acquired of $76 million, all of which was recorded to goodwill. As of April 30, 2007, management has not assessed the excess purchase price for potential amortizable intangible assets and to determine a value for such assets that may be identified, and intends to make this assessment in fiscal year 2008.

On June 25, 2007, Charys and sellers of the Cotton Companies executed a Second Renewal, Extension and Modification Agreement whereby the parties agreed  that, as of June 25, 2007, the total outstanding balance on the note payable by Charys, including accrued interest, was $5.5 million which will be payable  in 36 equal monthly installments of $175,943 each, beginning on September 1, 2007 and continuing on the first day of each month thereafter until August 1, 2010, when the entire amount shall be due and payable in full.  Shares of Charys common stock previously received by the payees under the Revised Cotton Seller Note shall continue to be held as additional collateral. The Revised Cotton Seller Note is secured by a Guaranty Agreement and a Security Agreement. The Revised Cotton Seller Note further provides that upon the collection by subsidiaries in Charys’ Disaster and Remediation Group of revenues in the amount of $20 million during the period beginning on June 25, 2007, $2 million from such collections shall be paid towards amount due on the Revised Cotton Seller Note and thereafter, upon the collection by subsidiaries in Charys’ Disaster and Remediation Group of the next $10 million, $1 million from such collections shall be paid towards the amount due on the Revised Cotton Seller Note .

Summary of Assets Acquired/Liabilities Assumed
The following summary presents the estimated fair values of the assets acquired and liabilities assumed of the acquired companies as of the effective date of acquisitions. The total purchase price for each fiscal year 2006 acquisition reflects the effects of all post-closing adjustments as of April 30, 2007.

Fiscal Year 2007 Acquisitions
	Crochet & Borel Services, Inc.	Digital Communication Services, Inc.	Complete Tower Sources, Inc.	Mitchell Site Acq. Inc	Cotton Companies
Current assets	$153,204,698	$1,445,833	$15,507,333	$5,564,377	$12,157,184
Property and equipment	2,290,833	108,784	2,424,065	111,543	3,716,880
Other non-current assets	61,286	-	175	-	-
Total assets acquired	155,556,817	1,554,617	17,931,573	5,675,920	15,874,064
Current liabilities (other than debt obligations)	84,889,189	1,953,957	2,247,437	156,697	4,510,170
Debt obligations – current portion	31,580,107	13,030	-	25,164	617,319
Debt obligations - non-current portion	379,494	-	385,221	57,700	1,238,549
Total liabilities assumed	116,848,790	1,966,986	2,632,657	239,561	6,366,038
Net assets acquired (liabilities assumed)	$38,708,027	$(412,369)	$15,298,916	$5,436,359	$9,508,026
Total purchase price	201,591,155	950,300	76,087,995	31,398,620	85,544,117
Excess of purchase price over net assets acquired (liabilities assumed)	162,883,128	1,362,669	60,789,079	25,962,261	76,036,091
Less: excess purchase price allocated to amortizable intangible assets	4,010,000	-	-	-	-
Goodwill	$158,873,128	$1,362,669	$60,789,079	$25,962,261	$76,036,091

Fiscal Year 2006 Acquisitions with Post-Closing Adjustments
	Method, IQ	Viasys	Aeon	LFC, Inc.
Current assets	$2,554,790	$7,096,418	$897,794	$1,544,295
Property and equipment	615,460	5,999,792	191,034	4,028,213
Other non-current assets	32,732	102,684	-	7,130
Total assets acquired	3,202,982	13,198,894	1,088,828	5,579,638
Current liabilities (other than debt obligations)	3,262,261	9,470,353	238,431	935,446
Debt obligations - current portion	978,484	4,361,330	121,177	211,048
Debt obligations - non-current portion	147,062	1,012,893	135,917	1,010,811
Total liabilities assumed	4,387,807	14,844,576	495,525	2,157,305
Net assets acquired (liabilities assumed)	$(1,184,825)	$(1,645,682)	$593,303	$3,422,333
Total purchase price	9,081,615	20,566,687	2,131,488	10,984,780
Excess of purchase price over net assets acquired (liabilities assumed)	10,266,440	22,212,369	1,538,185	7,533,557
Less: excess purchase price allocated to amortizable intangible assets	4,740,000	2,090,000	-	3,973,987
Goodwill	$5,526,440	$20,122,369	$1,538,185	$3,559,570

Pro Forma Information
Unaudited pro forma information for the Company is presented below as if all acquisitions had taken place as of May 1st for each of the fiscal years presented.  This pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the dates assumed. Amounts are stated in thousands, except for the per share data.

	Years Ended April 30,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$146,041	$174,950
Net loss	$(302,514)	$(17,463)
Basic and diluted per share loss	$(4.54)	$(1.09)

Tower Asset Purchase
In addition to the business acquisitions described above, Ayin Holding Company Inc, a wholly-owned subsidiary of the Company entered into a Tower Asset Purchase Agreement and a Tower Asset Exclusive Option Agreement on June 20, 2006 to purchase 53 cell towers and related tower assets from The Tower Company of Louisiana, LLC for an aggregate purchase price of $17.2 million in cash, reflecting a price of $325,000 per cell tower.  On July 11, 2006, the parties agreed to effect a partial closing on 19 of the 53 cell towers to be purchased under an agreement under the same terms and conditions of the Tower Asset Purchase Agreement.  The aggregate purchase price for the 19 towers was $6.1 million, all of which was recorded to the cost of the towers, as the Company believes the price paid reflects the fair value of the towers purchased.

8. Goodwill and other Intangible Assets

Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired.  In accordance with SFAS 142, the Goodwill and indefinite-lived balances are not amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.  Other intangible assets are amortized over their useful lives, as applicable.  The changes in the carrying value of goodwill are as follows

Balance, April 30, 2005	$3,974,834
Acquisitions:
Goodwill acquired through Viasys acquisition	10,942,617
Goodwill acquired through CCI acquisition	91,791
Goodwill acquired through Method IQ acquisition	2,088,823
Goodwill acquired through LFC merger	1,942,913
Goodwill acquired through AEON acquisition	1,020,939
April 30, 2006 Balance,	$20,061,917

Acquisitions:
Goodwill acquired through Method IQ acquisition	3,437,617
Goodwill acquired through Viasys acquisition	9,179,749
Goodwill acquired through Aeon acquisition	517,249
Goodwill acquired through CCI acquisition	90,900
Goodwill acquired through LFC merger	1,616,657
Goodwill acquired through Crochet & Borel acquisition	158,873,128
Goodwill Crochet & Borel: post-closing adjustments	7,400,618
Goodwill acquired through DCS acquisition	1,362,669
Goodwill acquired through CTSI acquisition	60,789,079
Goodwill acquired through MSAI acquisition	25,962,271
Goodwill acquired through CTN acquisition	76,036,081

Adjustments:
Goodwill impairment through Method IQ	(5,526,439)
Goodwill impairment through Viasys	(20,122,369)
Goodwill impairment through Aeon	(1,538,186)
Goodwill impairment through CCI	(4,157,525)
Goodwill impairment through LFC	(3,559,570)
Goodwill impairment through Crochet & Borel	(158,873,128)
Goodwill impairment through Crochet & Borel: post-closing adjustments	(7,400,618)
Goodwill impairment through DCS	(1,362,669)

April 30, 2007 Balance,	$162,787,431

Amortizable intangible assets are summarized as follows:

	Year Ended April 30, 2006
	Useful lives	Gross Carrying Value	Accumulated Amortization
DEFINITE LIFE INTANGIBLE ASSETS
Customer relationships	6 to 22 years	$7,137,000	$364,741
Contract backlog	1 year	172,000	172,000
TOTAL DEFINITE LIFE INTANGIBLE ASSETS		$7,309,000	$536,741

	Year Ended April 30, 2007
	Useful lives	Gross Carrying Value	Accumulated Amortization
DEFINITE LIFE INTANGIBLE ASSETS
Customer relationships	1 to 22 years	$11,368,542	$2,656,957
Contract backlog	1 year	3,250,020	3,250,000
Trade name	Infinite life	$19,000	$-
TOTAL DEFINITE LIFE INTANGIBLE ASSETS		$14,637,562	$5,906,957

In the second quarter of fiscal year 2007, Fair Value Advisors, an outside valuation firm, performed a FASB 142 valuation to determine whether or not an adjustment to the carrying value for the intangible assets for Viasys Services was warranted. The outcome of the valuation resulted in a write-down of goodwill and a further adjustment to amortizable intangible assets in connection with the loss of the M&M Mars contract. Consequently, the remaining carrying value of $1,604,762 was directly related to the customer relationship with Cooper Tire. Since that time, Viasys experienced a loss of the entire maintenance portion of this contract, but retained the entire construction portion of the relationship. The percentage of relationship and corresponding revenues associated with the maintenance agreement is approximately 70% of the total. Consequently, an impairment charge of $1,203,572 was recorded at April 30, 2007 to more closely represent the carrying value associated with the Cooper Tire customer relationship.

Aggregate amortization of intangible assets was $5,370,216 and $493,740, for the years ended April 30, 2007 and 2006, respectively. Estimated amortization expense is as follows:

Years ending April 30,
2008	$1,737,196
2009	814,459
2010	767,912
2011	767,912
2012	767,912
Thereafter	3,875,214
$8,730,605

9.  Debt

Short-Term Borrowings.
Borrowings due on demand or with stated maturities of less than one year are as follows at April 30, 2007 and 2006:

	2007	2006
Unrelated parties:
Libor plus 6%, Asset backed Notes, due on demand	$-	$2,105,840
8% Note, due through February 2007, secured by Charys Stock	-	3,469,952
8% - 20% Individual Investor Notes, due through February 2007, secured by real property	-	1,426,241
12% Convertible Debenture, due December 2006, secured by Charys Stock	-	1,000,000
12% Mortgage Loan, due March 2007, secured by real property	-	800,000
12% Bank Note, due August 2006, unsecured	-	300,000
Convertible notes, interest rates of 4% to 10%, maturing through May 2008	19,982,137	-
Lines of credit, interest rates of Prime Rate + 5.5% to 6%, Libor Rate + 3%, or fixed rates of 6.83% to 8.25%, expiring between June 2007 and April 2008	3,713,704	1,920,511
Notes payable, interest rate of 9.5%, maturing through May 2007	1,115,213	-
Total short-term borrowings - unrelated parties	24,811,054	11,022,544
Less unamortized discount	5,570,075	-
Net carrying value of short-term borrowing – unrelated parties	$19,240,979	$11,022,544
Related parties:
5% Notes, due through September 2006, secured by MIQ Stock	$-	$5,000,000
5% Notes, due through September 2006	-	2,148,850
Acquisition promissory notes, interest rates of 9% to 10%, maturing through May 2007	5,624,932	-
Notes payable, interest rates of 6% to 8%, maturing through April 2007	192,966	147,321
Total short-term borrowings - related parties	$5,817,898	$7,296,171

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

Long-Term Debt.
Borrowings with stated maturities of greater than one year are as follows at April 30, 2007 and 2006:

	2007	2006
Unrelated parties:
8% Convertible Debenture due November 2008, secured by contract rights and assets	$-	$3,400,000

Construction Notes, interest rate based on prime plus 0.50% - 2%, due throughApril 2012, secured by equipment	-	1,221,859
Convertible notes, interest rates of 8% to 8.75%, maturing from December 2009through February 2012	202,383,530	-
Lines of credit, interest rates of Prime Rate + 2.75% and Libor Rate + 4.85%, expiring from June 2008 to November 2008	9,652,362	-
Promissory notes, interest rates of 6% to 15%, maturing from May 2007 through May 2012	2,963,132	-
Truck and vehicle loans, interest rates of 1.9% to 10.85%, due through July 2012	2,485,918	-
Capital leases on various equipment, interest rates of 1.94% to 36.04%, due July 2011through	1,371,745	2,336,483
Total long-term debt - unrelated parties	218,856,687	6,958,342
Current portion – unrelated parties	206,614,934	1,287,823
Less unamortized discount	101,062,503	-
Net carrying value of current portion of long-term debt - unrelated parties	105,552,431	1,287,823
Non-current portion – unrelated parties	$12,241,753	$5,670,519
Related parties:
6% - 8% Notes, due through April 2009	$-	$822,677
Acquisition promissory notes, interest rates of 4.74% to 9%, maturing from October 2008 through April 2009	57,592,310	-
Acquisition promissory notes, interest rate of 8.75%, maturing February 2012	8,000,000	-
Total long-term debt – related parties	65,592,310	822,677
Current portion – related parties	5,315,284	507,392
Non-current portion - related parties	$60,277,026	$315,285

Aggregate maturities required on all long-term debt at April 30, 2007 are as follows:

Years ending April 30,
2008	$242,559,170
2009	63,225,182
2010	994,288
2011	280,870
2012	8,018,439
Thereafter	-
315,077,949

Less unamortized debt discount	106,632,578

Net carrying value of debt at 4/30/2007	$208,445,371

During the year ended April 30, 2007, a total of $252.8 million in debt was issued by the Company with detachable warrants for the purchase of up to 191,354,225 shares of common stock at a prices ranging from $2.25 to $5.00 per share and expiring at various dates during 2008 through 2012. On the commitment dates, the Company allocated the proceeds between the debt issuances and the related warrants as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. As a result, the Company recorded a debt discount arising from the fair value allocation to the warrants in the total amount of $140 million, which is amortized as interest expense over the terms of the loans using the interest method. Of this debt, $39.6 million of principal pay-offs were made as a result of a major financing obtained in February 2007. At that time, the Company charged the unamortized discount associated with these principal pay-offs to interest expense.

Issuance costs allocated to the debt, in the amount of $15.3 million were recorded as financing costs and are amortized to interest expense over the life of the related loans.

The convertible debenture is convertible at the option of the holder until payment in full of the principal and accrued interest, all or any part of the principal amount of the debenture, accrued and unpaid interest, into common shares of the company.

The Company’s Senior Convertible Notes contain a conversion option and other features that may be considered embedded derivatives.  If these features were determined to be derivative instruments, they would be considered separately from the debt and accounted for separately.  The Company is evaluating the transaction to determine if these features are embedded derivatives, if they have significant value, and their resulting impact on the Company’s financial position, results of operations and cash flows.

The related party notes are with various officers or related parties of officers of the company or its subsidiaries that arose due to the acquisitions.

Also included in interest expense is the amortization of financing costs.

The company has pledged substantially all of its assets as collateral for outstanding financing transaction balances.

See Note 20  for disclosure of defaults on financing, including technical defaults and past due payments.

Private Offering of Securities

On February 16, 2007, we completed a $175 million private offering of securities to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  On March 6, 2007, the buyer exercised its option to purchase an additional $26.25 million of the securities. The securities were sold by McMahan Securities Co., L.P. (collectively, sometime hereafter referred to as the “McMahan Securities”) to qualified institutional buyers in separable Units, each consisting of $1,000 principal amount of our 8.75% Senior Convertible Notes due February 16, 2012, and our warrants to purchase 333.333 shares of our common stock at $4 per share and our warrants to purchase 333.333 shares of our common stock at $5 per share, in each case, subject to adjustment under certain circumstances.  The warrants expire on February 16, 2012.  The notes are initially convertible into 444.444 shares of our common stock per $1,000 principal amount ($2.25 per share), and are provisionally redeemable by Charys after two years if our common stock reaches certain specified stock prices.  As the Company allocated the proceeds between the debt issuances and the related warrants as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the imputed interest rate calculated on the resulting discount of the notes was 14.6% which combined with the stated rate results in an effective interest rate of the 23.4% on this debt. A cash reserve covering the first two quarters of interest due under the notes was set aside out of the net proceeds of the offering.  On April 30, 2007, we filed a registration statement covering the resale of the notes, the warrants and the underlying common shares.  The notes and warrants trade on the PORTAL Market, or directly between qualified buyers and are guaranteed by each of our material subsidiaries.  We used the aggregate net proceeds of the offering of approximately $189.9 million toward certain of the payments due under the purchase agreements for Cotton Holdings 1, Inc., Cotton Commercial USA, L.P., Cotton Restoration of Central Texas, LP, Complete Tower Sources Inc., Mitchell Site Acq, Inc. and Crochet & Borel Services, Inc., to refinance and/or pay off other indebtedness and for working capital and other general corporate purposes.

Gottbetter Capital Subordinated Convertible Debt

On August 31, 2006, we closed a $20,000,000 financing, which was followed approximately two months later by a $1,000,000 tag-along financing, in the form of subordinated convertible notes.  The aggregate principal amount of these notes issued was $21,052,637, reflecting a 5% original issuance discount.  These notes were issued by us to a group of investors led by Gottbetter Capital Master, Ltd. and carried a 10% coupon rate and a 24-month term.  These notes were convertible into our common stock at a conversion price of $2.25 per share, which resulted in approximately 9,824,561 shares issuable upon conversion of all of the notes.  Further, in connection with our Vision financing, described below, we entered into a side letter agreement with the Gottbetter investors dated November 8, 2006, pursuant to which the investors waived certain preemptive rights and consented to the Vision financing, and pursuant to which we issued warrants to the Gottbetter investors to acquire approximately 11,030,614 shares of our common stock with an exercise price of $2.25 per share.  We also granted registration rights with respect to the conversion shares and warrant shares that may be received by the Gottbetter investors upon conversion of their notes or exercise of their warrants. As the Company allocated the proceeds between the debt issuances and the related warrants as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the imputed interest rate calculated on the resulting discount of the notes was 59.8%, which combined with the stated rate results in an effective interest rate of the 69.8% on the debt.

The Gottbetter investors received a senior security interest, which was subordinate only to existing security interests granted to banks and our other senior debt lenders, in substantially all of our assets and the assets of our subsidiaries.  We were required to make interest payments for the first nine months due on the Gottbetter notes, after which payments of principal and interest were scheduled to begin.

Beginning on February 22, 2007, and using proceeds from the sale of the McMahan Securities described elsewhere in this Annual Report, we redeemed all of the Gottbetter notes with the exception of certain of these notes in the aggregate principal amount of approximately $4.5 million.  However, pursuant to an Amendment Agreement dated as of April 5, 2007, between Charys and various investors, the investors purchased the remaining Gottbetter notes for then current balance in the amount of $4,719,200, and in the process extended their maturity date and made certain other modifications to the notes.  We have not made any of the payments due on the amended notes.  However, as of the date of this Annual Report, none of the holders of the amended notes has indicated an intention to institute any action against Charys.

In addition, Charys and the investors amended and restated the Registration Rights Agreement dated August 30, 2006 in order to, among other things, extend the filing and effectiveness deadlines for the registration of the Conversion Shares and the shares of our common stock into which the Warrants (as defined in the Securities Purchase Agreement dated August 30, 2006) are exercisable.

Vision Financing

In order to finance the acquisition of the initial 40% interest in each of Cotton Holdings 1, Inc., Cotton Commercial USA, L.P. and Cotton Restoration of Central Texas, LP, as of December 4, 2006, we entered into a note and warrant purchase agreement with various purchasers led by Vision Opportunity Master Fund, Ltd. and issued notes for $14.5 million.  The subordinated convertible promissory notes sold in this financing bear interest at a rate of 8% per annum and are convertible into shares of our common stock based on an initial conversion price of $2.25 per share. As the Company allocated the proceeds between the debt issuances and the related warrants as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the imputed interest rate calculated on the resulting discount of the notes was 54.2% which combined with the stated rate results in an effective interest rate of the 62.2% on the debt. For no additional consideration, each of the purchasers was also issued:

•
Series A Warrants expiring on December 4, 2011 to purchase at an exercise price of $4.00 per share the number of shares of our common stock equal to 75% of the number of conversion shares (as defined in the Vision note and warrant purchase agreement) issuable upon conversion of the notes purchased by each purchaser;

•
Series B Warrants expiring on December 4, 2011 to purchase at an exercise price of $5.00 per share the number of shares of our common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser;

•
Series J Warrants expiring on September 7, 2007 to purchase at an exercise price of $3.25 per share the number of shares of our common stock equal to 100% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser;

•
Series C Warrants expiring on December 4, 2011 to purchase at an exercise price of $4.00 per share the number of shares of our common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser; and

•
Series D Warrants expiring on December 4, 2011 to purchase at an exercise price of $5.00 per share the number of shares of our common stock equal to 75% of the number of conversion shares issuable upon conversion of the notes purchased by each purchaser.

However, each of the purchasers was only issued Series J Warrants, Series C Warrants and Series D Warrants, if such purchaser’s aggregate investment in Charys was equal to or greater than $10,000,000 (including only such purchaser’s investment in the Vision financing plus such purchaser’s investment in the Gottbetter financing described below).  Further, a holder of Series C Warrants and Series D Warrants may not exercise such warrants unless such purchaser has first exercised its Series J Warrants.  A holder’s Series C Warrants and Series D Warrants will become exercisable as to a number of shares of our common stock equal to 75 percent of the number of shares of our common stock acquired by that holder through the exercise of its Series J Warrants.

Prior to February 28, 2007, the outstanding balance under the Vision note and warrant purchase agreement was approximately $14,450,000, which was due and payable by December 4, 2009.  On February 28, 2007 and March 1, 2007, Charys prepaid a total of $13,500,000 of the outstanding balance due Vision Opportunity Master Fund, Fort Mason Master, LP and Fort Mason Partners LP, using proceeds from the private offering of the McMahan Securities described in this Annual Report.  Upon the occurrence of such prepayments the following changes were made to the warrants held by Vision Opportunity Master Fund and the Fort Mason entities:

•	Their Series B Warrants were cancelled;

•	Their Series A Warrants were amended to reduce the exercise price of such warrants to $2.50 per share; and

•	Their Series J Warrants were amended to reduce the exercise price of such warrants to $2.40 per share.

The following changes were also made to the warrants held by Opal Limited, which only held Series A Warrants and Series B Warrants and did not receive Series J Warrants, Series C Warrants or Series D Warrants:

•	Its Series B Warrants were cancelled; and

•	Its Series A Warrants were amended to reduce the exercise price of such warrants to $2.50 per share.

None of the other warrants issued pursuant to the Vision note and warrant purchase agreement were affected in connection with this prepayment to Vision Opportunity Master Fund and the Fort Mason entities.  Any shares issuable upon exercise of the warrants have registration rights.

Of the $13,500,000 prepaid by Charys on February 28, 2007 and March 1, 2007, Vision Opportunity Master Fund received $10,000,000 and the two other investor entities together received $3,500,000.  Vision Opportunity Master Fund and the other investor entities no longer hold any of the promissory notes issued pursuant to the Vision note and warrant purchase agreement.  Each of the foregoing entities used the amounts prepaid to them to acquire units sold in the private offering of the McMahan Securities described in this Annual Report.

The remaining two investors in this financing each hold our Subordinated Convertible Promissory Note in the amount of $450,000 due December 7, 2009 which provides for quarterly interest payments to commence on March 1, 2007 which have not been paid.  In June, 2007, we settled the payment due on one of the notes by issuing 293,381 shares of our common stock to the holder.

HarPos Bridge Financing

On January 24, 2007, we closed on a bridge loan for $800,000 with HarPos Funding, LLC ("HarPos Financing") pursuant to which the principal and accrued interest of $184,200 were due on the earlier of April 8, 2007 or upon Charys obtaining permanent financing. In connection with this note, we issued warrants for 250,000 common shares at a purchase price of $2.25 per share, expiring January 8, 2011. In addition, we executed consulting agreements with Mel Harris and Steven Posner, members of HarPos Funding LLC, for which they each received 100,000 restricted common shares. The HarPos Financing was refinanced on May 3, 2007 pursuant to which the note shall be due and payable in 18 equal monthly installments of $61,399.11 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid. Interest accrues at the rate of 15% per annum. The refinanced note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc. We have not made the August 3, 2007, the September 3, 2007, or the October 3, 2007 payment due on the note. However, as of the date of this Annual Report, HarPos has not indicated an intention to institute any action against Charys. As the Company allocated the proceeds between the debt issuances and the related warrants as required by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the imputed interest rate calculated on the resulting discount of the note was 6.2%, which combined with the stated rate results in an effective interest rate of 21.2% on this debt.

Posner, Posner and Harris Notes

On May 3, 2007, we issued separate notes to three individuals in the collective amount of $1.1 million on substantially identical terms to settle amounts due pursuant to loan agreements dated May 1, 2006. These notes are due and payable in 18 equal monthly installments totaling $62,728 (or more), including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid. Interest accrues at the rate of 15% per annum. The amended notes were personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet &, Borel, Inc. We have not made the August 3, 2007, the September 3, 2007, or the October 3, 2007 payment due on these notes. However, as of the date of this Annual Report, the note holders have not indicated an intention to institute any action against Charys. As the Company allocated the proceeds between the debt issuances and the related warrants as required by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the imputed interest rate calculated on the resulting discount of the notes was 26.8%, which combined with the stated rate results in an effective interest rate of 41.8% on this debt

Series D Preferred Stock Financing

On May 19, 2006, we executed a securities purchase agreement with various investors whereby the investors purchased 1,300 shares of our newly created Series D Preferred Stock, having an aggregate stated value of $13,000,000, for a total consideration of $12,200,000, reflecting an issuance discount in the aggregate amount of $800,000.  The shares of Series D Preferred Stock were convertible into an aggregate of 5,777,778 shares of our common stock at a conversion price of $2.25 per share.

In addition, the investors were issued warrants to purchase 4,333,332 shares of our common stock.  Each warrant has an expiration date of five years from the date of issue and was initially exercisable at a price of $6.24, subject to adjustments.  However, pursuant to the forbearance letter discussed below, the number of shares issuable upon exercise of the warrants was increased to 12,017,774, and the exercise price was reduced to $2.25 per share, subject to adjustment. As the Company allocated the proceeds between the debt issuances and the related warrants as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the imputed interest rate calculated on the resulting discount of the notes was 66.8%, which combined with the 0% stated rate results in an effective interest rate of 66.8%.

The Series D Preferred Stock accrued special payments representing amortization of principal at the rate of $416.67 per month per share, beginning on November 6, 2006, the first of which was due on December 1, 2006.  Pursuant to the forbearance letter discussed below, the date for the initial payment was extended until January 5, 2007.  However, no special payments were made.  Shares of Series D Preferred Stock also accrued a quarterly cash dividend on their stated value of $10,000 per share at a rate of 8% per annum.

The holders of Series D Preferred Stock were granted registration rights with respect to the shares of common stock underlying the preferred stock and warrants, which required us to file a registration statement under the Securities Act of 1933 within 90 days of May 19, 2006, and to have it declared effective within 90 days thereafter.  We defaulted on our obligation to file a registration statement and, on November 8, 2006, delivered a forbearance letter to the holders of the Series D Preferred Stock, which sets forth the terms of a mutual understanding that was reached between us and the holders of the Series D Preferred Stock.

Pursuant to the terms of the forbearance letter, the holders of the Series D Preferred Stock agreed to forbear from exercising their rights and remedies with respect to our failure to file timely and have declared effective a registration statement.  Specifically, the holders of the Series D Preferred Stock agreed to refrain from declaring an event of default, triggering event, redemption, other default or acceleration, or otherwise demand payment of any liquidated damages payable under our certificate of designation for the Series D Preferred Stock and the related registration rights agreement, securities purchase agreement, warrants and other documents dated May 19, 2006 and entered into in connection with the Series D Preferred Stock financing until January 5, 2007.

We used $5,236,543 of the net proceeds of sale of our securities in connection with the Unit Purchase Agreement with McMahan Securities Co. L.P. described elsewhere in this Annual Report to purchase and retire 400 shares of our Series D Preferred Stock valued at $4,000,000, plus $1,236,543 in accrued interest and redemption premiums.

Pursuant to a Securities Exchange Agreement dated as of April 30, 2007, we issued to three investors our subordinated unsecured convertible notes in an aggregate amount of $15,037,278, which amount represented the then value of our Series D Preferred Stock, including accrued interest and redemption premiums, in exchange for the remaining 900 shares of our Series D Preferred Stock.  Each holder of such convertible notes is entitled to convert any portion of its outstanding and unpaid note into fully paid and nonassessable shares of our common stock.  The number of shares to be issued shall be determined by dividing the amount of the note to be converted by $2.25, subject to adjustment as provided in the note.  We were late in the payment due on July 13, 2007 to one investor,  have not made the August 3, 2007 payment due on the note payable to one of the investors, and have not made the payments due September 3, 2007 or October 3, 2007 to any  investor. Pursuant to the terms of the notes, a default under one note is a default under all three notes, even if the all of the payments were timely made with respect to the other two notes.  However, as of the date of this Annual Report, none of the investors have indicated an intention to institute any action against the Company.

In addition, and without limitation of any other rights and remedies under the foregoing notes, upon the first occurrence of a default under the Note, without regard to any cure period thereunder, and upon the expiration of each additional 30 day thereafter during which the event of default continues, in whole or in part (such late payment, the “Delinquent Payment Amount”), the Company shall issue a Warrant to the Holder for such number of shares of Common Stock of the Company equal to the Delinquent Payment Amount at such time divided by the Conversion Price.  Upon the second occurrence of an Event of Default, without regard to any cure period thereunder, the Company shall issue a Warrant to the Holder for such number of shares of Common Stock of the Company equal to the outstanding principal balance of the Note at such time divided by the Conversion Price.  As a result of our default, the investors have a right to 3,689,648 Default Warrant Shares at an exercise price of $5.00 per share.

Contemporaneously with the execution and delivery of the Securities Exchange Agreement, Charys and the investors executed a Registration Rights Agreement, pursuant to which Charys agreed to provide certain registration rights with respect to the shares of our common stock issued upon conversion of the notes.

At the closing of the Securities Exchange Agreement, that certain Escrow Shares Escrow Agreement pursuant to which Charys issued and delivered to Gottbetter & Partners, LLP 8,666,666 shares of our common stock as described above was terminated.

Those certain warrants issued to the original purchasers of our Series D Preferred Stock on May 19, 2006 remain outstanding.

CCI Debt Restructuring
As of the CCI acquisition on March 4, 2005, the credit facilities assumed by the Company and their status were as follows:

•
Revolving line of credit with The Frost National Bank (“Frost Bank”) with a borrowing base at the lesser of $5 million or 80% of eligible accounts receivable and 50% of net costs and estimated earnings in excess of billings on uncompleted contracts. Interest on the outstanding borrowings was based on the prime rate plus 3% and borrowings were collateralized by all assets of CCI. At the acquisition date, CCI’s outstanding borrowings under the line of credit totaled $4.55 million. The line of credit was under an extension agreement dated February 1, 2005, which reduced the maximum borrowings to $4.55 million and required CCI to pay monthly interest-only payments at the prime rate plus 3% until August 1, 2005, at which time the outstanding principal would be due in full.

•
Term loan with Frost Bank, the outstanding principal balance of which was $1.71 million at the acquisition date. The loan was under an extension agreement dated February 1, 2005, in which CCI would pay monthly interest-only payments at the prime rate plus 3% until September 20, 2005, at which time the outstanding principal would be due in full.

•
Effective April 25, 2005, Charys entered into an agreement (the “Agreement”) with Frost Bank relating to the retirement of these credit facilities. Pursuant to the terms of the Agreement, Frost Bank unconditionally canceled the outstanding obligation due under the term loan, the balance at that time of which was $1.67 million. The terms under which Charys satisfied CCI's obligation to Frost Bank for the term loan were as follows:

•
Charys issued Frost Bank 400,000 shares of the Company’s Series B preferred stock (see Note 12). Each share of the preferred stock is convertible into one share of Charys’ common stock. The shares are non-voting and are not under any mandatory redemption requirements.

•
Frost Bank extended the final maturity of the existing credit line for a period of six months from February 1, 2005 until August 1, 2005 (the "Forbearance Period"). The line of credit was renewed at $4.55 million, which were the outstanding borrowings under the credit line at April 25, 2005.

Upon execution of the Agreement on April 25, 2005, the Company recorded the cancellation of the outstanding balance of the Frost Bank term loan. The Company also recorded costs associated with the debt retirement, including a fair value of $160,000 for the preferred stock issued and $59,371 for accrued professional and consultant fees, resulting in a net gain on the term loan retirement of $1.45 million for the year ended April 30, 2005.

To complete the restructuring of CCI’s debt, the Agreement also provided for Frost Bank to release of all debt security interests and liens relating to the credit line in consideration for it receiving the following during the Forbearance Period:

•	Delivery to Frost Bank of a one-time cash payment of $2.5 million, reduced by any net pay-down during the Forbearance Period.

•	Execution by Charys of a $300,000 promissory note in favor of Frost Bank at 12% interest, maturing 13 months after issuance.

•
Issuance by Charys of 500,000 shares Series C preferred stock to Frost Bank, with each share to be non-voting, convertible into one share of Charys’ common stock, and not under mandatory redemption requirements. The shares issued are restrictive as to their disposition by Frost Bank. However, Charys agreed to file a registration statement with the SEC to cover the common stock issuable upon the conversion of the preferred stock.

On July 29, 2005 and prior to the expiration of the Forbearance Period, Charys, through its subsidiary CCI, closed on a new $5 million asset based credit facility with CAPCO Financial Company (“CAPCO”). The finance agreement provides for CAPCO to make cash advances to CCI based on 85% of accounts receivablesthat are 90 days or less from invoice date. The initial term of this agreement is 12 months from the closing date. Interest is payable on outstanding borrowings at the prime rate plus 6%. CAPCO will also receive a seven-year warrant to purchase up to 862,069 shares of Charys common stock at $0.29 per share. The facility is secured by a first lien position on the assets of CCI. The initial draw-down of the facility was approximately $2.6 million, of which $2.5 million, combined with a $300,000 unsecured note and the issuance of 500,000 shares of Series C preferred stock,  was used to pay-off the existing Frost Bank line of credit obligation of $4.55 million under the terms of the Agreement, which also occurred on July 29, 2005.

10.  Commitments and Contingencies

Commitments and contingencies not otherwise disclosed in these notes to the consolidated financial statements are as follows:

Operating Leases
The Company and its subsidiaries lease office space, equipment, automobiles, and office equipment under long-term, non-cancelable operating leases expiring in various years through 2015. Total rent expense for all leases for the years ended April 30, 2007 and 2006 was $2,503,493 and $1,086,976. Future minimum lease payments under non-cancelable operating leases at April 30, 2007 are as follows:

Years ending April 30,
2008	$3,247,361
2009	2,903,388
2010	2,264,251
2011	1,956,641
2012	1,038,186
Thereafter	898,922
$12,308,748

Litigation and Claims

Holcomb and Acosta Matters.  We are engaged in protracted litigation with our former president, Benjamin F. Holcomb, and our former vice president of business development, Edward K. Acosta, which is currently pending in the Superior Court of Fulton County, Georgia.  The Holcomb complaint described below was filed in September 2005 and the Acosta Complaint described below was filed in November 2005.  Messrs. Holcomb and Acosta were terminated by us in July 2005 and have filed a series of lawsuits seeking, among other things, damages for breach of their employment contracts and/or damages for alleged misstatements in our filings with the Securities and Exchange Commission.  In addition, Messrs. Holcomb and Acosta have sought to encumber shares of our preferred stock through the appointment of a receiver of such shares currently held by our chief executive officer, Billy V. Ray, Jr., and/or to assert a derivative action purportedly in our name against our board of directors, several officers and certain third parties.  Messrs. Holcomb and Acosta are represented by the same legal counsel in all such litigation.  We believe that these matters are without merit and intend to defend them vigorously.  These matters are described in more detail below.

Benjamin F. Holcomb v. Charys Holding Company, Inc., Civil Action File No. 2005CV105803, pending in the Superior Court of Fulton County, State of Georgia.  In June 2004, we entered into an employment contract with our former president, Benjamin F. Holcomb.  In July 2005, we terminated that employment contract.  On September 1, 2005, Mr. Holcomb filed suit seeking damages in excess of $100,000 arising out of what Mr. Holcomb claims to be a breach of his employment contract arising from our alleged failure to pay him compensation to which he claims he was entitled.  We believe Mr. Holcomb’s claims are without merit, and we intend to defend this litigation vigorously.  This litigation is currently in discovery.  As of the date of this Annual Report, no trial date has been set.

Edward Acosta v. Charys Holding Company, Inc., Civil Action File No. 2005CV108667, pending in the Superior Court of Fulton County, State of Georgia.  In July 2004, we entered into an employment contract with our former vice president of business development, Edward K. Acosta.  In July 2005, we terminated the employment contract.  On November 10, 2005, Mr. Acosta filed suit against us, Billy V. Ray, Jr., our chairman and chief executive officer, the law firm of Glast, Phillips & Murray, and Norman Reynolds, an attorney at Glast, Phillips (Mr. Reynolds and Glast, Phillips represent us in various matters) seeking damages in excess of $480,000 arising out of what Mr. Acosta claims to be a breach of his employment contract arising from our alleged failure to pay compensation to which he claims he was entitled and statements in our documents filed with the Securities and Exchange Commission, which Mr. Acosta claims to have been false and on which he allegedly relied in agreeing to become employed by us.  This litigation is currently in discovery.  We believe Mr. Acosta’s claims are without merit, and we intend to defend this litigation vigorously.  As of the date of this Annual Report, no trial date has been set.

Holcomb and Acosta “Derivative” Claims.  In November 2005, Messrs. Holcomb and Acosta sent identical letters to our chief executive officer, Mr. Ray, with copies to each member of our board of directors.  These letters purported to be stockholder demand letters requiring us to take remedial action with regard to five allegedly improper transactions in 2004 and 2005:

•	Certain real property was sold by us to an entity allegedly controlled by insiders resulting in an improper gain to the insiders, who include certain of our directors and our chief executive officer;

•	Issuance of common shares worth $430,000 on Form S-8 to a consultant;

•	Acceptance of $140,000 as a loan from a consultant;

•	Improper issuance of shares to consultants; and

•	Improper accruing for $446,000 in payroll tax penalties owing from one of our subsidiaries.

Our board of directors met on November 10, 2005 and again on February 21, 2006 to discuss these allegations.  Documents that the board might wish to review in evaluating and responding to those allegations were gathered by certain officers and directors and distributed prior to the February meeting, and a discussion was held.  The board appointed a special committee of certain directors to conduct further investigation and evaluation of the allegations.  The special committee was empowered to review the matters set forth in the allegations, and to have access to all of our records and all officers and directors they deem necessary to make a fully-informed evaluation of and response to the allegations, and whether any corrective action should be taken in light of them.  The special committee met on numerous occasions and finalized its recommendations on April 5, 2006.  Specifically, the special committee found that no remedial action demanded by Messrs. Holcomb and Acosta was necessary.  On April 6, 2006, the special committee made its recommendation to the full board, and the board adopted the recommendation by unanimous vote.

Holcomb “Receivership” Litigation.  On February 13, 2006, Mr. Holcomb filed suit against our chief executive officer, Mr. Ray, in the Superior Court of Fulton County Georgia seeking the appointment of a receiver to take possession of 1,000,000 shares of our Series A Preferred Stock currently held by Mr. Ray and his wife, which the suit alleges Mr. Ray pledged in connection with certain of our transactions without the consent of Mr. Holcomb.  Also named in the suit are Method IQ, Inc., Mel Harris, Steven Posner, Glast Phillips & Murray PC, Rock Creek Equity Holding LLC, J. Alan Shaw, and SunTrust Banks, Inc.  The basis for the suit is Mr. Holcomb’s allegation that, on or about April 19, 2004, Mr. Ray, Alec McLarty (one of our directors) and Mr. Holcomb formed BRG Holdings, LLC for the purpose of owning the shares of the Series A Preferred Stock, and that certain transactions in connection with which Mr. Ray pledged the shares of the Series A Preferred Stock (specifically, a pledge of 50,000 the Series A shares in connection with our acquisition of Method IQ and a pledge of 950,000 Series A shares in connection with the Harris-Posner transaction) were entered into without Mr. Holcomb’s consent.  Although Mr. Ray had not yet been served with the complaint, Mr. Holcomb moved for the appointment of a receiver over Mr. Ray’s Series A shares, and a motion was heard by the court on February 21, 2006.  Mr. Ray argued to the court that, notwithstanding the formation of BRG Holdings, there was never an agreement to transfer Mr. Ray’s Series A shares to that company, nor any consideration received therefore from BRG Holdings, and that none of the transactions complained of required Mr. Holcomb’s consent.  The court summarily denied Mr. Holcomb’s motion on February 28, 2006, following which the complaint in the action was served on Mr. Ray.  Mr. Ray believes that the allegations in Mr. Holcomb’s lawsuit are without merit, and he intends to defend this lawsuit vigorously.

Acosta “Derivative” Litigation.  Shortly after the denial of Mr. Holcomb’s appointment for a receiver over Mr. Ray’s Series A Preferred Stock discussed above, on March 10, 2006, Mr. Acosta filed a derivative lawsuit in the U.S. District Court of the Northern District of Georgia, Atlanta Division, purportedly on our behalf against all of the members of our board of directors, as well as our chief financial officer, Raymond J. Smith, an advisor to the our board of directors, Marvin Rosen, Tony Gentile, IFG Private Equity, LLC, Janet Risher, the wife of Richard Mangiarelli, one of our former directors, Richard Schmidt, Paul Ferandell, Bruce Caldwell, Jimmy Villalobos, Ash Mascarenhas and Francis Zubrowski.  The complaint is premised on the same allegations forming the basis of Messrs. Holcomb and Acosta’s prior stockholder demands, and seeks unquantified monetary damages, a judgment declaring that certain defendants have breached their fiduciary duties to us, an injunction against further violations, and attorneys’ fees.  The complaint has not been validly served on any defendant.  In light of the special committee and full board rejection of the claims, among other reasons, we believe Mr. Acosta’s lawsuit is without legal merit, and we intend to defend it vigorously.

Certified/LVI Environmental Services, Inc., Certified/LVI Environmental Services of New Orleans, Inc., LVI Environmental Services, Inc. (a Florida corporation), LVI Environmental Services, Inc. (an Oklahoma corporation) vs. Crochet & Borel Services, Inc. and Charys.  On September 19, 2006, we were served with a demand for arbitration arising out of the following.  In 2005, Plaintiffs entered into subcontracts with our subsidiary, Crochet & Borel, for restoration, debris removal and abatement work for damages caused by hurricanes Katrina, Rita and Wilma in Texas, Mississippi, Louisiana and Florida.  Plaintiffs claim they are owed a net balance of $10,587,719.04 for work done pursuant to those subcontracts, and also claim we guaranteed payment of that amount.  An American Arbitration Association arbitration is pending (Case No. 70 110 J 00760 06), and a hearing has been scheduled for the first week of December of 2007.  Plaintiffs also filed suit in the 60th Judicial District Court of Jefferson County Texas, Cause No. B-I 77,721, Certified/LVI Environmental Services, Inc., Certified/LVI Environmental Services of New Orleans, Inc., LVI Environmental Services, Inc. (a Florida corporation), LVI Environmental Services, Inc. (an Oklahoma corporation) vs. Crochet & Borel Services, Inc. d/b/a Crochet & Borel Services, Inc. and Charys Holding Company, Inc., asserting those same claims.  We challenged jurisdiction in Texas.  We dispute that Plaintiffs have any claim against us directly, including the alleged guaranty.  Plaintiffs have dismissed their claims against us in the Texas action, but have threatened to reassert similar and related claims in Georgia, in an effort to collect the aforementioned amount from us directly.  Plaintiffs contend payment is due now.  The agreements between Crochet & Borel and Plaintiffs provide that Crochet & Borel is not obligated to pay Plaintiffs until ten days after Crochet & Borel receives payment for Plaintiffs work.  Although the outcome of litigation cannot be predicted with any degree of certainly, Crochet & Borel expects to prevail on its contention that payment to Plaintiffs is not yet due.  Further, because Crochet & Borel anticipates that the amount ultimately owed will correspond to the amount Crochet & Borel collects from property owners, insurers and/or the Federal Emergency Management Agency for work done by LVI, the net financial impact of this litigation on us is not expected to be material.

Other Contingencies

IRS Penalty Assessment
The tax penalty contingency of PRG referred to in Note 6 relates to IRS penalty assessments associated with the timing and method used by PRG to pay payroll taxes, primarily relating to fiscal year 2004 before its acquisition by Charys. PRG had been notified of penalty assessments of approximately $375,000 relating to an erroneous method PRG had used to pay the taxes, which were included in accrued expenses in the 2005 consolidated balance sheet. The Company believed the amount of this assessment to be egregious in light of the circumstances that caused it. The IRS abated this penalty in its entirety during fiscal year 2006.

Contingent Acquisition Liabilities
The terms of the purchase agreements relating to the acquisition of CCI, LFC, CTSI and MSAI provide for additional (“earn-out”) consideration in cash or Charys common stock to the selling stockholders of these companies based on the companies achieving future financial performance targets as specified in the agreements. Under the CCI purchase agreement formula, the maximum amount of this earn-out liability is $5.4 million over fiscal years 2006 and 2007, and no additional consideration was earned during 2006 or 2007. Earn-out liability for LFC is $11.2 million over fiscal years 2007 through 2009. Under the CTSI purchase agreement, the promissory note dated October 20, 2006 in the original principal amount of $14,200,000 payable to Lori H. Mitchell in two annual installments within a 120 day period following December 18, 2007 and December 18, 2008 is subject to CTSI achieving certain EBITDA targets.  Failure to achieve the EBITDA targets could reduce the payments due under the promissory note by as much as 50% Due to this contingency, the Company recorded a $7.1 million liability. Under the MSAI purchase agreement, the two $2.7 million notes due to Mr. Mitchell are subject to MSAI achieving certain EBITDA targets.  Failure to achieve the EBITDA targets could reduce the payments due under these promissory notes by as much as 50%.  Due to this contingency, the Company recorded a $2.7 million liability. Under generally-accepted accounting principles, additional consideration resulting in future periods from these earn-out contingencies, if any, will be recorded to goodwill at the time the contingency is resolved. Accordingly, the accompanying consolidated financial statements do not include any potential effects of these contingencies, which could be material.

Acquisition “Make-Whole” Contingencies
The purchase agreements for the acquisition of CCI, MIQ, and the purchase of real estate from CCI Associates contain “make-whole” provisions, whereby Charys was committed to issuing additional common shares or paying cash to the sellers if the future market price of the Company’s stock failed to achieve certain levels defined in the respective purchase agreements. The maximum additional consideration which could have been paid under the make-whole provisions relating to the CCI and MIQ acquisitions was $8.15 million. The maximum effect of the make-whole provision relating to the real estate purchase agreement was $905,000. The make-whole contingencies for MIQ and CCI had not been recorded, as they were also subject to the companies achieving future performance targets defined in the purchase agreements. The $905,000 make-whole contingency for CCI Associates real estate purchase was reflected in equity in the accompanying fiscal year 2005 consolidated financial statements, as required by generally accepted accounting principles. As of May 11, 2006, Charys’ common stock price had achieved the value required under these purchase agreements and was relieved of any potential obligations for these make-whole contingencies.

Lumbermen’s Mutual Casualty Company
Effective November 1, 2005 Charys closed upon a contract with certain parties (“Sellers”) to acquire the outstanding stock of Viasys Network Services Inc. and Viasys Services Inc. (collectively “Viasys”) as discussed in detail in a Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “Acquisition Agreement”).  At the time of closing this transaction, numerous lawsuits were pending against Viasys. The Acquisition Agreement requires Sellers to indemnify Charys for all losses that exceed an aggregate of $1 million which may be incurred in connection with one particular lawsuit that was pending at the time of the closing of the Acquisition Agreement, Lumbermen’s Mutual Casualty Company (“Plaintiff”) v. Able Telecommunications & Power, Inc. (“ATP”), Transportation Safety Contractors, Inc. (“TSC”) and Georgia Electric Company (“GEC”) filed in September 2003 in the United States District Court, Northern District of Georgia, Atlanta Division. ATP, GEC and TSC are predecessors of Viasys and are hereinafter referred to as Defendants. In the lawsuit, Plaintiff seeks to recover approximately $4.5 million under a General Indemnity Agreement executed on March 6, 2000 between Plaintiff and Able Telecom Holding Corporation (“Able”), the former parent of Defendants.  Plaintiff issued bonds on behalf of a subsidiary of Able, from the period of approximately April 2000 through August 2001. Plaintiff allegedly incurred various losses due to the subsidiaries’ failure and inability to pay its subcontractors and suppliers on various jobs across the country and made various payments to bond claimants.

In May 2006 the parties entered into a settlement agreement which provided for a payment of $200,000 cash to the Plaintiff and the issuance of 400,000 shares of Charys common stock with registration rights, and with the obligation to issue up to an additional 100,000 shares of common stock if the market price of the stock is less than $4.83 per share as of the close of business on the date of the first day the shares can be publicly sold without restriction. The shares were valued at a current market price of $7.45, for a total value of $2.98 million. The $3.18 million settlement of this acquisition contingency was recorded by Charys as an adjustment of its purchase accounting for Viasys, and thus recorded to goodwill in its entirety.

11.  Reserves for Contract Losses

The Company recorded a $500,000 reserve in the purchase accounting for the acquisition of CCI to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the March 4, 2005 acquisition date. Subsequent to the acquisition, CCI has utilized the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition. During the period March 4, 2005 to April 30, 2005, $150,000 of this reserve was utilized. The remaining reserve of $350,000 was utilized during the twelve months ended April 30, 2006 upon completion of the jobs related to the reserve.

The Company recorded a $750,000 reserve in the purchase accounting for the acquisition of Viasys to reflect what the Company believed to be the net billable value for costs and estimated earnings on uncompleted contracts as of the November 1, 2005 acquisition date. Subsequent to the acquisition, Viasys determined that the net billable value for costs and estimated earnings on uncompleted contracts as of November 1, 2005 acquisition date required and additional reserve of $2,156,000.  The company recorded in the fourth quarter of fiscal 2006 an additional reserve in the purchase accounting of $2,156,000.  During the twelve months ended April 30, 2006, Viasys utilized $1,472,000 of the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition. During the twelve months ended April 30, 2007, Viasys utilized $1,434,000 of the reserve for contract losses only on those jobs specifically identified as uncompleted contracts at the date of acquisition.

12.           Stockholders’ Equity

Preferred Stock
Series A. On December 16, 2003, Charys issued 1,000,000 shares of Series A preferred stock. The Series A preferred stock is not entitled to receive any dividends and is not convertible into shares of Charys’ common stock. A holder of the Series A preferred stock is entitled to 250 votes per share. The shares are not under any mandatory redemption requirements.

Series B. On April 25, 2005, Charys issued Frost Bank 400,000 shares of Series B preferred stock (see Note 9). The shares are non-voting, and each share is convertible into one share of Charys’ common stock. The shares are not under any mandatory redemption requirements.  On June 8, 2006, the 400,000 Series B shares were converted to 400,000 shares of common stock.

Series C. On July 29, 2005, Charys issued Frost Bank 500,000 shares of Series C preferred stock in as partial consideration for the retirement of CCI debt (see Note 9). The shares were valued at the $0.22 per share market price of the Company’s common stock as of that date, for a total value of $110,000. The shares are non-voting, and each share is convertible into one share of Charys’ common stock. The shares are not under any mandatory redemption requirements.

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

•	One-third registered securities pursuant to a registration statement on Form S-8
•	One-third restricted shares under Rule 144, but possessing piggyback registration rights, and
•	Remaining one-third restricted shares under Rule 144 with no registration rights.

At April 30, 2007, the Company had a recorded liability of $3.4 million for 2,225,336 issuable shares included in accrued expenses in the accompanying 2007 consolidated balance sheet, which represents the market price of the stock at the various times these shares were earned. At April 30, 2007, all shares available under this Consulting Agreement have either been issued or included in accrued expenses.

At April 30, 2006, the Company had a recorded liability of $2.5 million for 1,871,327 issuable shares included in accrued expenses in the accompanying 2006 consolidated balance sheet, which represents the market price of the stock at the various times these shares were earned. At April 30, 2006, a contingent liability has been recorded for the remaining shares available for issue under the Consulting Agreement.

As presented in the accompanying 2007 and 2006 consolidated statement of changes in shareholders’ equity, a total of 24,380,402 and 5,862,857 shares common stock were issued in accordance with various agreements for  consultant services, and for acquisition transactions described elsewhere in these notes. The Company assigned the current market price to these shares as of the time at which the parties became entitled to the shares, as management believes this provides the best indicator of value received.

Stock-Based Compensation
The Company has five incentive stock option plans under which, in combination, provide for compensatory grants of common stock options to employees, directors and independent consultants, and an option agreement with the Chief Executive Officer. Option grants are subject to forfeiture if employment terminates prior to vesting.  Grants vest over a straight-line period of three years.  The length of the option period under each plan is not to exceed ten years, and the exercise price must be at least 85% of the market price of the Company’s common stock at the date of the grant. Options to purchase 19,500,000 shares are available under these plans and Chief Executive Officer agreement.  Transactions under the plan and agreement are summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2005	4,427,222	0.40
Granted	1,080,000	1.15
Exercised	(230,996)	0.36
Forfeited	(794,169)	0.40
Outstanding at April 30, 2006	4,482,057	0.58
Granted	4,621,366	3.50
Exercised	(192,722)	0.40
Forfeited	(534,268)	0.40
Outstanding at April 30, 2007	8,376,432	1.22
Exercisable at April 30, 2005	4,427,222	0.40
Exercisable at April 30, 2006	4,482,057	0.58
Exercisable at April 30, 2007	8,376,433	1.22
Remaining reserved for grant at April 30, 2007	3,123,567

Stock option expense was $4,223,492 for fiscal year 2007. Expenses associated with the issuance of stock for services was $4,923,215 for fiscal year 2007 as compared to $932,875 for fiscal year 2006.

Effective February 1, 2006, the company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of February 1, 2006 based upon the grant-date fair value of those awards.

In calculating the impact for options granted during the year ended April 30, 2007, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Expected volatility has been calculated based on the historical volatility of the company’s stock prior to the grant date.  The expected term represents the option exercise period. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated life of the option grant.  The option valuation variables for options granted in the year ended April 30, 2007 are expected volatility of 124%, expected term of three years, and risk free interest rate of 4.88%.

Prior to February 1, 2006 the Company accounted for stock-based compensation to employees and directors in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, which allowed the continued use of the intrinsic value method provided under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in lieu of a fair value measurement. The intrinsic method provided for the recognition of stock option expense at the value in which the market price exceeds that of the exercise price at the time the options are exercisable. Had compensation cost for the plan been determined on the fair value of the options on the grant date, the Company’s net income and earnings per share would have been as follows:

2006
Net loss, as reported	$(1,429,165)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(100,000)
Pro forma net loss	$(1,529,165)
Loss per share:
Basic and diluted - as reported	$(0.13)
Basic and diluted - pro forma	$(0.14)

There were no options granted during the year ended April 30, 2006 subsequent to the adoption of SFAS 123R. In calculating the impact for options granted prior to the effective date of SFAS 123 R, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Expected volatility has been calculated based on the historical volatility of the company’s stock prior to the grant date.  The expected term represents the option exercise period of ten years. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated life of the option grant. Variables used under this model were as follows:

2006
Expected dividends	-0-
Risk-free interest rate	4.43%
Volatility	45%

Common Stock Warrants
During the years ended April 30, 2007 and 2006, the Company issued warrants totaling 194,638,775 and 3,390,469 shares of common stock to various financing institutions and private parties in connection with financing and acquisition activities. The Company used the Black-Scholes options pricing model for measuring the fair value of these warrants, resulting in a total fair value of $375.6 million and $1.6 million for the years ended April 30, 2007 and 2006, respectively.  The warrants issued in 2007 were recorded at $155.7 million as a result of APB 14 (see Note 9).  The difference between the fair value and recorded value is $219.9 million which represents the allocation of proceeds between the related financings and its detachable warrants. The $155.7 recorded value is further decreased due to the allocation of other financing costs including other warrants issued and cash paid to the warrant value. The net recorded value of $135.2 million and $1.7 million is reflected in the accompanying 2007 and 2006 consolidated statement of changes in shareholders’ equity.  A summary of these warrants and valuation variables used is as follows:

	2007	2006
Expiration years	2008-2017	2008-2013
Expected dividends	-0-	-0-
Risk-free interest rate	4.42%-5.21%	4.09%-4.81%
Volatility	66%-124%	29%-49%

The common stock warrants outstanding at April 30, 2007 are as follows:

	Number of Shares	Expiration Date	Exercise Price
Private Offering of Securities - McMahan	67,083,227	2/16/2012	$4.00
Private Offering of Securities - McMahan	67,083,227	2/16/2012	$5.00
McMahan Securities Co., L.P.	4,271,111	2/16/2010	$2.25
Alan Streiter	2,562,667	2/16/2010	$2.25
Seth Appel	1,708,445	2/16/2010	$2.25
Harris/Posner Financing	250,000	1/23/2012	$2.25
Vision Financing: Series A	4,816,666	12/7/2011	$2.50
Vision Financing: Series C	4,499,999	12/7/2011	$2.40
Vision Financing: Series D	4,499,999	12/7/2011	$5.00
Vision Financing: Series J	5,999,999	9/7/2011	$2.40
Imperium Master Fund, LTD	551,531	8/30/2011	$2.25
New Stream Commercial Finance – C&B credit facility	2,000,000	8/27/2011	$4.80
New Stream Commercial Finance – credit facility	600,000	11/8/2011	$4.00
Gottbetter Capital Subordinated Convertible Debt	11,030,614	8/30/2011	$2.25
Securities Exchange Agreement with respect to Series D Preferred Stock	12,017,774	5/18/2011	$2.25
Greater Bay Bank N.A.	28,400	3/12/2013	$1.69
Gunn Allen Financial, Inc.	350,000	11/1/2008	$2.00
Gunn Allen Financial, Inc.	196,850	8/31/2011	$4.44
Highgate House Financing	600,000	11/17/2008	$0.01
Highgate House Financing	400,000	11/17/2008	$0.50
M. Harris & S. Posner	250,000	12/22/2008	$0.80
M. Schwartz	250,000	2/1/2011	$1.10
Whonor, Inc.	100,000	7/31/2012	$3.85
Sam Del Presto	400,000	3/15/2011	$1.50
Harris, Posner & Posner Promissory Note	100,000	4/30/2011	$5.00
	191,650,509

Earnings Per Share
The computation of basic and diluted earnings per share is as follows for the years ended April 30, 2007 and 2006.

	2007	2006
NUMERATOR:
Net loss	$(309,125,469)	$(1,429,165)

DENOMINATOR:
Weighted average shares outstanding - basic	33,149,313	11,034,626

Effect of dilutive securities - common stock options, warrants, convertible Series B and C preferred stock	261,141,553	7,845,276
Weighted average shares outstanding - diluted	294,290,866	18,879,903

NET LOSS PER SHARE OF COMMON STOCK:
Basic	$(9.33)	$(0.13)

13.  Segment Reporting

We classify our operations into two main business lines: (1) remediation and reconstruction, and (2) wireless communications and data infrastructure. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2006 Annual Report. Summarized financial information by business segment for fiscal years 2007 and 2006 is presented below. All segment revenues were derived from external customers. No segment information for 2006 is depicted for Disaster Restoration and Remediation Services and Tower Services and Infrastructure Services. As more fully disclosed in the Company’s fiscal year 2006 Annual Report, we had no operations in these business segments until our acquisitions of Complete Tower Sources, Inc on February 21, 2007 (Technology Implementation and Integrations), LFC, Inc. (Tower Services and Infrastructure Services) on April 30, 2006, Mitchell Site Acq., Inc. (Tower Services and Infrastructure Services) on February 21, 2007, Cotton Companies, Inc. (Disaster Restoration and Remediation Services) which the Company acquired a minority interest of 40% on December 8, 2006 and completed the acquisition of the remaining 60% effective March 1, 2007, C&B (Disaster Restoration and Remediation Services) on May 1, 2006 and Ayin Tower Management, Inc. (Tower Services and Infrastructure Services) created on July 11, 2006. Viasys (included in Data and Communication Infrastructure), MIQ (Technology Implementation and Integration) were acquired effective November 1, 2005 (amounts are stated in thousands).

	Years Ended April 30,
	2007	2006
Net revenues:
Disaster Restoration and Remediation	$13,742	$-
Data and Communication Infrastructure	43,979	38,774
Tower Services and Infrastructure Services	10,728	-
Technology Implementation and Integration	8,826	6,147
Professional Administration Services	-	3,650
	$77,275	$48,571
Depreciation and amortization:
Disaster Restoration and Remediation	$6,860	$-
Data and Communication Infrastructure	3,092	1,345
Tower Services and Infrastructure Services	900	-
Technology Implementation and Integration	640	318
Professional Administration Services	-	39
	$11,492	$1,702
Income (Loss) from operations:
Disaster Restoration and Remediation	$(9,124)	$-
Data and Communication Infrastructure	(9,929)	1,303
Tower Services and Infrastructure Services	1,073	-
Technology Implementation and Integration	(1,313)	382
Professional Administration Services	-	(433)
	$(19,293)	$1,252
Interest expense:
Disaster Restoration and Remediation	$2,555	$-
Data and Communication Infrastructure	1,264	913
Tower Services and Infrastructure Services	872	-
Technology Implementation and Integration	207	152
Professional Administration Services	-	21
	$4,898	$1,086
Segment assets:
Disaster Restoration and Remediation	$116,360	$-
Data and Communication Infrastructure	93,195	44,613
Tower Services and Infrastructure Services	45,247	-
Technology Implementation and Integration	5,895	9,815
Professional Administration Services	251	329
	$260,948	$54,757
Goodwill:
Disaster Restoration and Remediation	$76,036	$-
Data and Communication Infrastructure	60,789	16,030
Tower Services and Infrastructure Services	25,962	1,943
Technology Implementation and Integration	-	2,089
Professional Administration Services	-	-
	$162,787	$20,062

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

	Years Ended April 30,
	2007	2006
Net revenues:
Total for reportable segments	$77,275	$48,573
Corporate	-	-
	$77,275	$48,573
Depreciation and amortization:
Total for reportable segments	$11,492	$1,702
Corporate	10	1
	$11,502	$1,703
Income (loss) from operations:
Total for reportable segments	$(19,293)	$1,252
Corporate	(16,389)	(2,413)
	$(35,682)	$(1,161)
Interest expense:
Total for reportable segments	$4,898	$1,086
Corporate	66,929	815
	$71,827	$1,901
Segment assets:
Total for reportable segments	$260,948	$54,757
Corporate	29,873	3,944
	$290,821	$58,701
Goodwill:
Total for reportable segments	$162,787	$20,062
Corporate	-	-
	$162,787	$20,062

Corporate costs are allocated to business segments where management has determined the costs represent jointly used assets or are otherwise relevant to segment operations. Unallocated costs substantially represent general corporate development and acquisition activities.

14.  Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries.  There was no current or deferred federal tax provision or benefit recorded for the years ended April 30, 2007 and 2006 due to the recording of the valuation allowance.

As of April 30, 2007, the Company has federal net operating loss carryforwards of approximately $122.3 million which will be available to offset future taxable income.  If not used, these federal carryforwards will expire between 2013 and 2027.  Several subsidiaries have various state net operating losses available to offset future income in several jurisdictions.

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.  The Company's effective rate is 38%. The following is a reconciliation from the expected federal statutory income tax to the Company’s actual income tax for the years ended April 30, 2007 and 2006:

	2007	2006

Income tax at statutory rate	(117,467,679)	(543,083)
Permanent items	77,087,686	464,014
State taxes, net of federal benefit	9,737	-
Change in valuation allowance	42,952,972	4,168,067
Prior year provision to return adjustment	(2,553,702)	(3,889,366)
Other	(29,014)	(199,632)
Total income tax provision(benefit)	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2007	2006

Deferred tax assets:
Net operating losses	46,232,247	5,204,799
Allowance for doubtful accounts	5,010,198	1,170,378
Other	40,509	10,087
	51,282,954	6,385,264
Deferred tax liabilities
Property and equipment	199,489	95,163
Intangible assets	1,736,918	-
Section 481 adjustments	103,474	-
	2,039,881	95,163

Subtotal	49,243,073	6,290,101
Less valuation allowance	(49,243,073)	(6,290,101)
Net deferred tax asset	-	-

The valuation allowance for deferred tax assets increased by $42.9 and $4.2 million during the years ended April 30, 2007 and 2006.  The increase in this allowance was primarily due to the large net operating losses generated by operating activities during the current period.  Since the Company is uncertain as to whether there will be taxable income in the immediate future to utilize the deferred benefits of the net operating losses, a valuation allowance had been placed against the entire balance of the net deferred tax assets as of April 30, 2007 and 2006.

15.  Related Party Transactions

Transactions with related parties were as follows:

•
PRG has a month-to-month operating lease for its office space with a PRG officer-employee, who was an owner of a predecessor company of PRG. Rent expense under the lease was $10,400 and $14,300 during the years ended April 30, 2007 and 2006,

•	An ICS officer made advances to ICS to fund operating expenses totaling $0 and $33,766 during the years ended April 30, 2007 and 2006. This company was sold to its president effective August 1, 2005.

•	Principal payments of $98,700 and $151,300 were made during the years ended April 30, 2007 and 2006 relating to the PRG acquisition note payable to Charys’ Chief Executive Officer.

•	The Company received $1.1 million in cash from a company owned by the president of Viasys in exchange for a promissory note.

•
Cotton companies has four operating leases for its office space and warehouse space with two Cotton Companies officer-employees, both of whom were owners of a predecessor company of the Cotton Companies.  Rent expense under the leases was $218,167 for the year ended April 30, 2007.

•
C&B has a month-to-month operating lease for its office space with a C&B officer-employee, who was an owner of a predecessor company of C&B.  Rent expense under the leases was $66,000 for the year ended April 30, 2007.

•
C&B has a recorded payable to a company owned by an employee of the Cotton Companies. The balance of this payable as of April 30, 2007 was $371,362. Payments in the amount of $421,200 were made towards this payable during fiscal year 2007.

•
In the acquisition of C&B, we entered into a promissory note with a C&B officer-employee, who was an owner of a predecessor company of C&B, in the original principal amount of $77,932,514 bearing interest at the rate of 4.74% per annum. We paid $31,775,344 of the principal balance promissory note as of April 6, 2007.  The remaining balance of this promissory note as of June 30, 2007 is $47,169,383, which is due and payable on January 31, 2009.

•
On October 10, 2006, we entered into a secured note agreement with JED Family Trust c/o Imperium Partner Group in the amount of $500,000. The secured note was executed and guaranteed by Charys’s Chief Executive Officer. This note was paid off in fiscal year 2007.

•
The Company recorded debt of $700,000 to entities owned by the president of CCI for the asset purchase of Aeon during the year ended April 30, 2006. During fiscal year 2007, the Company made payments of $157, 642 towards this debt.

•
A promissory note in the amount of $6,572,103, payable to the seller solely from proceeds relating to the Viasys Companies’ contract with the Commonwealth of Virginia Department of Transportation and secured by a security interest in certain collateral related to that contract.

•	An advance in the amount of $152,322 was made between DCS and an officer of DCS prior to the acquisition by the Company. Currently there are no terms of repayment at this time.

•
During fiscal year 2007, the Company acquired all outstanding common stock of DCS. As a result of the purchase, the Company incurred a contractual obligation to pay the DCS shareholders $640,000 . As of April 30, 2007, the total obligation outstanding was $440,000.

•	The Company received $1.1 million in cash from a company owned by the president of Viasys in exchange for a promissory note during the year ended April 30, 2006.

•
During the year ended April 30, 2006, the Company issued a $5.25 million promissory note to a company owned by the officers of MIQ in exchange for all outstanding common stock of MIQ. $250,000 of this note was paid by the Company in 2006. The remaining balance of the note was paid in fiscal year 2007.

•
During the year ended April 30, 2006, the Company recorded debt of $2.1 million owed to the seller and current president of LFC in exchange for all outstanding common stock of LFC. This amount was paid during fiscal year 2007.

•	The Company provided an advance of $72,142 to Rock Creek, which is owned by officers of MIQ in fiscal year 2006.

•	During fiscal year 2007, an advance was made to the Company by an employee of Aeon Management in the amount of $120,950, which is still outstanding as of April 30, 2007

•
In the acquisition of Cotton, we entered into a promissory note with a Cotton officer-employee in the principal amount of $5,184,932. The full amount of the note is still outstanding as of April 30, 2007.

•
In the acquisition of CTSI, we entered into a promissory note with a CTSI officer-employee in the original principal amount of $14,200,000 bearing interest at the rate of 9.00% per annum. The full amount of the note is still outstanding as of April 30, 2007. This principle amount was recorded at $7,100,000 due to a 50% EBITDA contingency. We also entered into an 8.75% Senior Convertible Note with the same officer-employee in the original principle amount of $5,790,476. The full amount of the note is still outstanding as of April 30, 2007.

•
In the acquisition of MSAI, we entered into two promissory notes with a MSAI officer-employee in the original principal amounts of $2,700,000 each, bearing interest at the rate of 9.00% per annum. The full amount of these notes are still outstanding as of April 30, 2007. These principle amounts were recorded at $2,700,000 due to a 50% EBITDA contingency. We also entered into three 8.75% Senior Convertible Notes in the principle amounts of $2,590,476, $2,569,524 and $2,840,000. The full amounts of these notes are still outstanding as of April 30, 2007.

16.  Employee Benefit Plans

The Company’s operating subsidiaries sponsor contributory defined contribution retirement plans which cover substantially all of their employees over age 21 that have completed one year of service consisting of at least 1,000 hours of service. The plans are administered by third-party administrators. The sponsoring subsidiaries may elect to make matching contributions based upon a percentage of the participant’s deferred salary contributions They may also elect to make additional contributions, the amount and timing of which is at the discretion of each sponsor’s board of directors. Total amounts contributed to these plans were less than $100,000 for each of the years ended April 30, 2007 and 2006.

17. Supplemental Cash Flow Information

Non-Cash Financing and Investing Activities – 2007

•
As further described in Note 7, the acquisitions of C&B, DCS, CTSI, MSAI, and Cotton resulted in a total purchase price of $395.6 million for $68.5 million of net assets acquired, generating goodwill of $323.0 million and amortizable intangible assets of $4 million. Of the total purchase price, $165.8 million was paid in cash. Non-cash portions of the purchase price paid included issuances of Charys common stock valued at $145.7 million and promissory notes totaling $79.6 million.

•
Common stock warrants were granted relating to the private offering of securities, the Series D redeemable preferred stock, a new C&B revolving credit facility, and the McMahan acquisition financing. (see Note 12 - Common Stock Warrants). An estimated fair value of $135.2 million was allocated to the warrants issued and recorded as an increase to additional paid-in capital. $140.0 million was determined by the Company to be allocable to the financing proceeds received and thus recorded as a non-cash discount to the initial carrying value of the financing instruments in accordance with APB 14 (see Note 9). $21.0 million was allocated and recorded as an increase to amortizable financing costs.

•
Goodwill increased $14.8 million from settlements of various post-acquisition costs and contingencies for the CCI, MIQ, Viasys, Aeon and LFC acquisitions. This amount was paid by issuances of $13.7 million in Charys common stock and $1.1 million in promissory notes.

•	$1.4 million in promissory notes were exchanged for common stock valued at $1.4 million.

•	Common stock valued at $3.3 million was issued to various consultants relating to financing activities, and was capitalized to financing costs

•	$9 million of Series D Redeemable Preferred Stock was converted to a long-term promissory note.

Non-Cash Financing and Investing Activities – 2006

•
A total of $310,224 in costs related to the new CAPCO credit facility were capitalized, which included accrued expenses of $182,490 and a common stock warrant valued at $45,027 (see Note 9). The cash portion of this transaction was $82,707, and is included in the accompanying statement of cash flows for the twelve months ended April 30, 2006.

•
$2.05 million in bank debt was retired in exchange for a $300,000 promissory note, preferred stock valued at $110,000, and $9,367 in accrued expenses relating to the retirement transaction (see Note 9). The cash portion of this transaction was $34,278, and is included in the accompanying statement of cash flows for the twelve months ended April 30, 2006.

•	Accrued expenses of $100,000 were restructured into a short-term promissory note (see Note 9).

•	A $50,000 short-term loan was exchanged for common stock.

•	Equipment valued at $9,971was purchased via a capital lease obligation.

•
The Company sold the common stock of ICS, issuing 40,000 shares of its common stock valued at $9,200 in exchange for transferring the net liabilities ICS to the buyer in the amount of $238,044 (see Note 18).

•	$600,000 of short-term convertible debt was converted into common stock.

•
The acquisitions of MIQ, Viasys, LFC and Aeon during fiscal year 2006 were non-cash transactions other than the nominal amount of cash acquired presented in the 2006 consolidated statements of cash flows. As disclosed in Note 7, the Company acquired a total of $23.1 million in assets and assumed $21.9 million in current liabilities and debt in exchange for common stock and seller notes.

•
Common stock warrants with a total value of $1.7 million were granted in connection with acquisition and financing activities. $1.6 million of these warrants were capitalized as financing costs, included as other non-current assets in the accompanying 2006 balance sheet, and are being amortized over the life of the related debt instrument.

•
As disclosed in Note 12 (Common Shares Issued under Consulting and Purchase Agreements), the Company was liable to issue $2.5 million of common stock at April 30, 2006 to consultants as a result of acquisitions and financing activities in 2006. Of this amount, $1.4 million was included in the purchase price of the acquisitions, and was recorded as accrued acquisition cost in the accompanying 2006 consolidated balance sheet. $1.1 million of this liability was recorded to accrued expenses.

Cash Paid for Interest/Income Taxes

Cash paid for interest was $1,567,346 and $732,832 for the years ended April 30, 2007 and 2006. Cash paid for income taxes was $1,866 and $28,331 for the years ended April 30, 2007 and 2006.

18. Discontinued Operations

Effective August 1, 2005, the Company sold all outstanding common shares of ICS, a wholly-owned development stage subsidiary, to an officer of ICS. The Company issued the buyer 40,000 shares of Charys’ common stock with a fair value of $9,200 in exchange for the buyer assuming net liabilities of ICS of $238,244, resulting in the Company realizing a gain on the sale of $229,044 as reflected in the accompanying 2006 consolidated statement of operations.

Effective January 1, 2007 the Company transferred certain assets of PRG, a wholly-owned subsidiary, for future payments based on PRG’s sales to certain existing customers.

19.  Selected Quarterly Consolidated Financial Data (Un-audited)

	First Quarter 2007
	As Previously Reported	Adjustments (1)	Restated
Fiscal Year Ended April 30, 2007
Net revenues	$25,045,404	---	$25,045,404
Gross profit	$7,408,891	---	$7,408,891
Income (loss) from operations	$(119,301)	---	$(119,301)
Net earnings (loss)	$(3,550,538)	$1,329,002	$(2,221,536)
Net earnings (loss) per share – basic	$(0.15)	$0.06	$(0.09)
Net earnings (loss) per share – diluted	$(0.15)	$0.06	$(0.09)

	Second Quarter 2007
	As Previously Reported	Adjustments (1)	Restated
Fiscal Year Ended April 30, 2007
Net revenues	$16,805,656	---	$16,805,656
Gross profit	$1,851,840	---	$1,851,840
Income (loss) from operations	$(6,898,500)	---	$(6,898,500)
Net earnings (loss)	$(31,518,995)	$4,721,038	$(26,797,957)
Net earnings (loss) per share – basic	$(1.02)	$0.15	$(0.87)
Net earnings (loss) per share – diluted	$(1.02)	$0.15	$(0.87)

	Third Quarter 2007
	As Previously Reported	Adjustments (1)	Restated
Fiscal Year Ended April 30, 2007
Net revenues	$15,047,705	---	$15,047,705
Gross profit	$1,763,297	---	$1,763,297
Income (loss) from operations	$(6,825,122)	---	$(6,825,122)
Net earnings (loss)	$(32,635,616)	$16,507,876	$(16,127,740)
Net earnings (loss) per share – basic	$(0.87)	$0.44	$(0.43)
Net earnings (loss) per share – diluted	$(0.87)	$0.44	$(0.43)

	Fourth Quarter 2007
Fiscal Year Ended April 30, 2007
Net revenues	$22,767,465
Gross profit	$3,599,101
Income (loss) from operations	$(22,060,259)
Net earnings (loss)	$(241,513,345)
Net earnings (loss) per share – basic	$(7,29)
Net earnings (loss) per share – diluted	$(7,29)

(1)  Interest Expense was restated to correct the accounting for detachable stock purchase warrants issued in connection with certain financing transactions.  The Company recorded the fair value of the warrants as financings costs and amortized those costs to interest expense.  In accordance with Accounting Principles Board Opinion 14, the proceeds for the financings should have been allocated between the warrants and debt securities based on their relative fair values at the time of issuance.  The resulting discounts on the debt securities should have been amortized to interest expense.  Interest expense was reduced from previously reported amounts.

20. Subsequent Events

Since the end of our fiscal year ended April 30, 2007, we have had the following developments:

On January 24, 2007, we closed on a bridge loan for $800,000 with HarPos Funding, LLC (“HarPos Financing”) pursuant to which the principal and accrued interest of $184,200 were due on the earlier of April 8, 2007 or upon Charys obtaining permanent financing.  In connection with this note we issued warrants for 250,000 common shares at a purchase price of $2.25 per share, expiring January 8, 2011.  In addition, we executed consulting agreements with Mel Harris and Steven Posner, members of HarPos Financing, for which they each received 100,000 restricted common shares.  The HarPos Financing was refinanced on May 3, 2007 pursuant to which the note shall be due and payable in 18 equal monthly installments of $61,399.11 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The refinanced note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made either the August 1, 2007 payment due on the note or any subsequent monthly payments. On October 16, 2007 the Company received a notice of default declaring the entire principal amount due and payable no later than October 22, 2007. As of this date, we have not made this payment.

On May 3, 2007, we issued a note to Sean Posner in the amount of $367,954 to settle amounts due pursuant to a loan agreement dated May 1, 2006.  The Sean Posner note is due and payable in 18 equal monthly installments of $20,907 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made the August 3, 2007 payment due on the note or any subsequent payments. On October 16, 2007 the Company received a notice of default declaring the entire principal amount due and payable no later than October 22, 2007. As of this date, we have not made this payment.

On May 3, 2007, we issued a note to Steven Posner in the amount of $367,954 to settle amounts due pursuant to a loan agreement dated May 1, 2006.  The Steven Posner note is due and payable in 18 equal monthly installments of $20,907 (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made the August 3, 2007 payment due on the note or any subsequent payments. On October 16, 2007 the Company received a notice of default declaring the entire principal amount due and payable no later than October 22, 2007. As of this date, we have not made this payment.

On May 3, 2007, we issued a note to Mel Harris in the amount of $368,064 to settle amounts due pursuant to a loan agreement dated May 1, 2006.   The Mel Harris note was  is due and payable in 18 equal monthly installments of $20,913. (or more) each, including interest, the first of such installments shall be due and payable on June 3, 2007, and a like installment shall be due and payable on the same day of each succeeding month thereafter until fully paid.  Interest accrues at the rate of 15% per annum.  The amended note was personally guaranteed by our chief executive officer, Billy V. Ray, Jr. and Troy Crochet, the president of Crochet & Borel, Inc.  We have not made the August 3, 2007 payment due on the note or any subsequent payments. On October 16, 2007 the Company received a notice of default declaring the entire principal amount due and payable no later than October 22, 2007. As of this date, we have not made this payment.

On May 15, 2007, Crochet & Borel Inc. issued a promissory note to Mike Thomas in the amount of $1.6 million payable $100,000 down and the balance in 60 equal monthly installments of principal and accrued interest of $28,999 commencing June 15, 2007.  This note represents payment in full of amounts due for services rendered pursuant to a Consulting Agreement dated May 1, 2005. Crocchet & Borel Services, Inc. has not made the payment due July 1, 2007 or any subsequent payments.

On May 18, 2007, Charys executed a Note Purchase Agreement with Imperium Master Fund, Ltd.  Pursuant to the agreement we issued our Senior Secured Note in the principal amount of $690,000.  The note is due May 18, 2008 and bears interest at the rate of 12% per annum.  The note ranks senior to all outstanding and future indebtedness of Charys except as otherwise set forth in the agreement.  The note is guaranteed by each of our subsidiaries and secured pursuant to the terms of a Security Agreement.  The purpose of the loan was for working capital.

On June 4, 2007, we filed an application with the American Stock Exchange to list the shares of our common stock for trading on the exchange.  As of the date of this Annual Report, we have not received a notification that our shares have been accepted for trading.

On June 29, 2007, Cotton Commercial USA, L.P. executed a Note Purchase Agreement with Imperium Master Fund, Ltd.  Pursuant to the agreement, the Cotton Commercial USA, L.P. issued its Senior Secured Note in the principal amount of $3,040,000.  The note is due August 13, 2007 and bears interest at the rate of 8.25% per annum and is guaranteed by Charys and each of the Cotton Companies and secured pursuant to the terms of a Security Agreement executed by the Cotton Companies.  The purpose of the loan was for working capital. We have not made the August 15, 2007 payment due on the note on which date the principal amount and all accrued interest was due.

On July 10, 2007, we received Consents from the holders of the McMahan Securities with respect to the adoption of a proposed amendment to the Indenture and a consent to a refinancing of “Existing Secured Indebtedness” as defined in the Indenture as described in that certain Consent and Amendment to Indenture sent to the holders.  The purpose of the solicitation of the Consents was to amend the Indenture to enable Charys to re-allocate the $35.0 million of “Existing Secured Indebtedness” currently available to our Crochet & Borel subsidiary among our other subsidiaries in order to implement the reorganization of our business into two distinct business operations, disaster/remediation, and telecommunications and construction activities related thereto.  In order to permit the requested ability to allocate “Existing Secured Indebtedness” it was necessary to amend the definition of “Existing Secured Indebtedness” as described in the Consent and Amendment.

In addition, Charys has refinanced its Series D preferred stock in exchange for Subordinated Unsecured Convertible Notes in an aggregate amount of $15,037,278, pursuant to that certain Securities Exchange Agreement dated as of April 30, 2007, by and among Charys and the investors listed on the Schedule of Investors attached thereto, all more fully described in a Form 8-K filed by Charys with the Securities and Exchange Commission on May 24, 2007 (the “Series D Transaction”).  The Series D preferred stock provided for certain payments and other obligations by Charys.  We felt it was in our best interests to incorporate all of these obligations into Subordinated Unsecured Convertible Notes and cancel the Series D preferred stock.  We desired for the holders of the McMahan Notes to consent to the refinancing and exchange. We have not made the August 3, 2007 payment due on the note payable to one of the investors and we were late in the payment due on July 13, 2007 to that investor and subsequently have made no futher payments to any of the investors.On October 23, 2007 one of the investors made a demand for redemption of the note to that investor in the orginal principal amount of $8,354,043.

We acquired Cotton Holding 1, Inc., Cotton Commercial USA, L.P. and Cotton Restoration of Central Texas, LP (the “Cotton Companies”) pursuant to a stock and limited partnership purchase agreement dated as of September 1, 2006, and amended on October 6, October 19, October 31, December 8, 2006 and February 23, 2007, for total consideration of 1,555,532 shares of our common stock (which have registration rights) and $46,754,406 (composed of $36,754,406 paid in cash and a promissory note in the original principal amount of $10,000,000 bearing interest at the rate of 9% per annum). We amended and restated the promissory note on February 23 and June 25, 2007, and reduced the outstanding principal balance of the note to $5,482,816, which will be payable in 36 equal monthly installments of $175,943 each, beginning on September 1, 2007 and continuing on the first day of each month thereafter until August 1, 2010, when the entire amount shall be due and payable in full. We have not made the September 1, 2007 or the October 1, 2007 payment due on the note.

On August 24, 2007, our shares of common stock began trading on the “pink sheets” due to our failure to meet the quotation standards for the Over the Counter Bulletin Board.

We are in default of certain provisions of the Company’s 8.75% Senior Convertible Notes Due 2012 (the “Notes”) that were issued pursuant to the that certain Indenture, dated as of February 16, 2007 (as amended, modified, supplemented or amended and restated from time to time, the “Indenture”). The defaults include the Company’s failure to deliver the Company’s annual financial statements and the Company’s failure to deliver a Right of Repurchase Notice and Notice of Default in connection therewith.

We are in default of the convertible promissory notes in the amounts of $473,849 and $242,151 issued in connection with the Viasys acquisitions to Mel Harris and Steven Posner respectively, which were due September 29, 2007. Mel Harris has filed suit in connection with the matter.

21. Financial Statement Presentation

Certain reclassifications have been made to be 2006 financial statements to conform to the 2007 presentation.

+++